Form 10-Q
period 2003-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2003-08-13
CIK 1227265

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003
                      --------------

Commission File Number 0-50271
                       -------

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

         New York                                   22-33644546
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)


                         (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X       No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                               Yes _____      No  X

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                  Page
                                                                Number

PART I - Financial Information:

     Item 1.  Financial Statements:

              Statements of Financial Condition
              at June 30, 2003  and December 31,
              2002 (unaudited).                                   3

              Condensed Schedules of Investments at
              June 30, 2003 and December 31, 2002
              (unaudited).                                      4 - 5


              Statements of Income and Expenses
              and Partners' Capital for the three
              and six months ended June 30, 2003
              and 2002 (unaudited).                               6

              Notes to Financial Statements,
              including the Financial Statements of
              SB AAA Master Fund LLC (unaudited).              7 - 19

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                     20 - 22

     Item 3.  Quantitative and Qualitative
              Disclosures about Market Risk                   23 - 24

     Item 4.  Controls and Procedures                           25

PART II - Other Information                                     26

                                     PART I
                          Item 1. Financial Statements

                  Salomon Smith Barney Orion Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                         June 30,      December 31,
                                                           2003            2002
                                                       ----------      -----------
Assets:
  Investment in Master, at fair value                 $ 34,098,338    $ 25,446,740
  Cash (restricted $8,515,658 and $8,657,392 in
   2003 and 2002, respectively)
  in commodity futures trading account                  47,464,612      32,697,307
  Net unrealized (depreciation) appreciation
  on open positions*                                    (1,931,692)      5,057,217
                                                      ------------    ------------
                                                        79,631,258      63,201,264
Interest receivable                                         69,184          61,183
                                                      ------------    ------------
                                                      $ 79,700,442    $ 63,262,447
                                                      ============    ============

Liabilities and Partners' Capital:

Liabilities:

 Accrued expenses:
  Commissions                                         $    123,750    $    115,201
  Management fees                                          124,125         107,113
  Administrative fees                                       32,646          26,778
  Incentive Fees                                                 -         272,957
  Other                                                    138,860          88,996
  Redemptions                                              706,789         498,603
                                                      ------------    ------------
                                                         1,126,170       1,109,648
                                                      ------------    ------------

Partners' Capital:
General Partner,  499.8084 Unit equivalents
  outstanding in 2002 and 2001                             556,347         580,188
Limited Partners, 70,089.6852 and 53,042.3132 Units
  of Limited Partnership Interest outstanding in
  2003 and 2002, respectively                           78,017,925      61,572,611
                                                      ------------    ------------
                                                        78,574,272      62,152,799
                                                      ------------    ------------
                                                      $ 79,700,442    $ 63,262,447
                                                      ============    ============

* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments
See  Accompanying Notes to Unaudited Financial Statements.

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2003

Sector                                            Contract                                                 Fair Value
---------------------------------                 ----------------------------------------------------  --------------
                                                  Futures contracts sold 0.36%                              $ 286,898
                                                  Futures contracts purchased  (1.09)%                       (858,641)
                                                                                                        --------------
                                                    Total futures contracts  (0.73)%                         (571,743)
                                                  Unrealized appreciation on forward contracts 0.00%*               9
                                                                                                        --------------
                                                                                                                    9
                                                                                                        ---------------
   Total Currencies  (0.73)%                                                                                 (571,734)
                                                                                                        --------------

Energy
                                                  Futures contracts sold  0.19%                               147,610
                                                  Futures contracts purchased  0.74%                          583,604
                                                                                                        --------------
  Total Energy  0.93 %                                                                                        731,214
                                                                                                        --------------
Grains
                                                  Futures contracts sold  0.12%                                91,960
                                                  Futures contracts purchased  (0.26)%                       (207,563)
                                                                                                        --------------
   Total Grains   (0.14)%                                                                                    (115,603)
                                                                                                        --------------
Interest Rates U.S.
                                                  Futures contracts sold  0.02%                                11,983
                                                  Futures contracts purchased  (0.65)%                       (509,125)
                                                                                                        --------------
  Total Interest Rates U.S. (0.63)%                                                                          (497,142)
                                                                                                        --------------
Interest Rates Non-U.S.
                                                  Futures contracts sold  (0.00)%*                             (2,941)
                                                  Futures contracts purchased  (1.04)%                       (818,113)
                                                                                                        --------------
  Total Interest Rates Non-U.S. (1.04)%                                                                      (821,054)
                                                                                                        --------------
Livestock
                                                  Futures contracts sold  0.01%                                 6,650
                                                  Futures contracts purchased   (0.27)%                      (212,160)
                                                                                                        --------------
  Total Livestock (0.26)%                                                                                    (205,510)
                                                                                                        --------------
Metals                                            Futures contracts sold  (0.03)%                             (21,715)
                                                  Futures contracts purchased  0.02%                           15,025
                                                                                                        --------------
                                                    Total futures contracts  (0.01)%                           (6,690)

                                                  Unrealized depreciation on forward contracts (0.21)%       (160,720)
                                                  Unrealized appreciation on forward contracts 0.07%           53,663
                                                                                                        --------------
                                                    Total forward contracts  (0.14)%                         (107,057)
                                                                                                        --------------
  Total Metals   (0.15)%                                                                                     (113,747)
                                                                                                        --------------
Softs
                                                  Futures contracts sold  (0.30)%                            (233,766)
                                                  Futures contracts purchased 0.04%                            27,335
                                                                                                        --------------
  Total Softs  (0.26)%                                                                                       (206,431)
                                                                                                        --------------
Total Indices  (0.17)%                            Futures contracts purchased  (0.17)%                       (131,685)
                                                                                                        --------------

Total Fair Value  (2.45)%                                                                                $ (1,931,692)
                                                                                                        ==============
                                                                                               % of Investments
          Country Composition                        Investments at Fair Value              at  Fair Value
          ----------------------                    ---------------------------            -------------------
          Australia                                                 $ (133,976)                         (6.94)%
          Canada                                                       (43,777)                         (2.27)
          France                                                        (2,204)                         (0.11)
          Germany                                                     (538,988)                        (27.90)
          Hong Kong                                                     (2,347)                         (0.12)
          Italy                                                         (6,263)                         (0.32)
          Japan                                                        (76,329)                         (3.95)
          Spain                                                         (7,692)                         (0.40)
          United Kingdom                                              (124,012)                         (6.42)
          United States                                               (996,104)                        (51.57)
                                                                    -----------                        --------
                                                                  $ (1,931,692)                       (100.00)%
                                                                    ===========                        =======

Percentages are based on Partners' Capital unless otherwise indicated
* Due to rounding
See accompanying notes to unaudited financial statements

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002
                                   (Unaudited)

Sector                                    Contract                                      Fair Value
------------                              ----------------------------------      ------------------
Currencies
                                          Futures contracts sold (0.13)%                  $ (80,588)
                                          Futures contracts purchased  2.67%              1,657,233
                                                                                   -----------------
   Total Currencies  2.54%                                                                1,576,645
                                                                                   -----------------

Total Energy  1.48 %                      Futures contracts purchased  1.48%                919,154
                                                                                   -----------------

Grains
                                          Futures contracts sold  0.38%                     232,822
                                          Futures contracts purchased  (0.09)%              (55,021)
                                                                                   -----------------
   Total Grains   0.29%                                                                     177,801
                                                                                   -----------------

Futuresncontractstpurchased.41.42%                                                          884,285
                                                                                   -----------------

FuturesncontractstpurchasedS.1.07%%                                                         666,065
                                                                                   -----------------

Total Livestock 0.25%                     Futures contracts purchased   0.25%               152,910
                                                                                   -----------------

Total Metals   0.90%                      Futures contracts purchased  0.90%                562,580

Softs
                                          Futures contracts sold  (0.01)%                    (9,135)
                                          Futures contracts purchased 0.31%                 195,779
                                                                                   -----------------
  Total Softs  0.30%                                                                        186,644
                                                                                   -----------------

Total Indices  (0.11)%                    Futures contracts purchased  (0.11)%              (68,867)
                                                                                   -----------------

Total Fair Value  8.14%                                                                 $ 5,057,217
                                                                                   =================

                                                     Investments at                % of Investments
Country Composition                                   Fair Value                    at Fair Value
----------------------                            -------------------              ----------------
Australia                                                $ 32,003                          0.63%
Canada                                                     79,115                          1.56%
France                                                       (273)                         0.00% *
Germany                                                   283,701                          5.61%
United Kingdom                                            244,964                          4.84%
United States                                           4,417,707                         87.36%
                                                  -------------------               --------------
                                                      $ 5,057,217                        100.00%
                                                  ===================               ==============

Percentages are based on Partners' Capital unless otherwise indicated
* Due to rounding
See accompanying notes to financial statements

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                 ---------------------------      -----------------------------
                                                                     2003          2002                2003            2002
                                                                 -----------    ------------      -------------    -------------
Income:
   Realized gains (losses ) on closed postitions from Mater     $ 6,161,897      $ 2,803,030       $ (5,734,827)    $ 3,154,019
   Change in unrealized gains (losses) on open positions
      from Master                                                  (950,472)        (827,585)         1,293,625         877,939
   Income allocated from Master                                       1,749            1,156              5,157           1,726
   Expenses allocated from Master                                  (343,144)        (327,544)        (1,029,319)       (550,011)
  Net gains (losses) on trading of commodity interests:            (539,413)       2,953,574         10,090,157         251,529
  Realized gains (losses) on closed positions
  Change in unrealized gains (losses) on open positions            (422,502)       2,895,556         (6,988,909)      4,893,546
                                                               -------------    -------------  -----------------   -------------
                                                                  3,908,115        7,498,187         (2,364,116)      8,628,748
  Interest income                                                   209,712          158,604            431,018         264,371
  Interest income received from Master                               79,925           60,901            158,319         106,852
                                                               -------------    -------------  -----------------   -------------
                                                                  4,117,827        7,656,791         (1,933,098)      8,893,119
                                                               -------------    -------------  -----------------   -------------

Expenses:
  Brokerage commissions including clearing fees
   of $81,847, $75,631, $199,975 and $124,573 )                     621,741          363,443            939,893         688,800
  Management fees                                                   381,278          197,504            752,558         322,898
  Administrative fees                                                97,963           49,375            190,784          80,722
  Incentive fees                                                          -          985,506            298,424       1,321,286
  Other expenses                                                     24,450           41,019             49,862          79,753
                                                               -------------    -------------  -----------------   -------------
                                                                  1,125,432        1,636,847          2,231,521       2,493,459
                                                               -------------    -------------  -----------------   -------------

Net income (loss)                                                 2,992,395        6,019,944         (4,164,619)      6,399,660

Additions   -  Limited Partner                                    8,360,000        6,378,000         31,960,000      17,022,000
           -   General Partner                                            -           55,000                  -         159,000
Redemptions                                                      (3,551,462)      (3,304,232)       (11,373,908)     (3,582,109)
                                                               -------------    -------------  -----------------   -------------
Net increase in Partners' capital                                 7,800,933        9,148,712         16,421,473      19,998,551
Partners' capital, beginning of period                           70,773,339       31,603,655         62,152,799      20,753,816
                                                               -------------    -------------  -----------------   -------------
Partners' capital, end of period                               $ 78,574,272     $ 40,752,367       $ 78,574,272    $ 40,752,367
                                                               -------------    -------------  -----------------   -------------
Net asset value per Unit
  ( 70,589.4936 and 37,182.8412 Units outstanding
     at June 30, 2003 and 2002, respectively)                    $ 1,113.12       $ 1,096.00         $ 1,113.12      $ 1,096.00
                                                               -------------    -------------  -----------------   -------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                      $ 42.77         $ 154.59           $ (47.70)       $ 143.77
                                                               -------------    -------------  -----------------   -------------


See Accompanying Notes to Unaudited Financial Statements
                                        6

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1. General:

     Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interest, including options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. From June 10, 1999 to August 31, 2002, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

     Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 Units of Limited Partnership Interest and 106 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Units.

     Effective September 1, 2001, the Partnership transferred the portion of the Partnership's assets that were allocated to AAA Capital Management, Inc. ("AAA") for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master") for 5,173.4381 Units of the Master at a fair value of $5,173,438. The transfer was tax free. The Master was formed in order to permit accounts managed now or in the future by AAA using the Energy with Swaps program, to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pooled accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing member of the Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.


                                                                     (Continued)

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     As of June 30, 2003, the Partnership owns approximately 12.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Member's Capital and Condensed Schedule of Investments are included herein.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decision are made by Willowbridge Associates Inc., Winton Capital Management and AAA Capital Management, Inc. (collectively, the "Advisors"). Beacon Management Corporation was terminated as an advisor to the Partnership on April 30, 2003.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statement of Financial Condition as of June 30, 2003 and December 31, 2002, Condensed Schedule of Investments as of June 30, 2003 and its Statements of Income and Expenses and Members' Capital for the three and six months ended June 30, 2003 and 2002 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                          June 30,        December 31,
                                           2003              2002
                                       --------------   --------------

Assets:
Equity in commodity futures
 trading account:
Cash (restricted $29,376,137 and
 $53,522,255, respectively)            $ 248,398,785    $ 330,218,077
Net unrealized appreciation
 (depreciation) on open  positions        (1,326,343)       9,188,483
Net unrealized appreciation on
 open swaps positions                     54,071,680       38,011,771
Commodity options owned, at fair
 value (cost $51,569,345 and
 $63,879,907, respectively)               51,721,581       83,252,102
                                       -------------    -------------
                                         352,865,703      460,670,433
Due from brokers                           4,868,813       12,595,792
                                        ------------    -------------
Interest receivable                            4,884            6,712
                                       -------------    -------------
                                       $ 357,739,400    $ 473,272,937
                                       =============    =============

Liabilities and Members' Capital:
Liabilities:
  Unrealized depreciation on open
   Swap positions                      $  27,904,312    $  48,470,222
   Commodity options written, at
    fair value  (premium $54,214,943
    and $59,666,185, respectively)        42,109,870       67,724,777
   Accrued Expenses:
    Commissions                            2,921,263        5,210,167
    Professional fees                         38,606           20,117
    Due to brokers                         3,413,212        1,541,223
    Due to CMF                                22,978           22,978
                                       -------------    -------------
                                          76,410,241      122,989,484
                                       -------------    -------------
Members' Capital:
 Members' Capital, 219,606.2204
 and 216,158,4103 Units outstanding
 in 2003 and 2002, respectively          281,329,159      350,283,453
                                       -------------    -------------
                                       $ 357,739,400    $ 473,272,937
                                       =============    =============

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          Notes to Financial Statemenst
                                  June 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

               Number of
Sector         Contracts          Contract                                      Fair Value
---------        -------------------------------------------------           --------------

Energy                 Futures contracts purchased (6.20)%
                 6,647 NYMEX Natural Gas (8.87)% Aug. 03 - Aug. 04           $ (24,951,033)
                       Other 2.67%                                               7,498,210
                                                                             --------------
                                                                               (17,452,823)

                       Futures contracts sold 5.73%
                       NYMEX Natural Gas 7.93% Feb. 03 - Feb. 04                22,318,016
                       Other (2.20)%                                            (6,191,536)
                                                                             --------------
                                                                                16,126,480

                       Options owned 18.38%
                       NYMEX Natural Gas Call 1.01% Aug. 03 - Nov  03            2,847,090
                 4,007 NYMEX Natural Gas Put 9.41%  Aug 03 - Oct 04             26,455,640
                       NYMEX Light Sweet Crude Call 5.65% Aug 03 - Feb. 04      15,907,340
                       NYMEX Light Sweet Crude Put 1.62% Aug 03 - Feb 04         4,560,880
                       Other 0.69%                                               1,950,631
                                                                             --------------
                                                                                51,721,581


                       Options written (14.97)%
                10,337 NYMEX Natural Gas Call (10.36)% Aug 03 - Dec 04         (29,149,370)
                       NYMEX Light Sweet Crude Call (2.20)% Aug 03 - Sept. 03   (6,181,590)
                       Other (2.41)%                                            (6,778,910)
                                                                             --------------
                                                                               (42,109,870)


                       Unrealized appreciation on Swaps contracts 19.22%
                       NYMEX Natural Gas 14.16%                                 39,828,441
                       Other 5.06%                                              14,243,239
                                                                             --------------
                                                                                54,071,680

                       Unrealized depreciation on Swaps contracts  (9.91)%
                       NYMEX Natural Gas (5.51)%                               (15,499,882)
                       Other (4.40)%                                           (12,404,430)
                                                                               -----------
                                                                               (27,904,312)

    Total Energy 12.25%                                                         34,452,736
                                                                              ------------

Total Fair Value 12.25%                                                       $ 34,452,736
                                                                             =============

                                Investment at               % of Investment at
      Country Composition        Fair Value                   Fair Value
      -------------------      -------------             ---------------------

      United Kingdom           $ (2,588,104)                    (7.51)%
      United States              37,040,840                    107.51
                               ------------                    ------
                               $ 34,452,736                    100.00 %
                                ===========                    ======


Percentages are based on Members' Capital unless otherwise indicated

                  Salomon Smith Barney Orion Futures Fund L.P.
                         Notes to Financial Statements
                                 June 30, 2003
                                  (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

                                 Number of                       Contract                                         Fair Value
Sector                           Contracts
Energy                                            Futures contracts purchased 17.92%
                                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                                  Other 12.47%                                                      43,677,214
                                                                                                                    ------------
                                                                                                                    62,766,217

                                                  Futures contracts sold (15.30)%
                                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                                  Other (2.03)%                                                     (7,102,703)
                                                                                                                   ------------
                                                                                                                   (53,577,734)

                                                  Options owned 23.77%
                                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                                  Other 8.00%                                                       28,009,592
                                                                                                                    ------------
                                                                                                                    83,252,102

                                                  Options written (19.33)%
                                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                                  Other (12.43)%                                                   (43,531,137)
                                                                                                                   ------------
                                                                                                                   (67,724,777)

                                                  Unrealized appreciation on Swaps contracts 10.85%
                                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                                  Other 5.39%                                                       18,881,534
                                                                                                                    ------------
                                                                                                                    38,011,771

                                                  Unrealized depreciation on Swaps contracts (13.84)%
                                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                                  Other (8.67)%                                                    (30,362,408)
                                                                                                                    ------------
                                                                                                                   (48,470,222)
                                                                                                                    ------------
    Total Energy 4.07%                                                                                              14,257,357
                                                                                                                    ------------
Total Fair Value 4.07%                                                                                             $14,257,357
                                                                                                                    ==========
                              Investments at   % of Investments at
   Country Composition         Fair Value         Fair Value
   --------------------        -----------      ---------------

   United Kingdom              $25,728,485         180.46%
   United States               (11,471,128)        (80.46)
                              ------------         ------
                               $14,257,357         100.00%
                              ------------         ------

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

                             SB AAA MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                            ------------------------------     --------------------------------
                                                                2003              2002               2003             2002
                                                            ------------------------------     --------------------------------
Income:
  Net gains on trading of commodity
   interests:
  Realized gains (losses) on closed positions              $ 51,205,109       $ 36,634,699     $ (92,568,712)     $ 42,816,561
  Change in unrealized gains (losses) on open
   positions                                                 (4,955,814)       (10,702,971)       27,054,699        12,746,971
                                                          --------------     --------------    --------------   ---------------

                                                             46,249,295         25,931,728       (65,514,013)       55,563,532
  Interest income                                               721,637            767,154         1,686,957         1,373,622
                                                          --------------     --------------    --------------   ---------------

                                                             46,970,932         26,698,882       (63,827,056)       56,937,154
                                                          --------------     --------------    --------------   ---------------

Expenses:
  Brokerage commissions including clearing fees
  of $398,062, $606,653, $1,434,608 and
  $1,098,861, respectively                                    3,289,199          4,277,310         9,786,358         7,521,526
  Professional fees                                               9,297              9,092            18,491            18,286
                                                          --------------     --------------    --------------   ---------------

                                                              3,298,496          4,286,402         9,804,849         7,539,812
                                                          --------------     --------------    --------------   ---------------

  Net income  (loss)                                         43,672,436         22,412,480       (73,631,905)       49,397,342

   Additions                                                 12,193,128          2,396,264        45,179,314        11,162,417
   Redemptions                                              (17,378,056)        (2,840,699)      (38,872,082)      (12,507,686)
   Distribution                                                (706,482)          (752,121)       (1,629,621)       (1,350,167)
                                                          --------------     --------------    --------------   ---------------

  Net increase (decrease) in Members Interest                37,781,026         21,215,924       (68,954,294)       46,701,906

Members capital, beginning of period                        243,548,133        177,700,705       350,283,453       152,214,723
                                                          --------------     --------------    --------------   ---------------

Members capital, end of period                            $ 281,329,159      $ 198,916,629     $ 281,329,159     $ 198,916,629
                                                          --------------     --------------    --------------   ---------------

Net asset value per Unit
  in (219,606.2204 and 136,093.2122 Units outstanding
    June 30, 2003 and 2002, respectively)                    $ 1,281.06         $ 1,461.62        $ 1,281.06        $ 1,461.62
                                                          -------------     --------------    --------------   ---------------
Net income (loss) per Unit of Member Interest                  $ 197.61           $ 163.99         $ (332.01)         $ 362.30
                                                          -------------     --------------    --------------   ---------------

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                      THREE-MONTHS ENDED
                                                       SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------


Net realized and unrealized
  gains(losses) *                      $   47.04       $ 183.26     $  (31.36)   $  186.08
Interest income                             2.98           4.14          6.53         7.98
Expenses **                                (7.25)        (32.81)       (22.87)      (50.29)
                                       ----------     ----------    ----------     --------

Increase(decrease) for period              42.77         154.59        (47.70)      143.77

Net Asset Value per Unit,
 beginning of period                    1,070.35         941.41      1,160.82       952.23
                                       ----------     ----------   -----------    --------

Net Asset Value per Unit,
 end of period                         $1,113.12      $1,096.00     $1,113.12    $1,096.00
                                       ==========    ==========    ==========     =========

*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                                      THREE-MONTHS ENDED
                                                       SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------

Ratio to average net assets: ***

   Net investment loss before
     incentive fees ****                 (6.0)%        (5.1)%         (6.0)%    (4.5)%
                                         ======       =======       ========    =====


   Operating expenses                     7.4%          4.3%           7.5%      5.7%
   Incentive fees                         0.0%          6.6%           0.8%      4.4%
                                         ------       -------       --------    -----
   Total expenses                         7.4%         10.9%           8.3%     10.1%
                                         ======       =======       ========    ====

Total return:

   Total return before incentive fees     4.0%         19.2%          (3.7)%    18.8%
   Incentive fees                         0.0%         (2.8)%         (0.4)%    (3.7)%
                                         ------       -------       --------    ----
Total return after incentive fees         4.0%         16.4%          (4.1)%    15.1%
                                         ======       =======       ========    =====

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:

         Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                      THREE-MONTHS ENDED
                                                       SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------


Net realized and unrealized
  gains(losses)                        $ 194.36       $  158.42     $ (339.61)   $ 352.34
Interest income                            3.29            5.64          7.68       10.09
Expenses                                  (0.04)          (0.07)        (0.08)      (0.13)
                                      ----------      ----------    ----------  ----------

Increase(decrease) for period            197.61          163.99       (332.01)     362.30

Distributions                             (3.22)          (5.53)        (7.42)      (9.92)

Net Asset Value per Unit,
 beginning of period                   1,086.67        1,303.16      1,620.49    1,109.24
                                      ----------      ----------    ----------  ---------

Net Asset Value per Unit,
 end of period                        $1,281.06       $1,461.62     $1,281.06   $1,461.62
                                      ==========      ==========    ==========  =========

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                                      THREE-MONTHS ENDED
                                                       SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003        2002
                                       ----------     ----------    --------   ---------

Ratio to average net assets: *

  Net investment loss **               (3.4)%          (4.0)%         (5.4)%     (3.5)%

  Operating expenses                    4.4%            4.9%           6.5%       4.3%



Total return                           18.2%           12.6%         (20.5)%     32.7%

*  Annualized

**    Interest income less total expenses

         The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership/Master trading activities are shown in the Statement of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreement between the Partnership and CGM and the Master give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended June 30, 2003 and December 31, 2002, respectively, based on a monthly calculation, were $2,966,678 and $2,689,879, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2003 and December 31, 2002 was $(1,931,692) and $5,057,217,
respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4. Financial Instrument Risk:

     In the normal course of its business the Partnership directly, and through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swaps contracts are OTC contracts.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnerships's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's assets is CGM.

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

         The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 26.4% from $62,152,799 to $78,574,272. This increase was attributable to additional sales of 27,099.8601 Units totaling $31,960,000, which was partially offset by the net loss from operations of $4,164,619 , coupled with redemption of 10,052.4881 Units resulting in an outflow of $11,373,908. Future redemptions can impact the amount of funds available for investment in the Partnership/Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, the Master's capital decreased 19.7% from $350,283,453 to $281,329,159. This decrease was attributable to net loss from operations of $73,631,905, coupled with redemptions of 28,881.9927 Units totaling $38,872,082 and distribution of interest of $1,629,621 to the Partnerships, which was partially offset by the additions of 32,329.8028 Units totaling $45,179,314. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reporter amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per unit increased 4.0% from $1,070.35 to $1,113.12 as compared to an increase of 16.4% in the second quarter of 2002. The Partnership experienced a net trading gain in the second quarter of 2003 of $3,908,115. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, grains, indices and U.S. interest rates and were partially offset by losses in energy, softs, livestock, metal and non-U.S. interest rates. The Partnership experienced a net trading gain in the second quarter of 2002 of $7,498,187. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, grains, livestock, metals, U.S. and non-U.S. interest rates and were partially offset by losses in energy softs and indices.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expect to increase capital through operations.

     Interest income on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and six months ended June 30, 2003 increased by $51,108 and $166,647, respectively, as compared to the corresponding periods in 2002. Interest income received from Master for the three and six months ended June 30, 2003 increased by $19,024 and $51,467, respectively, as compared to the corresponding periods in 2002 The increase in interest income and interest income received from Master are primarily due to an increase in net assets during the three and six months ended June 30, 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2003 increased by $183,774 and $429,660, respectively, as compared to the corresponding periods in 2002. The increase of management fees is due to an increase in assets during the three and six months ended June 30, 2003.

     Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2003 resulted in an incentive fee of $0 and $298,424, respectively. Trading performance for the three and six months ended June 30, 2002 resulted in an incentive fee of $985,506 and $1,321,286, respectively.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

     The Partnership/Master are speculative commodity pools. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's/Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's/Master's main line of business.

     Market movements result in frequent changes in the fair value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/Master's market risk are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's/Master's open positions and the liquidity of the markets in which it trades.

     The Partnership/Master rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Master's speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's/Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Partnership's/Master's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Partnership/Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2003, the Partnership's total capitalization was $78,574,272. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
-------------------------------------------------------------------------------------------------------------
Currencies:
-  Exchange Traded
     Contracts            $ 1,672,703       2.13%       $1,955,710     $486,107      $1,955,710   $  486,107
Energy                      1,184,200       1.51%        2,716,000      123,600       2,833,000      123,600
Grains                        442,486       0.56%        1,802,600      230,900       1,802,600      230,900
Interest Rates U.S.           792,500       1.01%        1,037,350      116,850       1,037,350      116,850
Interest Rates Non-U.S.     1,604,584       2.04%        3,261,061      148,412       3,261,061      148,412
Livestock                     149,750       0.19%          410,010       23,800         410,010       23,800
Metals:
-  Exchange Traded
     Contracts                152,900       0.19%        1,137,100      100,500       1,137,100      100,500
 - OTC Contracts               63,525       0.08%          216,100       33,175         216,100       33,175
Softs                         451,819       0.58%          937,100      136,550         937,100      136,550
Indices                       599,431       0.76%          841,481       95,480         841,481       95,480
                          -----------      ------
Total                     $ 7,113,898       9.05%
                          ===========      ======

Item 4. Control and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

The following information  supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The following information supplements and amends our discussion set forth under Item 8 "Legal Proceedings" in the Partnership's Form 10/A filed August 12, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

Item 2. Changes in Securities and Use of Proceeds -

          The Partnership no longer offers units at the net asset value per Unit as of the end of each month. For the six months ended June 30, 2003 there were additional sales of 27,099.8601 Units totaling $31,960,000. For the six months ended June 30, 2002 there were additional sales of 18,699.9236 Units totaling $17,022,000 and contributions by the General Partner representing 174.9522 Unit equivalents totaling $159,000.

          Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

     (a)  Exhibit   -   31.1   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of Chief financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.


By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel, President and Director
         David J. Vogel, President and Director


Date:        8/13/03
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
           (General Partner)



By:  /s/ David J. Vogel, President and Director
         David J. Vogel, President and Director


Date:        8/13/03
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director


Date:        8/13/03
          -----------

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Orion Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                              /s/  David J. Vogel
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Orion Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                                     /s/    Daniel R. McAuliffe, Jr.
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                   Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 13, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 13, 2003