Form 10-Q/A
period 2003-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2003-11-12
CIK 1227265

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                 ---------------------------      -----------------------------
                                                                     2003          2002                2003            2002
                                                                 -----------    ------------      -------------    -------------
Income:
   Realized gains (losses ) on closed postitions from Mater     $ 6,161,897      $ 2,803,030       $ (5,734,827)    $ 3,154,019
   Change in unrealized gains (losses) on open positions
      from Master                                                  (950,472)        (827,585)         1,293,625         877,939
   Income allocated from Master                                       1,749            1,156              5,157           1,726
   Expenses allocated from Master                                  (343,144)        (327,544)        (1,029,319)       (550,011)
  Net gains (losses) on trading of commodity interests:            (539,413)       2,953,574         10,090,157         251,529
  Realized gains (losses) on closed positions
  Change in unrealized gains (losses) on open positions            (422,502)       2,895,556         (6,988,909)      4,893,546
                                                               -------------    -------------  -----------------   -------------
                                                                  3,908,115        7,498,187         (2,364,116)      8,628,748
  Interest income                                                   129,787           97,703            272,699         157,519
  Interest income received from Master                               79,925           60,901            158,319         106,852
                                                               -------------    -------------  -----------------   -------------
                                                                  4,117,827        7,656,791         (1,933,098)      8,893,119
                                                               -------------    -------------  -----------------   -------------

Expenses:
  Brokerage commissions including clearing fees
   of $81,847, $75,631, $199,975 and $124,573 )                     621,741          363,443            939,893         688,800
  Management fees                                                   381,278          197,504            752,558         322,898
  Administrative fees                                                97,963           49,375            190,784          80,722
  Incentive fees                                                          -          985,506            298,424       1,321,286
  Other expenses                                                     24,450           41,019             49,862          79,753
                                                               -------------    -------------  -----------------   -------------
                                                                  1,125,432        1,636,847          2,231,521       2,493,459
                                                               -------------    -------------  -----------------   -------------

Net income (loss)                                                 2,992,395        6,019,944         (4,164,619)      6,399,660

Additions   -  Limited Partner                                    8,360,000        6,378,000         31,960,000      17,022,000
           -   General Partner                                            -           55,000                  -         159,000
Redemptions                                                      (3,551,462)      (3,304,232)       (11,373,908)     (3,582,109)
                                                               -------------    -------------  -----------------   -------------
Net increase in Partners' capital                                 7,800,933        9,148,712         16,421,473      19,998,551
Partners' capital, beginning of period                           70,773,339       31,603,655         62,152,799      20,753,816
                                                               -------------    -------------  -----------------   -------------
Partners' capital, end of period                               $ 78,574,272     $ 40,752,367       $ 78,574,272    $ 40,752,367
                                                               -------------    -------------  -----------------   -------------
Net asset value per Redeemable Unit
  ( 70,589.4936 and 37,182.8412 Redeemable Units outstanding
     at June 30, 2003 and 2002, respectively)                    $ 1,113.12       $ 1,096.00         $ 1,113.12      $ 1,096.00
                                                               -------------    -------------  -----------------   -------------
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                      $ 42.77         $ 154.59           $ (47.70)       $ 143.77
                                                               -------------    -------------  -----------------   -------------


See Accompanying Notes to Unaudited Financial Statements