Form 10-Q
period 2003-09-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2003-11-14
CIK 1227265

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number 0-50271

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

         New York                            22-33644546
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)


                                 (212) 559-2011
              (Registrant's telephone number, including area code)

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

                                                          Yes _____ No __X___

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                 Page
                                                                Number

PART I - Financial Information:

    Item 1. Financial Statements:

            Statements of Financial Condition at
            September 30, 2003  and December 31,
            2002 (unaudited).                                       3

            Condensed Schedules of Investments
            at September 30, 2003 and December 31,
            2002 (unaudited).                                    4 - 5


            Statements of Income and Expenses
            and Partners' Capital for the three
            and nine months ended September 30,
            2003 and 2002 (unaudited).                             6

            Notes to Financial Statements,
            including the Financial Statements
            of SB AAA Master Fund LLC (unaudited).               7 - 19

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                         20 - 23

    Item 3. Quantitative and Qualitative
            Disclosures about Market Risk                       24 - 26

    Item 4. Controls and Procedures                               27

PART II - Other Information                                       28

                                     PART I
                          Item 1. Financial Statements

                  Salomon Smith Barney Orion Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                                September 30,  December 31,
                                                                                    2003          2002
                                                                              ---------------  ------------
Assets:
  Investment in Master, at fair value                                           $35,887,830   $25,446,740
  Cash (restricted $11,315,734 and $8,657,392 in 2003 and 2002, respectively)
  in commodity futures trading account                                           38,478,191    32,697,307
  Net unrealized appreciation on open futures positions                           7,449,533     5,057,217
  Unrealized appreciation on open forward positions                                  65,865            --
                                                                                -----------   -----------
                                                                                 81,881,419    63,201,264
Interest receivable                                                                  31,123        61,183
                                                                                -----------   -----------

                                                                                $81,912,542   $63,262,447
                                                                                ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
  Unrealized depreciation on open forward positions                                 $42,833   $        --
 Accrued expenses:
  Commissions                                                                       133,992       115,201
  Management fees                                                                   126,761       107,113
  Administrative fees                                                                33,573        26,778
  Incentive Fees                                                                         --       272,957
  Other                                                                              41,717        88,996
  Redemptions                                                                     1,027,769       498,603
                                                                                -----------   -----------
                                                                                  1,406,645     1,109,648
                                                                                -----------   -----------

Partners' Capital:
General Partner,  499.8084 Unit equivalents
  outstanding in 2002 and 2001                                                      553,383       580,188
Limited Partners, 72,212.0170 and 53,042.3132 Redeemable Units of
  Limited Partnership Interest outstanding in 2003 and 2002, respectively        79,952,514    61,572,611
                                                                                -----------   -----------
                                                                                 80,505,897    62,152,799
                                                                                -----------   -----------
                                                                                $81,912,542   $63,262,447
                                                                                ===========   ===========


See  Accompanying Notes to Unaudited Financial Statements.
                                        3

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003

Sector                                    Contract                                                Fair Value
-------------------------------------    ----------------------------------                     ---------------
Currencies
                                          Futures contracts sold (0.10)%                             $ (84,403)
                                          Futures contracts purchased  3.36%                         2,704,882
                                                                                                 ---------------
   Total Currencies  3.26%                                                                           2,620,479
                                                                                                ---------------

Energy
                                          Futures contracts sold  (0.16)%                             (125,372)
                                          Futures contracts purchased  0.02%                            13,178
                                                                                                ---------------
  Total Energy  (0.14)%                                                                               (112,194)
                                                                                                ---------------

Grains
                                          Futures contracts sold  0.00%*                                 3,007
                                          Futures contracts purchased  2.70%                         2,169,998
                                                                                                ---------------
   Total Grains   2.70%                                                                              2,173,005
                                                                                                ---------------

Total Interest Rates U.S. 2.27%           Futures contracts purchased  2.27%                         1,828,109
                                                                                                ---------------

Interest Rates Non-U.S.
                                          Futures contracts sold  (0.17)%                             (137,351)
                                          Futures contracts purchased  1.41%                         1,137,075
                                                                                                ---------------
  Total Interest Rates Non-U.S. 1.24%                                                                  999,724
                                                                                                ---------------

Total Lumber (0.01)%                      Futures contracts purchased   (0.01)%                         (8,580)
                                                                                                ---------------

Total Livestock 0.22%                     Futures contracts purchased   0.22%                          180,445
                                                                                                ---------------

Metals
                                          Futures contracts purchased  0.40%                           326,707
                                                                                                ---------------
                                            Total futures contracts  0.40%                             326,707

                                          Unrealized depreciation on forward contracts (0.05)%         (42,833)
                                          Unrealized appreciation on forward contracts 0.08%            65,865
                                                                                                ---------------
                                            Total forward contracts  0.03%                              23,032

                                                                                                ---------------
  Total Metals   0.43%                                                                                 349,739
                                                                                                ---------------

Softs
                                          Futures contracts sold  (0.03)%                              (21,696)
                                          Futures contracts purchased (0.05)%                          (42,855)
                                                                                                ---------------
  Total Softs  (0.08)%                                                                                 (64,551)
                                                                                                ---------------

Total Indices  (0.61)%                    Futures contracts purchased  (0.61)%                        (493,611)
                                                                                                ---------------

Total Fair Value  9.28%                                                                            $ 7,472,565
                                                                                                ===============
                                                                                % of Investments
Country Composition                       Investments at Fair Value              at  Fair Value
--------------------------------------------------------------------            -------------------
Australia                                                  $ (5,860)                         (0.08)
Canada                                                      101,108                           1.35
France                                                      (29,383)                         (0.39)
Germany                                                     503,419                           6.74
Hong Kong                                                   (23,135)                         (0.31)
Italy                                                       (19,984)                         (0.27)
Japan                                                       (49,415)                         (0.66)
Spain                                                       (40,185)                         (0.54)
United Kingdom                                              144,830                           1.94
United States                                             6,891,170                          92.22
                                         ---------------------------            -------------------
                                                        $ 7,472,565                         100.00
                                         ===========================            ===================

Percentages are based on Partners' Capital unless otherwise indicated
* Due to rounding
See accompanying notes to unaudited financial statements
                                        4

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002
                                   (Unaudited)

Sector                                    Contract                                      Fair Value
------------                              ----------------------------------      ------------------
Currencies
                                          Futures contracts sold (0.13)%                  $ (80,588)
                                          Futures contracts purchased  2.67%              1,657,233
                                                                                   -----------------
   Total Currencies  2.54%                                                                1,576,645
                                                                                   -----------------

Total Energy  1.48 %                      Futures contracts purchased  1.48%                919,154
                                                                                   -----------------

Grains
                                          Futures contracts sold  0.38%                     232,822
                                          Futures contracts purchased  (0.09)%              (55,021)
                                                                                   -----------------
   Total Grains   0.29%                                                                     177,801
                                                                                   -----------------

Total Interest Rates U.S. 1.42%           Futures contracts purchased  1.42%                884,285
                                                                                   -----------------

Total Interest Rates Non-U.S. 1.07%       Futures contracts purchased 1.07%                 666,065
                                                                                   -----------------

Total Livestock 0.25%                     Futures contracts purchased   0.25%               152,910
                                                                                   -----------------

Total Metals   0.90%                      Futures contracts purchased  0.90%                562,580

Softs
                                          Futures contracts sold  (0.01)%                    (9,135)
                                          Futures contracts purchased 0.31%                 195,779
                                                                                   -----------------
  Total Softs  0.30%                                                                        186,644
                                                                                   -----------------

Total Indices  (0.11)%                    Futures contracts purchased  (0.11)%              (68,867)
                                                                                   -----------------

Total Fair Value  8.14%                                                                 $ 5,057,217
                                                                                   =================

                                                     Investments at                % of Investments
Country Composition                                   Fair Value                    at Fair Value
----------------------                            -------------------              ----------------
Australia                                                $ 32,003                          0.63%
Canada                                                     79,115                          1.56%
France                                                       (273)                         0.00% *
Germany                                                   283,701                          5.61%
United Kingdom                                            244,964                          4.84%
United States                                           4,417,707                         87.36%
                                                  -------------------               --------------
                                                      $ 5,057,217                        100.00%
                                                  ===================               ==============

Percentages are based on Partners' Capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Financial Statements

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ---------------------------    ----------------------------
                                                                    2003           2002              2003           2002
                                                                ---------------------------    ----------------------------
Income:
   Realized gains (losses ) on closed postitions from Master     $1,450,569      $1,900,111     $(4,284,255)     $5,054,130
   Change in unrealized gains (losses) on open positions
      from Master                                                  (650,442)       (819,598)        643,183          58,341
   Interest income allocated from Master                             83,671          69,155         252,304         178,888
   Expenses allocated from Master                                  (251,695)       (256,444)     (1,130,690)       (806,435)
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions                    (9,862,317)      6,738,568         227,840       6,990,097
  Change in unrealized gains (losses) on open positions           9,404,257      (1,511,300)      2,415,348       3,382,246
                                                               ------------    ------------    ------------    ------------

  Net realized and unrealized  gains (losses)                       174,043       6,120,492      (1,876,270)     14,857,267

  Interest income                                                    96,316         136,838         363,858         293,202
                                                               ------------    ------------    ------------    ------------

                                                                    270,359       6,257,330      (1,512,412)     15,150,469
                                                               ------------    ------------    ------------    ------------
Expenses:
  Brokerage commissions including clearing fees
   of $55,143, $57,678, $199,975 and $255,118                       479,654         268,661       1,569,873         958,798
  Management fees                                                   385,915         249,304       1,138,473         572,202
  Administrative fees                                               102,366          62,328         293,150         143,050
  Incentive fees                                                         --         852,827         298,424       2,174,113
  Other expenses                                                     30,334          41,426          80,197         119,862
                                                               ------------    ------------    ------------    ------------

                                                                    998,269       1,474,546       3,380,117       3,968,025
                                                               ------------    ------------    ------------    ------------

Net income (loss)                                                  (727,910)      4,782,784      (4,892,529)     11,182,444

Additions   - Limited Partner                                    13,309,000      10,434,000      45,269,000      27,456,000
            - General Partner                                            --          65,000              --         224,000
Redemptions - Limited Partner                                   (10,649,465)     (1,524,687)    (22,023,373)     (5,106,796)
                                                               ------------    ------------    ------------    ------------

Net increase in Partners' capital                                 1,931,625      13,757,097      18,353,098      33,755,648

Partners' capital, beginning of period                           78,574,272      40,752,367      62,152,799      20,753,816
                                                               ------------    ------------    ------------    ------------

Partners' capital, end of period                                $80,505,897     $54,509,464     $80,505,897     $54,509,464
                                                                ===========      ==========      ==========      ===========

Net asset value per Redeemable Unit
  (72,711.8254 and 37,182.8412 Redeemable Units outstanding
     at September 30, 2003 and 2002, respectively)                $1,107.19       $1,208.39       $1,107.19       $1,208.39
                                                               ============      ==========       =========        ========

Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                       $(5.93)        $112.39         $(53.63)        $256.16
                                                               ============     ===========       ==========       =========


See Accompanying Notes to Unaudited Financial Statements

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1. General:

Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but currently trades solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. From June 10, 1999 to August 31, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

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

     Effective September 1, 2001, the Partnership transferred the portion of the Partnership's assets that were allocated to AAA Capital Management, Inc. ("AAA") for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master") for 5,173.4381 Units of the Master at a fair value of $5,173,438. The transfer was tax free. The Master was formed in order to permit commodity pools managed now or in the future by AAA using the energy with swaps program, to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pooled accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of the Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.


                                                                     (Continued)

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     As of September 30, 2003, the Partnership owns approximately 12.7% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management and AAA Capital Management, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's registration statement on Form 10/A filed with the Securities and Exchange Commission on November 5, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition as of September 30, 2003 and December 31, 2002, Condensed Schedules of Investments as of September 30, 2003 and December 31, 2002 and its Statements of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2003 and 2002 are presented below:

                                        September 30,    December 31,
                                            2003             2002
                                        ------------   -------------
Assets:
Equity in commodity futures trading
 account:
Cash (restricted $25,465,159 and
 $53,522,255, respectively)             $262,575,170   $330,218,077
Net unrealized appreciation
 on open  positions                        6,303,842      9,188,483
Unrealized appreciation on
 open swaps positions                     33,482,194     38,011,771
Commodity options owned, at fair
 value (cost $32,963,177 and
 $63,879,907, respectively)               33,691,360     83,252,102
                                         336,052,566    460,670,433
                                         -----------    -----------
Due from brokers                             489,055     12,595,792
Interest receivable                          180,564          6,712
                                         -----------    -----------
                                        $336,722,185   $473,272,937
                                         ===========    ===========
Liabilities and Members' Capital:
Liabilities:
 Unrealized depreciation on open
  swap positions                         $17,897,668    $48,470,222
 Commodity options written, at
    market value (premium $44,320,523
    and $59,666,185, respectively)        34,673,623     67,724,777
Accrued Expenses:
   Commissions                             1,904,325      5,210,167
   Professional fees                               4         20,117
   Due to brokers                            657,700      1,541,223
   Due to CGM                                 22,978         22,978
   Distribution Payable                      174,830              -
                                         -----------    -----------
                                          55,331,128    122,989,484
                                         -----------    ------------
Members' Capital:
 Members' Capital, 215,995.4878 and
  216,355.0521 Units outstanding
  in 2003 and 2002, respectively         281,391,057    350,283,453
                                         -----------    -----------
                                        $336,722,185   $473,272,937
                                         ===========    ===========

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

                           Number of
Sector                      Contracts               Contract                                                       Fair Value
--------------    ------------------------------    ----------------------------------                     -------------------
Energy                                              Futures contracts purchased 0.33%                                $ 917,999
                                                    Futures contracts sold 1.91%                                     5,385,843
                                                                                                           --------------------
                                                      Total futures contracts 2.24%                                  6,303,842

                                                    Options owned 11.97%
                              4,084                 NYMEX Natural Gas Put 7.73%  Nov. 03 - Oct 04                   21,740,320
                                                    Other 4.24%                                                     11,951,040
                                                                                                           --------------------
                                                                                                                    33,691,360


                                                    Options written (12.32)%
                              7,842                 NYMEX Natural Gas Call (7.79)% Aug 03 - Dec 04                 (21,926,650)
                                                    Other (4.53)%                                                  (12,746,973)
                                                                                                           --------------------
                                                                                                                   (34,673,623)


                                                    Unrealized appreciation on Swaps contracts 11.90%
                                                    HH Natural Gas  6.86%                                           19,305,725
                                                    Other 5.04%                                                     14,176,469
                                                                                                           ---------------------
                                                                                                                    33,482,194

                                                    Unrealized depreciation on Swaps contracts  (6.36)%
                                                    NYMEX Natural Gas                                              (17,897,668)
                                                                                                           --------------------
              Total Energy 7.43%                                                                                  $ 20,906,105
                                                                                                           ====================

Total Fair Value 7.43%

                                                      Investment at             % of Investment at
  Country Composition                                   Fair Value                 Fair Value
  --------------------                                -------------             -------------------

  United Kingdom                                       $ (1,532,097)                 (7.33)%
  United States                                          22,438,202                 107.33
                                                       -------------                -------
                                                       $ 20,906,105                 100.00 %
                                                      ==============                 =====

Percentages are based on Members' Capital unless otherwise indicated

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

                                 Number of                       Contract                                         Fair Value
Sector                           Contracts
Energy                                            Futures contracts purchased 17.92%
                                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                                  Other 12.47%                                                      43,677,214
                                                                                                                    ------------
                                                                                                                    62,766,217

                                                  Futures contracts sold (15.30)%
                                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                                  Other (2.03)%                                                     (7,102,703)
                                                                                                                   ------------
                                                                                                                   (53,577,734)

                                                  Options owned 23.77%
                                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                                  Other 8.00%                                                       28,009,592
                                                                                                                    ------------
                                                                                                                    83,252,102

                                                  Options written (19.33)%
                                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                                  Other (12.43)%                                                   (43,531,137)
                                                                                                                   ------------
                                                                                                                   (67,724,777)

                                                  Unrealized appreciation on Swaps contracts 10.85%
                                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                                  Other 5.39%                                                       18,881,534
                                                                                                                    ------------
                                                                                                                    38,011,771

                                                  Unrealized depreciation on Swaps contracts (13.84)%
                                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                                  Other (8.67)%                                                    (30,362,408)
                                                                                                                    ------------
                                                                                                                   (48,470,222)
                                                                                                                    ------------
    Total Energy 4.07%                                                                                              14,257,357
                                                                                                                    ------------
Total Fair Value 4.07%                                                                                             $14,257,357
                                                                                                                    ===========
                              Investments at   % of Investments at
   Country Composition         Fair Value         Fair Value
   --------------------        -----------      ---------------

   United Kingdom              $25,728,485         180.46%
   United States               (11,471,128)        (80.46)
                              ------------         ------
                               $14,257,357         100.00%
                              ============         =======

Percentages are based on Members' Capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

                             SB AAA MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     2003           2002             2003             2002
                                                                -----------------------------     -----------------------------

Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions                        $11,364,220      $32,530,758     $(81,204,492)     $75,347,319
  Change in unrealized gains (losses) on open
   positions                                                          (4,834,883)     (14,289,808)      22,219,816       (1,542,837)
                                                                   -------------    -------------    -------------    -------------
  Net realized and unrealized  gains (losses)                          6,529,337       18,240,950      (58,984,676)      73,804,482
  Interest income                                                        527,067          694,206        1,946,481        1,934,222
                                                                   -------------    -------------    -------------    -------------
                                                                       7,056,404       18,935,156      (57,038,195)      75,738,704
                                                                   -------------    -------------    -------------    -------------
Expenses:
  Brokerage commissions including clearing fees
  of $398,062, $606,653, $1,434,608 and $1,098,861, respectively       1,638,456        4,705,739       11,424,814       12,227,265
  Professional fees                                                      195,727            9,399          214,218           27,685
                                                                   -------------    -------------    -------------    -------------
                                                                       1,834,183        4,715,138       11,639,032       12,254,950
                                                                   -------------    -------------    -------------    -------------
  Net income  (loss)                                                   5,222,221       14,220,018      (68,677,227)      63,483,754
                                                                  -------------    -------------    -------------    -------------
   Additions                                                           6,258,158      122,115,230       51,437,472      133,277,647
   Redemptions                                                       (10,907,469)      (7,953,501)     (49,779,551)     (20,461,187)
   Distributions                                                        (511,012)        (673,613)      (1,873,090)      (1,890,174)
                                                                   -------------    -------------    -------------    -------------
  Net increase (decrease) in Members' Interest                            61,898      127,708,134      (68,892,396)     174,410,040
Members' capital, beginning of period                                281,329,159      198,916,629      350,283,453      152,214,723
                                                                   -------------    -------------    -------------    -------------
Members' capital, end of period                                     $281,391,057     $326,624,763     $281,391,057     $326,624,763
                                                                    ============      ===========      ===========       ===========
Net asset value per Unit
  (215,995.4878 and 214,373.0803 Units outstanding at
    September 30, 2003 and 2002, respectively)                         $1,302.76        $1,523.63        $1,302.76        $1,523.63
                                                                     ============      ===========      ===========       =========
Net income (loss) per Unit of Member Interest                             $24.07           $65.15         $(309.06)         $423.21
                                                                    ============      ===========      ===========       ===========

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                       THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                        2003        2002        2003           2002

Net realized and unrealized
  gains(losses) *                      $(1.07)     $135.93      $(32.43)     $322.01
Interest income                          2.40         4.92         8.93        12.90
Expenses **                             (7.26)      (28.46)      (30.13)      (78.75)
                                       ------      -------       ------      --------
Increase(decrease) for period           (5.93)      112.39       (53.63)      256.16

Net Asset Value per Redeemable
 Unit, beginning of period           1,113.12     1,096.00      1,160.82      952.23
                                    =========     ========     =========     ========
Net Asset Value per Redeemable
 Unit, end of period                $1,107.19    $1,208.39    $1,107.19    $1,208.39
                                    =========     ========     =========     ========



*       Includes brokerage commissions and expenses allocated from Master.
**      Excludes brokerage commissions and expenses allocated from Master.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                  THREE-MONTHS ENDED   NINE-MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                     2003      2002     2003      2002
                                    ----------------   ---------------
Ratio to average net assets: ***

   Net investment loss before
     incentive fees ****             (5.1)%   (5.7)%  (6.0)%   (8.0)%
                                     =====   ======   =====     =====

   Operating expenses                 6.2%     7.5%    7.0%     9.8%
   Incentive fees                     0.0%     7.3%    0.5%     8.2%
                                     -----    -----   ----      -----
   Total expenses                     6.2%    14.8%    7.5%    18.0%
                                     =====   ======   =====     =====

Total return:

   Total return before incentive
    fees                             (0.5)%   35.9%   (4.3)%   60.1%
   Incentive fees                     0.0%   (25.6)%  (0.3)%  (33.2)%
                                     -----    -----   ----      -----
Total return after incentive fees    (0.5)%   10.3%   (4.6)%   26.9%
                                     =====   ======   =====    =====


***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003          2002            2003          2002
                                              -----------------------        ------------------------


Net realized and unrealized
  gains(losses)*                                 $   22.68     $   61.95       $ (317.27)    $  414.30
Interest income                                       2.44          3.24            9.01          9.02
Expenses**                                           (1.05)        (0.04)          (0.80)        (0.11)
                                                    --------      -------      ---------       --------
Increase(decrease) for period                        24.07         65.15         (309.06)       423.21

Distributions                                        (2.37)        (3.14)          (8.67)        (8.82)

Net Asset Value per Unit,
 beginning of period                              1,281.06      1,461.62        1,620.49      1,109.24
                                                   ========     ========        ========      ========

Net Asset Value per Unit,
 end of period                                   $1,302.76     $1,523.63       $1,302.76     $1,523.63
                                                   ========     ========        ========      ========



*  Includes brokerage commissions.
** Excludes brokerage commissions.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                                THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003          2002            2003          2002
                                              -----------------------        ------------------------


Ratio to average net assets: *

  Net investment loss **                         (2.1)%        (6.6)%           (4.4)%       (6.4)%

  Operating expenses                              2.6%          6.7%             4.9%         7.7%



Total return                                      1.8%          4.5%           (19.3)%       38.1%


*  Annualized

**    Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's/Master's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, respectively, based on a monthly calculation, were assets of $3,495,179 and $2,689,879, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2003 and December 31, 2002 were assets of $7,472,565 and $5,057,217, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

     In the normal course of its business the Partnership directly, and through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swap contracts are OTC contracts.

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

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The majority of these instruments mature within one year of September 30, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital increased 29.5% from $62,152,799 to $80,505,897. This increase was attributable to additional sales of 39,236.3828 Redeemable Units totaling $45,269,000 which was partially offset by a net loss from operations of $4,892,529, coupled with the redemption of 20,066.6790 Redeemable Units resulting in an outflow of $22,023,373. Future redemptions can impact the amount of funds available for investment in the Partnership/Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, the Master's capital decreased 19.7% from $350,283,453 to $281,391,057. This decrease was attributable to a net loss from operations of $68,677,227 coupled with redemptions of 28,881.9927 Redeemable Units totaling $49,779,551 and distributions of interest of $1,873,090 to the non-managing members of the Master, which was partially offset by the additions of 37,191.8136 Redeemable Units totaling $51,437,472. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 0.5% from $1,113.12 to $1,107.19 as compared to an increase of 10.3% in the third quarter of 2002. The Partnership experienced a net trading gain in the third quarter of 2003 of $174,043. Gains were primarily attributable to the Partnership's trading of commodity futures in livestock, metals, grains, indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy and softs. The Partnership experienced a net trading gain in the third quarter of 2002 of $6,120,492. Gains were primarily attributable to the Partnership's trading of commodity futures in softs, grains, metals, U.S. and non-U.S. interest rates and were partially offset by losses in energy, currencies, livestock and indices.

     During the nine months ended September 30, 2003, the Partnership's net asset value per Unit decreased 4.6% from $1,160.82 to $1,107.19 as compared to an increase of 26.9% in the nine months ended September 30, 2002. The Partnership experienced a net trading loss in the nine months ended September
30, 2003 of $1,876,270. Losses were primarily attributable to the trading of commodity contracts in U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in currencies, energy, grains and indices. The Partnership experienced a net trading gain in the nine months ended September 30, 2002 of $14,857,267. Gains were primarily attributable to the trading of commodity contracts in currencies, livestock, U.S. and non-U.S. interest rates and grains and were partially offset by losses in indices, softs, energy and metals.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors (other than AAA) to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expect to increase capital through operations. AAA is aware of price trends but does not trade upon trends. AAA often makes profits in positions with specific trends even though that trend may still be intact or perhaps even stronger. AAA occasionally establishes positions that are counter-trend.

     Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and nine months ended

September 30, 2003 decreased by $40,522 and increased by $70,656, respectively, as compared to the corresponding periods in 2002. Interest income allocated from Master for the three and nine months ended September 30, 2003 increased by $14,516 and $73,416, respectively, as compared to the corresponding periods in 2002. The increase in interest income and interest income allocated from Master are primarily due to an increase in net assets during the three and nine months ended September 30, 2003.

     Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three and nine months ended September 30, 2003 increased by $210,993 and $611,075, respectively, as compared to the corresponding periods in 2002. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2003 increased by $136,611 and $566,271 respectively, as compared to the corresponding periods in 2002. The increase of management fees is due to an increase in assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance additions and redemptions. Administrative fees for the three and nine months ended September 30, 2003 increased by $40,038 and $150,100, respectively, as compared to the corresponding periods in 2002. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $298,424, respectively. Trading performance for the three and nine months ended September 30, 2002 resulted in incentive fees of $852,827 and $2,174,113, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Partnership/Master are speculative commodity pools. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's/Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's/ Master's main line of business.

     Market movements result in frequent changes in the fair value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/ Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's/ Master's open positions and the liquidity of the markets in which it trades.

     The Partnership/Master rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership's could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Master's speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's/Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's/Master's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $80,505,897. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)
                                                               Year     to     Date
                                                         -----------------------------------------
                                                % of Total        High            Low         Average
Market Sector                 Value at Risk   Capitalization  Value at Risk  Value at Risk  Value at Risk

Currencies:
-    Exchange Traded
     Contracts                   $ 1,883,832      2.34%        $1,955,710      $  444,732      $1,132,479
Energy                             1,133,615      1.41%         2,833,000         123,600       1,488,757
Grains                               612,771      0.76%         1,802,600         189,472         629,887
Interest Rates U.S.                1,059,890      1.32%         1,059,890         116,850         628,387
Interest Rates Non-U.S.            2,098,151      2.60%         3,261,061         148,412       1,229,174
Livestock                            153,500      0.19%           410,010          23,800         157,743
Metals:
-    Exchange Traded
     Contracts                       569,900      0.71%         1,137,100         100,500         541,289
 - OTC Contracts                     141,975      0.18%           283,375          33,175          86,025
Softs                                569,782      0.71%           937,100         123,581         540,973
Indices                            1,153,022      1.43%         1,453,025          95,480         658,888
Lumber                                 7,000      0.01%             7,000           1,650           1,694
                                   ---------      ------
Total                            $ 9,383,438     11.66%
                                   =========     ======

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2003 , the Master's total capitalization was $281,391,057. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                               September 30, 2003
                                   (Unaudited)

                                                                     Year  to  Date
                                                          ------------------------------------------
                                        % of Total         High                Low           Average
Market Sector       Value at Risk   Capitalization      Value at Risk      Value at Risk  Value at Risk

Energy                 $18,415,548       6.54%           $131,820,411       $12,880,254     $39,599,399
Energy Swaps             5,727,000       2.04%             33,232,031           900,000       8,473,995
                      -----------       ------
Total                  $24,142,548       8.58%
                       ===========      ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Item 8 "Legal Proceedings" in the Partnership's Registration Statement on Form 10/A filed on November 5, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

Item 2. Changes in Securities and Use of Proceeds -

          This information relates to the Partnership's registration statement no. 22-3644546, which was declared effective by the SEC on November 5, 2003. For the nine months ended September 30, 2003 there were additional sales of 39,236.3828 Redeemable Units totaling $45,269,000. For the nine months ended September 30, 2002 there were additional sales of 27,924.5415 Redeemable Units totaling $27,456,000 and contributions by the General Partner representing 231.6282 Unit equivalents totaling $224,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Registration Statement on Form 10/A filed on November 5, 2003.

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


Date:        11/14/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
     (General Partner)



By:  /s/ David J. Vogel, President and Director
         David J. Vogel, President and Director


Date:        11/14/03



By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director


Date:        11/14/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 14, 2003


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 14, 2003


                                       /s/ Daniel R. McAuliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 14, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2003