Form 10-K
period 2003-12-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2004-03-15
CIK 1227265

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

Commission File Number 0-50271

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

              New York                                   22-3644546
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

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X       No
                                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                    Yes  X        No
                                                        ---

Limited Partnership Redeemable Units with an aggregate value of $78,017,925 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.



As of February 29, 2004, 81,996.6937 Limited Partnership Redeemable Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



                                      None

                                     PART I

Item 1.  Business.

     (a) General development of business. Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural, energy products, precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets. In addition, the Partnership may also enter into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 redeemable units of Limited Partnership Interest ("Redeemable Units") at $1,000 per Redeemable Unit. The Partnership commenced its Commodity Interest trading activities on June 10, 1999. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership privately and continuously offers up to 150,000 Redeemable Units to qualified investors. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2003, 2002 and 2001 are reported in the Statement of Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

     Citigroup Managed Futures LLC, formerly known as Smith Barney Futures Management LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator (the "General Partner"). At the commencement of trading the Partnership's General Partner was SFG Global Investments, Inc. ("SFG") and Citigroup Managed Futures LLC was the Partnership's trading manager. Effective April 1, 2001, the limited partners of the Partnership elected Citigroup Managed Futures LLC as the General Partner of the Partnership and consented to the withdrawal of SFG as General Partner. Concurrent with this election as General Partner, Citigroup Managed Futures LLC withdrew as the Partnership's trading manager.

     Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that were allocated to AAA Capital Management, Inc. ("AAA") for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 5,173.4381 Units of the Master at a fair value of $5,173,438. The Master was formed in order to permit accounts managed now or in the future by AAA using the Energy with Swaps Program, to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pool accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds") are permitted to be non-managing members of the Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     The Partnership's and the Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     At December 31, 2003 and 2002, the Partnership owns 13.1% and 7.3%, respectively, of the Master. It is AAA's intention to continue to invest the assets allocated to it by the Partnership in the Master. The performance of the Partnership is directly affected by the performance of the Master.

     The Partnership's/Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value of a Redeemable Unit decreases to less than $400 as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000 or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     Under the amended and restated limited partnership agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading Advisors. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end Net
Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. Prior to April 1, 2001, the Partnership paid SFG Global Investments, Inc. a monthly fee of $2,000.

     The General Partner, on behalf of the Partnership, has entered into Management Agreements with Winton Capital Management, Willowbridge Associates Inc., and AAA (collectively, the "Advisors"), each of which are registered commodity trading Advisors. Beacon Management Corporation was terminated as an Advisor to the Partnership on April 30, 2003 and Winton Capital Management was added on the same date. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM except AAA, and are not responsible for the organization or operation of the Partnership. Mr. A. Anthony Annunziato is the sole trading principal of AAA and is also an employee of CGM. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forward transactions and $9 per side for options. The brokerage fee was inclusive of floor brokerage. The Partnership will also be allocated brokerage commissions through its investment in the Master. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units in the Partnership. In addition, the Partnership paid for National Futures

Association ("NFA") fees, exchange and clearing fees, give-up and user fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, CGM pays the Partnership interest on 100% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2003, 2001, 2000 and the period from June 10, 1999 (commencement of trading operations) to December 31, 1999 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2003, was $87,468,980.

     (c) Narrative description of business.

         See Paragraphs (a) and (b) above.

         (i) through (xii) - Not applicable.

         (xiii) - The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

     (e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.  Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.  Legal Proceedings

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Citigroup Managed Futures LLC. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013.

CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999. Salomon Smith Barney paid $1,333,333 to settle this matter.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans sought a determination that Smith Barney Inc. and another underwriter would be responsible for any damages that the City may incur in the event the Internal Revenue Service ("IRS") denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiffs filed a second amended complaint. In November 1999, Salomon Smith Barney moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. Salomon Smith Barney paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and the SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, Salomon Smith Barney and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, Salomon Smith Barney was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.


     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss the complaints.

     In April 2002, Citigroup and, in one case, Salomon Smith Barney were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and the Racketeer Influenced and Corrupt Organizations Act, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and Salomon Smith Barney filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. On September 30, 2003, all of the claims against Citigroup in the Tittle litigation were dismissed.

     Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets, and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

     Since April 2002, Salomon Smith Barney and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about Salomon Smith Barney's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, Salomon Smith Barney has entered into a settlement agreement. Salomon Smith Barney agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Salomon Smith Barney and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD, the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about Salomon Smith Barney's and other firms' e-mail retention practices, Salomon Smith Barney and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Salomon Smith Barney agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

     Since May 2002, Citigroup, Salomon Smith Barney and certain principals and current and former employees have been named as defendants in a number of alleged class action complaints filed by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including Salomon Smith Barney, and certain of their current and former directors, officers and employees, along with other parties, including:
(1) three alleged class actions filed in state courts and federal courts on behalf of persons who maintained accounts with Salomon Smith Barney asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, Salomon Smith Barney and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with the defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of New Power Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934;
(v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) an alleged class action brought by clients of Salomon Smith Barney in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including
Section 11 of the Securities Act of 1933, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
(xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby. On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

     Additionally, Citigroup and certain of its affiliates, including Salomon Smith Barney, have provided substantial information to, and have entered into substantive discussions with, the SEC regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including Salomon Smith Barney, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and its affiliates, including Salomon Smith Barney, are cooperating fully with all such requests.

     On July 28, 2003, Citigroup entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

     Citigroup and Salomon Smith Barney are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include alleged class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These alleged class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, and seek unspecified damages from the underwriters.

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated alleged class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by Salomon Smith Barney arising out of alleged conflicts of interest of Salomon Smith Barney and certain of its principals. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

     In addition to the several alleged class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and Salomon Smith Barney, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of
Section 11 of the Securities Act of 1933 and, in one case, violations of various state securities laws and common law fraud. Citigroup and/or Salomon Smith Barney are now named in approximately 35 of these individual state court actions. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

     An alleged class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud, which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against Salomon Smith Barney and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litigation) sought permission to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research. By order dated March 27, 2003, the court denied plaintiffs' request to amend their complaint to add as defendants Citigroup, Salomon Smith Barney and certain of their executive officers and current and former employees.

     On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violation of federal securities laws.

     On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities laws and common law claims.

     On April 28, 2003, Citigroup Global Markets (formerly known as Salomon Smith Barney) announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, Salomon Smith Barney has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Salomon Smith Barney from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring Salomon Smith Barney to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NASD rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NYSE rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, Salomon Smith Barney expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require Salomon Smith Barney to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Salomon Smith Barney reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

     On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets Holdings Inc. and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the NASD, the NYSE and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

     In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets Holdings Inc. requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets Holdings Inc. Other parties to the Research Settlement have received similar subpoena and letters.

     In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets Holdings Inc. in connection with the Research Settlement; and in May 2003, the NYSE advised Citigroup Global Markets Holdings Inc. that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. Citigroup Global Markets Holdings Inc. is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment. On October 31, 2003, the Final Judgment was entered against Salomon Smith Barney and nine other investment banks. In addition, Salomon Smith Barney has entered into separate settlement agreements with numerous states and certain U.S. territories.

     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy, Inc., was amended to add Citigroup, Citibank and Citigroup Global Markets Holdings Inc., as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including Citigroup Global Markets Holdings Inc., Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

     In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

     On August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty.

     On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, Citigroup Global Markets and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed a preferential proceeding in its Chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, Citigroup Global Markets and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, Citigroup Global Markets and other entities have filed against Enron.

     In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters.

     (a)  Market  Information.  The Partnership has issued no stock. There is no
          public  market  for  the  Redeemable  Units  of  Limited   Partnership
          Interest.

     (b) Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2003, was 971.

     (c) Distribution. The Partnership did not declare a distribution in 2003 or 2002.

     (d) Use of Proceeds. For the twelve months ended December 31, 2003, there were additional sales of 49,916.3153 Redeemable Units totaling $57,164,000. For the twelve months ended December 31, 2002, there were additional sales of 38,299.1963 Redeemable Units totaling $39,261,000 and contributions by the General Partner representing 281.8446 Unit equivalents totaling $282,000. For the twelve months ended December 31, 2001, there were additional sales of 11,161.1581 Redeemable Units totaling $10,958,000 and contributions by the General Partner representing 22.4146 Unit equivalents totaling $21,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on June 10, 1999. Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and the period from June 10, 1999 (commencement of trading operations) to December 31, 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:

                                                2003              2002           2001            2000            1999
                                              ----------        -----------     ----------      ----------     ------------

Net realized and unrealized trading
gains (losses) net of expenses
allocated from Master, brokerage
commissions including clearing fees of
$3,537,835, $2,636,618, $819,109,
$673,549 and $445,021, respectively          $(3,359,607)       $12,214,350     $1,023,270      $1,773,658    $(3,203,151)

Interest income                                   809,001           674,247        435,099         644,558         317,738
                                              ----------        -----------     ----------      ----------     ------------
                                             $(2,550,606)       $12,888,597     $1,458,369      $2,418,216    $(2,885,413)


Net income (loss)                            $(5,512,979)        $9,196,700       $355,163      $1,815,569    $(3,174,684)
                                              ----------        -----------     ----------      ----------     ------------

Increase (decrease) in Net Asset Value
per Redeemable Unit                              $(60.63)           $208.59         $57.30         $149.10       $(240.73)
                                              ----------        -----------     ----------      ----------     ------------

Total assets                                  $91,801,583       $63,262,447    $20,993,463     $12,590,859     $15,082,916
                                              ----------        -----------     ----------      ----------     ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Partnership/Master aims to achieve substantial capital appreciation through speculative trading, directly or indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Master may employ futures, options on futures, and forward contracts in those markets. The Partnership may also enter into swap transactions relating to the value of crude oil and other energy related products.

     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to AAA Capital Management, Inc. ("AAA"), Willowbridge Associates Inc. ("Willowbridge"), and Winton Capital Management ("Winton"), (collectively, the "Advisors"). The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the Partnerships operated or managed by the
General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

     Responsibilities of the General Partner include:
     o    due diligence examinations of the Advisors;
     o    selection, appointment and termination of the Advisors;
     o    negotiation of the management agreements; and
     o    monitoring the activity of the Advisors.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

     The programs traded by each Advisor on behalf of the Partnership are: AAA - Energy With Swaps Program; Willowbridge - Argo and Vulcan Trading Systems; and Winton - Diversified Program. As of December 31, 2003, the Partnership's assets were allocated among the trading Advisors in the following approximate percentages: AAA, 38%, Willowbridge, 31%, and Winton 31%.

AAA Capital Management, Inc.

     The portion of the Partnership's assets that are currently allocated to AAA for trading are not invested in commodity interests directly. AAA's allocation of the Partnership's assets is currently invested in the Master. AAA trades the Master's, and thereby the Partnership's, assets in accordance with its Energy with Swaps Program.

     The Master currently trades energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. The Master also currently engages in swap transactions involving crude oil and other energy related products. References herein to energy and energy related products include all of the foregoing.

     AAA generally bases its trading decisions on "fundamental" factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or define risks.

     AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. AAA occasionally establishes positions that are countertrend.

     Effective risk management is a crucial aspect of AAA's trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. The Master is AAA's largest account.

Willowbridge Associates, Inc.

     Willowbridge trades the Partnership's assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership's assets among one or more of Willowbridge's strategies and may determine subsequent reallocations (if any). Of the Partnership's assets allocated to Willowbridge, 69% is currently traded using the Vulcan Trading System and 31% is currently traded using the Argo Trading System, each of which is described below.

     For each of these systems, risk is managed on a market by market level as well as on an overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary volatility filters. When these filters detect a certain excessive level of volatility in the markets traded, they will signal that the systems should no longer be trading in the markets in which the filters have detected excessive volatility. In this way, the systems do not participate in markets in which there are extremes in market action. On the portfolio level, risk is managed by utilizing a proprietary portfolio cutback rule. When cumulative profits have reached a certain level, this rule determines that positions should be halved across the entire portfolio. In this way, risk is reduced while allowing the systems to continue to participate in the markets, albeit at a reduced level. After the portfolio has been traded at half, the portfolio cutback rule will then determine when to increase positions to again trade at the full level.

     The Vulcan Trading System, which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

     The Vulcan System is based on general technical trading principles. It applies these principles to a diversified portfolio of commodities and currencies. Given that the system is based on general principles, the system parameters used are the same for all items in the portfolio and are not optimized. In this manner, the Vulcan System minimizes the problem of data-fitting.

     The Argo Trading System commenced trading in 1988. Argo essentially incorporates Vulcan's concepts of pattern recognition, support/resistance levels and counter-trend liquidations to trade a portfolio similar to Vulcan. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves.

     Pattern   recognition,    support/resistance   levels   and   counter-trend
liquidations are defined as follows:

     Pattern recognition is the ability to identify patterns that appear to have acted as precursors of price advances or declines in the past.

     A support level is a previous low--a price level under the current market price at which point buying interest is expected to be sufficiently strong to overcome selling pressure.

     A resistance level is a previous high--a price level over the current market price at which point selling pressure is expected to overcome buying pressure and a price advance is expected to be turned back.

     A counter-trend liquidation is the closing out of a position after a significant price move on the assumption that the market is due for a correction.

Winton Capital Management Limited

     Winton trades its Diversified Program on behalf of the Partnership. The Diversified Program trades approximately 95 futures and forward contracts on United States and non-United States exchanges and markets.

     Winton employs a fully computerized, technical, trend-following trading system developed by its principals. This system tracks the daily price movements from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be in an attempt to maximize profit within a certain range of risk. If rising prices in a particular market are anticipated, a long position will be established in that market; if prices in a particular market are expected to fall, a short position in that market will be established.

     Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. In contrast, fundamental analysis relies on factors external to a market, such as supply and demand. The Winton Program employs no fundamental factors.

     A trend-following system is one that attempts to take advantage of the observable tendency of the markets to trend, and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. These exaggerated movements are largely explained as a result of the influence of crowd psychology or the "herd instinct" among market participants.

     A trend-following system does not anticipate a trend. In fact, trend-following systems are frequently unprofitable for long periods of time in particular markets or market groups, and occasionally they are unprofitable for periods of more than a year. However, the principals believe that such an approach will, in the long term, be profitable.

     Trade selection is not subject to intervention by Winton's principals and therefore is not subject to the influences of individual judgment. As a mechanical trading system, the Winton model embodies all the expert knowledge required to analyze market data and direct trades, thus eliminating the risk of basing a trading program on one indispensable person. Equally as important is the fact that mechanical systems can be tested in simulation for long periods of time and the model's empirical characteristics can be measured.

     The system's output is rigorously adhered to in trading the portfolio and intentionally no importance is given to any external or fundamental factors. While it may be seen as unwise to ignore information of obvious value, such as that pertaining to political or economic developments, Winton believes that the disadvantage of this approach is far outweighed by the advantage of the discipline that rigorous adherence to such a system instills. Winton believes that significant profits may be realized by the Winton system by holding on to positions for much longer than conventional wisdom would dictate. Winton believes that a trader who pays attention to day-to-day events could be distracted from the chance of fully capitalizing on such trends.

     The Winton system trades in all liquid U.S. and non-U.S. futures and forward contracts. Forward markets include major currencies and precious and base metals, the latter two categories being traded on the London Metal Exchange. Winton seeks out new opportunities to add additional markets to the portfolio, with the goal of increasing the portfolio's diversification.

     Winton believes that taking positions in a variety of unrelated markets will, over time, decrease system volatility. By employing a sophisticated and systematic method for placing orders in a wide array of markets, Winton believes that profits can be realized over time.

     No assurance is given that Winton's trading program will be profitable or that it will not experience losses.

(a) Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts and interest receivable and (ii) its investment in the Master. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

     In the first quarter of 2003, the Master experienced a cumulative loss of 25%. This resulted in a cumulative loss to the Partnership of 10%. This loss was primarily attributable to extraordinary price activity during the first quarter of 2003 in U.S. natural gas and crude oil markets which led to losses in the Master's energy market positions.

     In February, the Master had a short position in the April natural gas futures contract as a partial offset to an overall long position in delivery months later in the year in the same contract. During the last week of February 2003, natural gas prices rose sharply reflecting relatively high short-term demand in the eastern and mid-continental United States along with a reduced ability of natural gas suppliers to deliver natural gas from storage due to low storage inventories. Volatility in the natural gas markets was exacerbated during that period as the markets became relatively illiquid when many traders stayed out of the market to wait for the volatility to pass. During this period, the April natural gas futures contract experienced an upward increase in price of over 50% in two days and related cash market prices experienced a 300% increase in price. Deferred delivery months in the natural gas futures contract did not experience comparable price increases. The spread between the price of the April contract and those of the deferred months changed suddenly and unexpectedly. Such extreme moves generally happen only in exceptionally rare circumstances and can lead to illiquid market conditions.

     In March 2003, volatility struck the crude oil market, and the Master again experienced losses as prices for crude oil dropped over $8.00 per barrel, or 21%, in the course of a week. The Master's and the Partnership's liquidity was not hindered as a result of these market movements as the Master and the Partnership each had adequate cash reserves to absorb market volatility and to meet redemption requests during that period.

     The performance for the year ended December 31, 2003 is discussed in (c) Results of Operations.

     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

     (iii)The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v)  The  Partnership  does  not  utilize   borrowings   except  short-term
          borrowings if the Partnership takes delivery of any cash commodities.

     (vi) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii)The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership directly, and through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.


     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's Fund's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

     Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)  Capital Resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
          expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

     The Partnership continues to offer Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month. For the year ended December 31, 2003, there were additional sales of 49,916.3153 Redeemable Units totaling $57,164,000. For the year ended December 31, 2002, there were additional sales of 38,299.1963 Redeemable Units totaling $39,261,000 and contributions by the General Partner representing 281.8446 Unit equivalents totaling $282,000. For the year ended December 31, 2001, there were additional sales of 11,161.1581 Redeemable Units totaling $10,958,000 and contributions by the General Partner representing 22.4146 Unit equivalents totaling $21,000.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2003, 23,954.9557 Redeemable Units were redeemed totaling $26,334,840. For the year ended December 31, 2002, 6,833.7748 Redeemable Units were redeemed totaling $7,340,717. For the year ended December 31, 2001, 1,990.1403 Redeemable Units were redeemed totaling $1,949,369.

     Redeemable Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

(c)  Results of Operations.

     For the year ended December 31, 2003 the Net Asset Value per Redeemable Unit decreased 5.2% from $1,160.82 to $1,100.19. For the year ended December 31, 2002 the Net Asset Value per Redeemable Unit increased 21.9% from $952.23 to $1,160.82. For the year ended December 31, 2001, the Net Asset Value per Redeemable Unit increased 5.5% from $902.20 to $952.23.

     The   Partnership   experienced   net  trading  gains  of  $178,228  before
commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies, grains, metals and indices and were partially offset by losses recognized in energy, softs, livestock, U.S. and non-U.S. interest rates.

     In 2003, the markets traded by the Partnership's Advisors had periodic strong trends and then just as strong reversals resulting in a slight down year for the Partnership's overall performance.

     As noted above, the Partnership is designed as an aggressive investment seeking to achieve high rates of absolute return with commensurate risk through speculative trading by a team of experienced trading Advisors. In prior years, the combination of Advisors in the Partnership has tended to have performance characteristics distinct from the traditional trend-following trading Advisors in managed futures. The same characteristics that led to the Advisors being able to excel in markets typically not favorable to other Advisors are the elements that resulted in a difficult 2003.

     The most significant market events for 2003 surrounded the onset and still evolving outcome of the Iraqi war. The energy and currency markets had the most significant impact on the Partnership's results for the year while the other financial and commodity markets tended to offset each other.

     Over the course of the year, on a very broad basis, the year 2003 can be divided into three periods: the time surrounding the Iraq War (January through May), the transition to higher world growth (June through October), and the renewed dollar decline (November and December).

     The first two months of the year represented a period of pre-war uncertainty. January's performance was strong and performance in February ended flat in spite of extraordinary price volatility in natural gas trading. This volatility in energy markets carried over to March when the price of crude dropped $10/barrel on the expectation of a quick end to the war. This reversal affected all the Partnership's Advisors as well as did trend reversals in stock indices, interest rates, and precious metals.

     With this volatility and losses, the Advisors reduced leverage and lightened positions until trends reasserted themselves. This began to occur in April and May resulting in a substantial recovery for Partnership performance with profits coming from short dollar, long interest rate and long commodity positions. At the end of April, the General Partner determined to terminate Beacon Capital Management Inc. as an Advisor to the Partnership. This was done based on the assessment that Beacon's trading results no longer met the objectives of the Partnership. A new Advisor, Winton Capital Ltd. was added as an Advisor to the Partnership and allocated approximately 20% of the Partnership's assets to trade.

     With the end of the active hostilities in May, interest rates trended lower, and the major markets began to reflect expectations of improved economic growth. Unexpectedly, the announcements of no further easing actions by the ECB and the Federal Reserve Board greatly disrupted these trends and led to losses for June and July. Additionally, the dollar actually rallied on the positive US economic news, reversing the year-long slide. In both cases, earlier profits were surrendered as the markets transitioned to new trends. Cushioning the losses in the financial markets was profitable energy trading during June and August.

     Regardless of the strong growth exhibited in the United States in the third quarter, the dollar began a new significant slide against both the euro and yen. This led to a profitable October, a weak November, when interest rates again reversed course and trading in energy and agricultural markets was unprofitable. The year ended mixed with strong trends favorable to the Advisors in currencies, interest rates, precious metals and agricultural markets being offset by losses incurred in volatile energy markets.

     In the General Partner's opinion, the Partnership's Advisors continue to employ trading methods consistent with the objectives of the Partnership. The

General Partner monitors the Advisors' performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

     The Partnership experienced net trading gains of $14,850,968 before commissions and expenses in 2002. Gains were primarily attributable to the trading of currencies, U.S and non-U.S. interest rates, livestock and grains and were partially offset by losses recognized in indices, metals, energy and softs.

     The  Partnership   experienced  net  trading  gains  of  $1,842,379  before
commissions and expenses in 2001. Gains were primarily attributable to the trading of energy, softs and U.S. interest rates and were partially offset by losses recognized in currencies, livestock, metals, non-U.S. interest rates and indices.

     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master and the Partnership depends on the Advisors' ability to forecast changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisors correctly make such forecasts, the Master and the Partnership expect to increase capital through operations.

(d) Operational Risk.

     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

     Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

     Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

     Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

     Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e) Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's/Master's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts held by the Master generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The   Partnership/Master  is  a  speculative  commodity  pool.  The  market sensitive instruments held by the Partnership/Master are acquired for speculative trading purposes, and all or substantially all of the Partnership's/Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's/Master's main line of business.

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

     Market movements result in frequent changes in the fair market value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/Master's market risk is influenced by a wide variety of factors. These primarily include factors which affect energy price levels, including supply factors and weather conditions, but could also include the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's/Master's open positions and the liquidity of the markets in which it trades.

     The Partnership/Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership/Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Master's speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's/Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's/Master's losses in any market sector will be limited to Value at Risk or by the Partnership's/Master's attempts to manage its market risk.

Quantifying the Partnership's/Master's Trading Value at Risk

     The following quantitative disclosures regarding the Partnership's/Master's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

     The Partnership's/Master's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's/Master's mark-to-market accounting, any loss in the fair value of the Partnership's/Master's open positions is directly reflected in the Partnership's/Master's earnings (realized or unrealized) and cash flow.

     Exchange maintenance margin requirements have been used by the Partnership/Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership/Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

     The fair value of the Partnership's/Master's futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

     In quantifying the Partnership's/Master's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's/Master's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $87,468,980.


                                December 31, 2003

                                                                Year to Date
                                                      ----------------------------------
                                         % of Total      High       Low         Average
Market Sector           Value at Risk  Capitalization    Value at Risk       Value at Risk*
-----------------------------------------------------------------------------------------
Currencies
- Exchange Traded
Contracts                 $ 1,890,015       2.16%    2,101,070    444,732     1,317,170
Energy                      2,830,950       3.24%    3,186,750    123,600     1,694,688
Grains                        708,686       0.81%    1,802,600    189,472       653,127
Interest rates U.S.           995,400       1.14%    1,104,750     54,370       579,512
Interest rates Non-U.S.     2,055,358       2.35%    3,261,061    148,412     1,380,092
Livestock                      63,250       0.07%      410,010     23,800       148,311
Metals
- Exchange Traded
Contracts                     689,900       0.79%    1,137,100    100,500       588,608
- OTC Contracts               522,060       0.60%    1,537,237     33,175       178,064
Softs                         244,631       0.28%      937,100    123,581       476,496
Indices                     1,356,529       1.55%    1,453,025     95,480       802,232
Lumber                          2,800       0.00%**    628,851      1,100         1,621
                           ----------      -----
Total                     $11,359,579      12.99%
                           ----------      -----


*Monthly average based on month-end value at risk
**Due to rounding

As of December 31, 2002, the Partnership's total capitalization was $62,152,799.


                                December 31, 2002

                                                                     Year to Date
                                                      ----------------------------------
                                       % of Total       High         Low        Average
Market Sector           Value at Risk Capitalization     Value at Risk        Value at Risk*

Currencies
- Exchange Traded
Contracts                 $1,189,000      1.9%      $1,189,000   $  260,775      754,235
Energy                     1,541,000      2.5%       1,541,000       17,900      769,175
Grains                       567,908      0.9%         779,850      145,000      387,796
Interest rates U.S.          669,900      1.1%         718,200       64,700      454,444
Interest rates Non-U.S.      809,630      1.3%       1,195,778      141,881      724,320
Livestock                    343,900      0.5%         440,250       49,920      196,622
Metals
- Exchange Traded
Contracts                    624,800      1.0%         879,200      111,800      580,950
Softs                        540,850      0.9%         999,600      142,600      469,688
Indices                      444,993      0.7%         508,163      182,626      368,572
                         ----------      -----
Total                     $6,731,981     10.8%
                         ----------      -----





*Quarterly average based on month-end value at risk

The Master's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2003, the Master's total capitalization was $255,057,637.


                                December 31, 2003


                                                                          Year to Date
                                                               ----------------- ---------------------------------
                                             % of Total           High              Low         Average Value at
 Market Sector             Value at Risk    Capitalization    Value at Risk     Value at Risk          Risk*
--------------------------------------------------------------------------------------------------------------
Energy                   $25,111,381             9.85%          $131,820,411      $12,880,254       $36,036,174
Energy Swaps               6,027,189             2.36%           $33,232,031         $900,000        $7,862,309
                         -----------            ------
Total                    $31,138,570            12.21%
                         -----------            ------

*Monthly average based on month-end value at risk

As of December 31, 2002, the Master's total capitalization was $350,283,453.




                                December 31, 2002



                                                                          Year to Date
                                                               ----------------------------------- -------------------
                                              % of Total           High              Low         Average Value at
Market Sector              Value at Risk      Capitalization    Value at Risk     Value at Risk          Risk*
------------------------ ------------------- ----------------- ----------------- ----------------- ------------------
Energy                   $  47,253,146       13.49%              $64,130,606     $5,737,107        $32,002,122
Energy Swaps                 9,245,703        2.64%              $30,923,087     $1,395,629         $ 5,271,479
                           -----------       ------
Total                    $  56,498,849        16.13%
                            -----------      ------


*Quarterly average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Partnership/Master is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Master. The magnitude of the Partnership's/Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership/Master to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership/Master -- give no indication of this "risk of ruin."

     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's/Master's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's/Master's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Master manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. The Partnership's/Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's/Master's risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Master. There can be no assurance that the Partnership's/Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership/Master.

     The   following   were  the  primary   trading   risk   exposures   of  the
Partnership/Master as of December 31, 2003, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations - e.g., Australia.

     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in functional currency other than dollars.

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the Financial Times (England) and Nikkei non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver.

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, cotton, sugar, soybeans, soybean meal, soybean oil and wheat accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2003.

     Energy. The Partnership's/Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master subject.

     The General Partner monitors the Partnership's/Master's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's/Master's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership/Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's/Master's market risk exposures.

     The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.

     As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.   Financial Statements and Supplementary Data.

                      SMITH BARNEY ORION FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                  Number

       Oath or Affirmation.                                         F-2

       Independent Auditors' Report.                             F-3 - F-4

       Financial Statements:
       Statement of Financial Condition
       at December 31, 2003 and 2002.                               F-5

       Condensed Schedules of Investments
       at December 31, 2003 and 2002.                            F-6 - F-7

       Statement of Income and Expenses
       for the years ended December 31,
       2003, 2002 and 2001.                                         F-8

       Statement of Partners' Capital
       for the years ended December 31,
       2003, 2002 and 2001.                                         F-9

       Notes to Financial Statements.                           F-10 - F-14

       Selected Unaudited Quarterly Financial
       Data.                                                       F-15

       Financial Statements of the SB AAA
       Master Fund LLC
       Oath or Affirmation                                         F-16

       Independent Auditors' Report.                            F-17 - F-18

       Statement of Financial Condition at
       December 31, 2003 and 2002.                                 F-19

       Condensed Schedule of Investments at
       December 31, 2003 and 2002.                              F-20 - F-21

       Statement of Income and Expenses for
       the years ended December 31, 2003, 2002 and
       the period from September 1, 2001
       (commencement of trading operations)
       to December 31, 2001.                                       F-22

       Statement of Members' Capital for
       the years ended December 31, 2003 and 2002
       for the period from September 1, 2001
       (commencement of trading operations)
       to December 31, 2001.                                       F-23

       Notes to Financial Statements.                           F-24 - F-25

       Selected Unaudited Quarterly Financial
       Data.                                                       F-26

                           To the Limited Partners of
                  Salomon Smith Barney Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





By:/s/Daniel R. McAuliffe, Jr.
      Daniel R. McAuliffe, Jr.
      Chief Financial Officer and Director
      Citigroup Managed Futures LLC
      General Partner, Salomon Smith Barney
      Orion Futures Fund L.P.


Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Partners of
   Salomon Smith Barney Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Orion Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Orion Futures Fund L.P., as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Partners of
   Salomon Smith Barney Orion Futures Fund L.P.:

In our opinion, the accompanying statements of income and expenses and partners' capital present fairly, in all material respects, the results of Salomon Smith Barney Orion Futures Fund L.P.'s operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                 Salomon Smith Barney
                                Orion Futures Fund L.P.
                           Statements of Financial Condition
                              December 31, 2003 and 2002

                                                                                       2003                2002
                                                                                  --------------      -------------

Assets:
Investment in Master, at fair value                                                 $33,531,892         $25,471,986
Cash (restricted $13,779,146 and $8,657,392 in 2003 and
   2002, respectively) in commodity futures trading account (Note 3c)                50,594,930          32,697,307
Net unrealized appreciation on open futures positions                                 5,706,691           5,057,217
Unrealized appreciation on open forward contracts                                     1,928,011                  --
                                                                                 --------------      -------------
                                                                                     91,761,524          63,226,510
Interest receivable (Note 3c)                                                            40,059              35,937
                                                                                 --------------      -------------
                                                                                    $91,801,583         $63,262,447
                                                                                  --------------      -------------

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts                                 $     638,809       $          --
  Accrued expenses:
   Commissions (Note 3c)                                                                160,866             115,201
   Management fees (Note 3b)                                                            142,083             107,113
   Administrative fees (Note 3a)                                                         38,612              26,778
   Incentive fees (Note 3b)                                                             539,454             272,957
   Professional fees                                                                     68,739              81,265
   Other                                                                                  8,171               7,731
   Redemptions payable (Note 5)                                                       2,735,869             498,603
                                                                                 --------------      -------------
                                                                                      4,332,603           1,109,648
Partners' capital (Notes 1 and 5):
  General Partner, 499.8084 Unit equivalents outstanding in 2003 and 2002               549,884             580,188
  Limited Partners, 79,003.6728 and 53,042.3132 Redeemable Units of Limited
   Partnership Interest outstanding in 2003 and 2002, respectively                   86,919,096          61,572,611
                                                                                 --------------      -------------
                                                                                     87,468,980          62,152,799
                                                                                 --------------      -------------
                                                                                    $91,801,583         $63,262,447
                                                                                  --------------      -------------


See accompanying notes to financial statements.

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                                   Contract                                  Fair Value
-------                                                  --------                                  -----------
Currencies                                     Futures contracts sold (0.04)%                         $(34,802)
                                               Futures contracts purchased 3.12%                      2,726,064
                                                                                                     ----------
   Total Currencies 3.08%                                                                             2,691,262
                                                                                                      ---------

Total Energy (0.05)%                           Futures contracts purchased (0.05)%                     (47,000)
                                                                                                      ---------

Grains                                         Futures contracts sold (0.12)%                         (107,275)
                                               Futures contracts purchased 1.70%                      1,487,795
                                                                                                     ----------
   Total Grains 1.58%                                                                                 1,380,520
                                                                                                      ---------

Total Interest Rates U.S. (0.15)%              Futures contracts purchased (0.15)%                    (129,958)
                                                                                                      ---------
Interest Rates Non-U.S.
                                               Futures contracts sold (0.00)%*                            (343)
                                               Futures contracts purchased 0.70%                       617,411
                                                                                                     ----------
   Total Interest Rates Non-U.S. 0.70%                                                                 617,068
                                                                                                      ---------
Total Lumber 0.01%                             Futures contracts purchased 0.01%                         6,402
                                                                                                     ---------
Livestock
                                               Futures contracts sold 0.01%                              5,570
                                               Futures contracts purchased (0.03)%                     (25,410)
                                                                                                     ----------
   Total Livestock (0.02)%                                                                             (19,840)
                                                                                                     ---------
Metals
                                               Futures contracts sold (0.00)%*                          (3,655)
                                               Futures contracts purchased 0.96%                       842,863
                                                                                                     ----------
                                                  Total futures contracts 0.96%                        839,208

                                               Unrealized depreciation on forward contracts (0.73)%   (638,809)
                                               Unrealized appreciation on forward contracts  2.20%    1,928,011
                                                                                                     ----------
                                                  Total forward contracts 1.47%                       1,289,202
                                                                                                      ---------
   Total Metals 2.43%                                                                                 2,128,410
                                                                                                     ----------
Softs                                          Futures contracts sold 0.06%                             56,990
                                               Futures contracts purchased (0.18)%                    (159,535)
                                                                                                     ----------
  Total Softs (0.12)%                                                                                 (102,545)
                                                                                                     ---------
Total Indices 0.54%                            Futures contracts purchased 0.54%                       471,574
                                                                                                     ----------
Total Fair Value 8.00%                                                                              $6,995,893
                                                                                                      ---------

Country Composition                    Investments at Fair             % of Investments at Fair
                                              Value                              Value

Australia                                    $141,159                               2.02%
Canada                                         83,342                               1.19
France                                         30,769                               0.44
Germany                                       309,378                               4.42
Hong Kong                                       7,903                               0.11
Italy                                         (20,955)                             (0.30)
Japan                                          44,926                               0.64
Spain                                          22,028                               0.32
United Kingdom                              1,802,208                              25.76
United States                               4,575,135                              65.40
                                           ----------                           -------
                                            $6,995,893                            100.00%
                                            ----------                           -------

Percentages are based on Partners' Capital unless otherwise indicated.
* Due to rounding.
See accompanying notes to financial statements.

                              Salomon Smith Barney Orion
                                   Futures Fund L.P.
                           Condensed Schedule of Investments
                                   December 31, 2002

Sector                                                   Contract                                   Fair Value
------                                                   --------                                   ----------
Currencies                                     Futures contracts sold (0.13)%                         $(80,588)
                                               Futures contracts purchased 2.67%                      1,657,233
                                                                                                      ----------
   Total Currencies 2.54%                                                                             1,576,645
                                                                                                      ----------

Total Energy 1.48%                             Futures contracts purchased 1.48%                       919,154
                                                                                                      ----------
Grains                                         Futures contracts sold 0.38%                            232,822
                                               Futures contracts purchased (0.09)%                     (55,021)
                                                                                                      ----------
   Total Grains 0.29%                                                                                  177,801
                                                                                                      ----------

Total Interest Rates U.S. 1.42%                Futures contracts purchased 1.42%                       884,285
                                                                                                      ----------

Total Interest Rates Non-U.S. 1.07%            Futures contracts purchased 1.07%                       666,065
                                                                                                      ----------
Total Livestock 0.25%                          Futures contracts purchased 0.25%                       152,910
                                                                                                      ----------

Total Metals 0.90%                             Futures contracts purchased 0.90%                       562,580
                                                                                                      ----------
Softs                                          Futures contracts sold (0.01)%                           (9,135)
                                               Futures contracts purchased 0.31%                       195,779
                                                                                                      ----------
  Total Softs 0.30%                                                                                    186,644
                                                                                                      ----------

Total Indices (0.11)%                          Futures contracts purchased (0.11)%                     (68,867)
                                                                                                      ----------
Total Fair Value 8.14%                                                                                $5,057,217
                                                                                                      ---------

Country Composition                    Investments at Fair             % of Investments at Fair
                                              Value                              Value

Australia                                     $32,003                               0.63%
Canada                                         79,115                               1.56
France                                           (273)                              0.00 *
Germany                                       283,701                               5.61
United Kingdom                                244,964                               4.84
United States                               4,417,707                              87.36
                                            ----------                           -------
                                            $5,057,217                            100.00%
                                             ----------                           -------

Percentages are based on Partners' Capital unless otherwise indicated.
* Due to rounding.
See accompanying notes to financial statements.

                                 Salomon Smith Barney
                                Orion Futures Fund L.P.
                           Statements of Income and Expenses
                 for the years ended December 31, 2003, 2002 and 2001

                                                                     2003               2002                2001
                                                               -------------      -------------       -------------

Income:
Realized gains (losses) on closed positions from Master        $  (5,348,130)     $   6,322,866       $   1,085,086
Change in unrealized gains (losses) on open positions
   from Master                                                      (579,968)           896,865            (191,981)
Interest income allocated from Master                                329,660            259,735                 977
Expenses allocated from Master                                    (1,624,842)        (1,467,787)           (144,984)
Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions                              4,167,650          3,569,924           3,215,948
   Change in unrealized gains (losses) on open positions           1,938,676          4,061,313          (2,266,674)
                                                               -------------      -------------       -------------
                                                                  (1,116,954)        13,642,916           1,698,372
Interest income (Note 3c)                                            479,341            414,512             434,122
                                                               -------------      -------------       -------------
                                                                    (637,613)        14,057,428           2,132,494
                                                               -------------      -------------       -------------
Expenses:
  Brokerage commissions including clearing fees of
    $374,550, $262,071 and $65,204,  respectively (Note 3c)        1,912,993          1,168,831             674,125
  Management fees (Note 3b)                                        1,547,397            864,165             294,230
  Administrative fees (Note 3a)                                      402,664            216,041              73,532
  Incentive fees (Note 3b)                                           837,878          2,447,070             541,028
  Professional fees                                                  155,297            134,166             181,485
  Other expenses                                                      19,137             30,455              12,931
                                                               -------------      -------------       -------------
                                                                   4,875,366          4,860,728           1,777,331
                                                               -------------      -------------       -------------
Net income (loss)                                              $  (5,512,979)     $   9,196,700       $     355,163
                                                               -------------      -------------       -------------
Net income (loss) per Redeemable Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)                                   $(60.63)            $208.59              $57.30
                                                               -------------      -------------       -------------



See accompanying notes to financial statements.

                                 Salomon Smith Barney
                                Orion Futures Fund L.P.
                            Statements of Partners' Capital
                 for the years ended December 31, 2003, 2002 and 2001




                                                            Limited             General
                                                           Partners             Partner            Total
                                                         --------------      -------------      -------------
     Partners' capital at December 31, 2000                $11,192,598            $176,424        $11,369,022
     Net income                                                345,035              10,128            355,163
     Sale of 11,161.1581 Redeemable Units of Limited
        Partnership Interest and General Partner's
        contribution representing 22.4146 Unit
        equivalents                                         10,958,000              21,000         10,979,000
     Redemption of 1,990.1403 Redeemable Units of
        Limited Partnership Interest                        (1,949,369)                  -         (1,949,369)
                                                         --------------      -------------      -------------
     Partners' capital at December 31, 2001                 20,546,264             207,552         20,753,816
     Net income                                              9,106,064              90,636          9,196,700
     Sale of 38,299.1963 Redeemable Units of Limited
        Partnership Interest and General Partner's
        contribution representing 281.8446 Unit
        equivalents                                         39,261,000             282,000         39,543,000
     Redemption of 6,833.7748 Redeemable Units of
        Limited Partnership Interest                        (7,340,717)                 --         (7,340,717)
                                                         --------------      -------------      -------------
     Partners' capital at December 31, 2002                 61,572,611             580,188         62,152,799
     Net loss                                               (5,482,675)            (30,304)        (5,512,979)
     Sale of 49,916.3153 Redeemable Units of
        Limited Partnership Interest                        57,164,000                  --         57,164,000
     Redemption of 23,954.9557 Redeemable
        Units of Limited Partnership Interest              (26,334,840)                 --        (26,334,840)
                                                         --------------      -------------      -------------
     Partners' capital at December 31, 2003              $  86,919,096       $     549,884      $  87,468,980
                                                         --------------      -------------      -------------




      See accompanying notes to financial statements.

                              Salomon Smith Barney
                             Orion Futures Fund L.P.
                          Notes to Financial Statements


1.  Partnership Organization:

     Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Redeemable Units.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator (the "General Partner"). At the commencement of trading, the Partnership's general partner was SFG Global Investments, Inc. ("SFG") and Citigroup Managed Futures LLC was the
     Partnership's trading manager. Effective April 1, 2001, the limited partners of the Partnership elected Citigroup Managed Futures LLC as the General Partner of the Partnership and consented to the withdrawal of SFG as general partner. Concurrent with this election as General Partner, Citigroup Managed Futures LLC withdrew as the Partnership's trading manager.

     Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that was allocated to AAA Capital Management, Inc. ("AAA") for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 5,173.4381 Units of the Master at a fair value of $5,173,438. The Master was formed in order to permit accounts managed now or in the future by AAA using the Energy with Swaps Program, to invest together in one trading vehicle. The General Partner is the managing member of the Master. Individual and pooled accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of the Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expense to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     At December 31, 2003 and 2002, the Partnership owns 13.1% and 7.3%, respectively, of the Master. It is AAA's intention to continue to invest the assets allocated to it by the Partnership in the Master. The performance of the Partnership is directly affected by the performance of the Master.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership and the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

          The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. Profits and losses from trading in the Master, net of trading and give-up fees, are allocated pro rata to the capital account of each Feeder Fund based on the net assets in the capital account compared to the aggregate net assets of all other capital accounts in the Master. Advisory fees and brokerage commissions will continue to be charged at the level of each individual Feeder Fund. Such fees and commissions may differ among the non-managing members. Other expenses will be charged pro rata to the accounts of the Feeder Funds in the Master. The costs of organizing the Master were borne by the General Partner. Therefore, there should be no material increase in expenses to limited partners as a result of an investment in the Master.

     b. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

     c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     d. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     e. Certain prior period amounts have been reclassified to conform to current year presentation.

3.  Agreements:

    a. Limited Partnership Agreement:

          The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. Prior to April 1, 2001, the Partnership paid SFG Global Investments, Inc. a monthly fee of $2,000.

  b. Management Agreement:

     The General Partner, on behalf of the Partnership, has entered into Management Agreements with Winton Capital Management, Willowbridge Associates Inc., and AAA (collectively, the "Advisors"), each of which are registered commodity trading advisors. Beacon Management Corporation was terminated as an advisor to the Partnership on April 30, 2003 and Winton Capital Management was added on the same date. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM except AAA, and are not responsible for the organization or operation of the Partnership. Mr. A. Anthony Annunziato is the sole trading principal of AAA and is also an employee of CGM. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

     In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

  c. Customer Agreement:

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forwards transactions and $9 per half turn for options. The brokerage fee is inclusive of applicable floor brokerage. The Partnership will also be allocated brokerage commissions through its investment in the Master. In addition, the Partnership will pay CGM National Futures Association fees, as well as exchange, clearing, user and give-up fees. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Substantially all of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $13,779,146 and $8,657,392, respectively. CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's/Master's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership/Master are held for trading purposes. The average fair value of the commodity interests held by the Partnership during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $4,553,850 and $2,689,879, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a limited partner may require the Partnership to redeem their Units at their redemption value per Redeemable Unit as of the last day of a month on 10 days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the initial offering period will not reduce redemption value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions.

     The Partnership is permitted to withdraw all or a portion of its interest in the Master as of each month-end in order to meet its obligations with respect to the redemption rights of limited partners.



6.  Net Asset Value Per Unit:

     Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                              2003               2002              2001
                                                                          ----------        ----------         ----------
    Net realized and unrealized gains (losses) *                            $(27.22)           $283.72            $105.32
    Interest income                                                           11.42              16.93              31.56
    Expenses **                                                              (44.83)            (92.06)            (79.58)
                                                                          ----------        ----------         ----------
    Increase (decrease) for year                                             (60.63)            208.59              57.30
    Net asset value per Unit, beginning of year                            1,160.82             952.23             902.20
    Redemption/subscription value per Redeemable Unit
     versus net asset value per Unit                                             --                 --              (7.27)
                                                                          ----------        ----------         ----------
    Net asset value per Redeemable Unit, end of year                      $1,100.19          $1,160.82            $952.23
                                                                          ----------        ----------         ----------

                                                                          ----------        ----------         ----------
    Redemption/subscription net asset value per Redeemable Unit ***       $1,100.19          $1,160.82            $952.23
                                                                          ----------        ----------         ----------

     * Includes Partnership brokerage commissions and brokerage commissions allocated from Master.

     ** Excludes Partnership brokerage commissions and brokerage commissions allocated from Master.

     *** For the purpose of a redemption/subscription, any remaining liability for reimbursement of offering costs will not reduce redemption/ subscription net asset value per Redeemable Unit.

    Ratios to average net assets:
     Net investment loss before incentive fees ****                           (6.3)%             (8.0)%             (6.8)%
                                                                            ------             ------            -------

     Operating expenses                                                        7.4%               9.6%               9.8%
     Incentive fees                                                            1.1%               6.0%               3.8%

     Total expenses                                                            8.5%              15.6%              13.6%
                                                                            ------             ------            -------

     Total return:
     Total return before incentive fees                                       (4.3)%             26.7%              10.2%
     Incentive fees                                                           (0.9)%             (4.8)%             (4.6)%

     Total return after incentive fees                                        (5.2)%             21.9%               5.6%
                                                                              ------             ------            -------

   ****Interest income less total expenses (exclusive of incentive fees).


     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7.  Financial Instrument Risks:

     In the normal course of business, the Partnership directly, and through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. The Master's swaps contracts are OTC contracts.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has credit risk and concentration risk because a significant counterparty or broker with respect to the Partnership's/Master's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                          For the period from     For the period from     For the period from    For the period from
                                          October 1, 2003 to        July 1, 2003 to        April 1, 2003 to      January 1, 2003 to
                                           December 31, 2003      September 30, 2003        June 30, 2003          March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions, clearing fees and
 expenses allocated from Master
 including interest income                     $ 531,678               $ (209,295)           $ 3,496,086           $ (6,369,075)

Net Income (loss)                             $ (620,450)              $ (727,910)           $ 2,992,395           $ (7,157,014)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                       $ (7.00)                 $ (5.93)               $ 42.77               $ (90.47)

                                          For the period from     For the period from     For the period from    For the period from
                                          October 1, 2002 to        July 1, 2002 to        April 1, 2002 to      January 1, 2002 to
                                           December 31, 2002       September 30, 2002        June 30, 2002          March 31, 2002

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions, clearing fees and
 expenses allocated from Master
 including interest income                  $ (1,304,391)             $ 5,988,669            $ 7,293,348              $ 910,971

Net Income (loss)                           $ (1,985,744)             $ 4,782,784            $ 6,019,944              $ 379,716

Increase (decrease) in Net Asset
 Value per Redeemable Unit                      $ (47.57)                $ 112.39               $ 154.59               $ (10.82)

                                To the Members of
                             SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:/s/ Daniel R. McAuliffe, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Citigroup Managed Futures LLC
       Managing Member, SB AAA Master Fund LLC

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Members of
   SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the Company), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and members' capital for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and members' capital of the Company for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2003 and 2002, and the results of its operations and its members' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Members of
   SB AAA Master Fund LLC:

In our opinion, the accompanying statements of income and expenses and members' capital present fairly, in all material respects, the results of SB AAA Master Fund LLC's operations for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the Managing Member; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the Managing Member, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                SB AAA Master Fund LLC
                           Statements of Financial Condition
                              December 31, 2003 and 2002


                                                                        2003                2002
                                                                  -------------       -------------
Assets:
  Equity in commodity futures trading account:
    Cash (restricted $48,471,997 and $53,522,255, respectively)    $231,361,103        $330,218,077
    Net unrealized appreciation on open futures positions             8,845,539           9,188,483
    Unrealized appreciation on open swaps positions                  50,093,912          38,011,771
    Commodity options owned, at fair value (cost $49,687,512
    and $63,879,907, respectively)                                   42,630,230          83,252,102
                                                                  --------------      -------------
                                                                    332,930,784         460,670,433
  Due from brokers                                                    2,148,690          12,595,792
  Interest receivable                                                   159,050             283,620
                                                                  --------------      -------------
                                                                   $335,238,524        $473,549,845
                                                                  --------------      -------------



Liabilities and Members' Capital:
  Liabilities:
   Unrealized depreciation on open swap positions                   $18,654,566         $48,470,222
   Commodity options written, at fair value
      (premium received $47,549,852 and $59,666,185, respectively)   57,804,597          67,724,777
   Accrued expenses:
      Commissions                                                     1,670,425           5,210,167
      Professional fees                                                  59,625              20,117
   Due to brokers                                                     1,815,015           1,541,223
   Due to CGM                                                            22,978              22,978
   Distribution payable                                                 153,681             276,908
                                                                  --------------      -------------
                                                                     80,180,887         123,266,392
  Members' Capital:
    Members' Capital, 211,023.7320 and 216,158.4103 Units
     outstanding in 2003 and 2002, respectively                     255,057,637         350,283,453
                                                                  --------------      -------------
                                                                   $335,238,524        $473,549,845
                                                                  -------------       -------------


  See accompanying notes to financial statements.

                                SB AAA Master Fund LLC
                           Condensed Schedule of Investments
                                   December 31, 2003

              Number of
Sector        Contracts                    Contract                                  Fair Value
------        ---------                    --------                                   ----------
Energy                         Futures contracts purchased 5.35%                    $13,637,465
                               Futures contracts sold (1.88)%                        (4,791,926)
                                                                                    ------------
                                 Total futures contracts 3.47%                        8,845,539


                               Options owned 16.71%
                  6,488        NYMEX Natural Gas Put Feb. 04 - Oct 04  8.98%         22,900,060
                               Other 7.73%                                           19,730,170
                                                                                    ------------
                                                                                     42,630,230

                               Options written (22.66)%
                  7,335        NYMEX Natural Gas Call Feb. 04 - Dec 04 (16.04)%     (40,916,710)
                               Other (6.62)%                                        (16,887,887)
                                                                                    ------------
                                                                                    (57,804,597)

                               Unrealized appreciation on Swaps contracts 19.64%
                  1,000        HH Natural Gas Feb - 04  8.22%                        20,967,521
                               Other 11.42%                                          29,126,391
                                                                                    ------------
                                                                                     50,093,912

                               Unrealized depreciation on Swaps contracts (7.31)%   (18,654,566)
                                                                                    ------------
Total Energy Fair Value 9.85%                                                       $25,110,518
                                                                                   ------------

                                                      Investments at      % of Investments at
                    Country Composition                 Fair Value            Fair Value
                    --------------------             ---------------       --------------
                    United Kingdom                     $(113,943)              (0.45)%
                    United States                     25,224,461              100.45
                                                      -----------            -------
                                                     $25,110,518              100.00%
                                                     -----------             -------





Percentages are based on Members' Capital unless otherwise indicated. See accompanying notes to financial statements.

                                SB AAA Master Fund LLC
                           Condensed Schedule of Investments
                                   December 31, 2002

                 Number of
Sector           Contracts                      Contract                                            Fair Value
------           ---------                      --------                                            ----------
Energy                            Futures contracts purchased 17.92%
                     6,228        IPE Gas Oil 5.45% Jan. - Feb. 2003                               $19,089,003
                                  Other 12.47%                                                      43,677,214
                                                                                                   ------------
                                                                                                    62,766,217

                                  Futures contracts sold (15.30)%
                    13,454        NYMEX Light Sweet Crude Oil (7.22)% Feb. 03 - June 04            (25,271,391)
                     7,578        NYMEX Natural Gas (6.05)% Feb. 03 - Feb. 04                      (21,203,640)
                                  Other (2.03)%                                                     (7,102,703)
                                                                                                   ------------
                                                                                                   (53,577,734)

                                  Options owned 23.77%
                     7,293        NYMEX Natural Gas Call 10.40% Feb. 03 - June 03                   36,430,400
                     5,325        NYMEX Natural Gas Put 5.37% Feb. 03 - June 03                     18,812,110
                                  Other 8.00%                                                       28,009,592
                                                                                                   ------------
                                                                                                    83,252,102

                                  Options written (19.33)%
                    12,086        NYMEX Light Sweet Crude Call (6.90)% Feb. 03 - June 03           (24,193,640)
                                  Other (12.43)%                                                   (43,531,137)
                                                                                                   ------------
                                                                                                   (67,724,777)

                                  Unrealized appreciation on Swaps contracts 10.85%
                     3,354        NYMEX Natural Gas 5.46%                                           19,130,237
                                  Other 5.39%                                                       18,881,534
                                                                                                   ------------
                                                                                                    38,011,771

                                  Unrealized depreciation on Swaps contracts (13.84)%
                     1,809        NYMEX Natural Gas (5.17)%                                        (18,107,814)
                                  Other (8.67)%                                                    (30,362,408)
                                                                                                   ------------
                                                                                                   (48,470,222)
                                                                                                   ------------
    Total Energy 4.07%                                                                              14,257,357
                                                                                                   ------------
Total Fair Value 4.07%                                                                             $14,257,357
                                                                                                  ------------
                                                      Investments at      % of Investments at
                    Country Composition                 Fair Value            Fair Value
                    -------------------               ------------          -----------
                    United Kingdom                      $25,728,485           180.46%
                    United States                       (11,471,128)          (80.46)
                                                       -----------            -------
                                                        $14,257,357          100.00%
                                                       -----------            -------


Percentages are based on Members' Capital unless otherwise indicated. See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                        Statements of Income and Expenses
                 for the years ended December 31, 2003 and 2002
                    and for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                            2003               2002                2001
                                                        ------------        ------------        ------------
Income:
  Net gains (losses) on trading
   of commodity interests:
   Realized gains (losses) on closed positions          $(89,228,388)        $96,247,547        $23,522,245
   Change in unrealized gains (losses) on
    open positions                                        12,929,224           7,940,877         (5,652,277)
                                                        ------------        ------------        ------------
                                                         (76,299,164)        104,188,424         17,869,968
  Interest income                                          2,459,477           3,255,591             21,054
                                                         ------------        ------------        ------------
                                                         (73,839,687)        107,444,015         17,891,022
                                                         ------------        ------------        ------------
Expenses:
  Brokerage commissions including clearing fees
   of $2,041,075, $2,515,609 and $361,342,
   respectively                                           13,877,538          21,769,166          2,992,446
  Other expenses                                             347,628              37,083             38,000
                                                         ------------        ------------        ------------
                                                          14,225,166          21,806,249          3,030,446
                                                        ------------        ------------        ------------
Net income (loss)                                       $(88,064,853)        $85,637,766        $14,860,576
                                                         ------------        ------------        ------------
Net income (loss) per Unit of Member Interest
(Notes 1 and 6)                                            $(400.99)             $525.84            $109.24
                                                        ------------        ------------        ------------



 See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                         Statements of Members' Capital
                 for the years ended December 31, 2003 and 2002
                    and for the period from September 1, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                        Members'
                                                        Capital
                                                     -------------
Initial in-kind contribution from the Members
  representing 133,712.5867 Units                    $133,712,587
Net Income                                             14,860,576
Sale of 6,891.1523 Units of
  Member Interest                                       6,104,660
Redemptions of 3,379.4396 Units of
  Member Interest                                      (2,463,100)
                                                     -------------
Members' Capital at December 31, 2001                 152,214,723
Net Income                                             85,637,766
Sale of 103,668.6762 Units of
  Member Interest                                     149,182,059
Redemptions of 24,734.5653 Units of
  Member Interest                                     (33,598,368)
Distribution of Interest to feeder funds               (3,152,727)
                                                     -------------
Members' Capital at December 31, 2002                 350,283,453
Net Loss                                              (88,064,853)
Sale of 39,745.9253 Units of
  Member Interest                                      54,393,460
Redemptions of 44,880.6036 Units of
  Member Interest                                     (59,184,213)
Distribution of Interest to feeder funds               (2,370,210)
                                                     -------------
Members' Capital at December 31, 2003                $255,057,637
                                                     -------------




See accompanying notes to financial statements.

                             SB AAA Master Fund LLC
                          Notes to Financial Statements


1.  General:

     SB AAA Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Master may enter into swap contracts. The Master is authorized to sell an unlimited number of units ("Units") of member interest.

     On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. ("AAA") allocated substantially all of its capital and Smith Barney Orion Futures Fund L.P ("Orion") allocated a portion of its capital to the Master. With this cash, the Partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II ("AAA II") allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one vehicle.

     The Master operates under a "master/feeder fund" structure where its investors consist of AAA, AAA II, Orion and Pinnacle Natural Resources, LP (each a "Member", collectively the "Feeder Funds") with 47.6%, 38.8%, 13.1% and 0.5% investments in the Master at December 31, 2003, respectively.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the managing member (the "Managing Member") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2001, all trading decisions for the Master are made by the Advisor.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract.

          When the Master writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

     c. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Feeder Funds at the time of such determination.

     d. Income taxes have not been provided as each partner of each of the members (the Feeder Funds) is individually liable for the taxes, if any, on their share of the Master's income and expenses.

     e. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     f. Certain prior period amounts have been reclassified to conform to current year presentation.

3. Agreements:

     a.   Managing Member Agreement:

          The Managing Member administers the business affairs of the Master.

     b.   Management Agreement:

          The Managing Member, on behalf of the Master has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is affiliated with the Managing Member and CGM but is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Feeder Funds.

     c.   Customer Agreement:

          The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. The Master will pay CGM brokerage commissions at $18 per round turn for futures, options and swap transactions. The brokerage fee is inclusive of applicable floor brokerage. All exchange, clearing, user, give-up and National Futures Association fees are borne by the Master. All other fees (management fees, administrative fees, incentive fees and offering costs) shall be borne by the Feeder Funds. All of the Master's cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held by the Master for margin requirements was $48,471,997 and $53,522,255, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Feeder Funds.

4.  Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2003 and 2002 based on a monthly calculation, were $39,703,607 and $13,217,805, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2003 and 2002 were $25,110,518 and $14,257,357, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value as of the last day of the month. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

6.  Financial Highlights:

     Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2003 and 2002 and for the period from September 1, 2001 (commencement of trading operations) to December 31, 2001 were as follows:

                                                             2003         2002         2001
                                                          ---------    -----------  ----------
     Net realized and unrealized gains (losses)*           $(410.62)     $510.93      $109.36
     Interest income                                          11.23        15.13         0.16
     Expenses **                                              (1.60)       (0.22)       (0.28)
                                                          ---------    -----------  ----------
     Increase (decrease) for year                           (400.99)      525.84       109.24
     Distributions                                           (10.84)      (14.59)          --
     Net asset value per Unit, beginning of year/period    1,620.49     1,109.24     1,000.00
                                                          ---------    -----------  ----------
     Net asset value per Unit, end of year/period         $1,208.66    $1,620.49    $1,109.24
                                                          ---------    -----------  ----------
     *    Includes brokerage commissions
     **   Excludes brokerage commissions

     Ratio to average net assets:
       Net investment loss ***                                (4.1)%       (8.9)%       (2.1)%****
       Operating expenses                                      5.0%         9.0%         6.5%****
     Total Return                                            (24.7)%       47.4%        10.9%
     ***  Interest income less total expenses
     **** Annualized
     The above ratios may vary for individual  investors  based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     In the normal  course of its  business,  the  Master is party to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM. As of December 31, 2003, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and Hess Trading Company, LLC.

     The Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these  instruments  mature  within one year of December 31,
     2003.  However,  due  to  the  nature  of  the  Master's  business,   these
     instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                           For the period from    For the period from    For the period from     For the period from
                                           October 1, 2003 to        July 1, 2003 to       April 1, 2003 to       January 1, 2003 to
                                            December 31, 2003      September 30, 2003        June 30, 2003           March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                $ (19,076,349)              $ 5,417,949             $ 43,551,945         $ (117,610,770)

Net Income (loss)                         $ (19,209,758)              $ 5,222,221             $ 43,542,648         $ (117,619,964)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                     $ (91.62)                  $ 24.17                 $ 196.92              $ (530.46)

                                           For the period from    For the period from    For the period from     For the period from
                                           October 1, 2002 to       July 1, 2002 to       April 1, 2002 to       January 1, 2002 to
                                            December 31, 2002     September 30, 2002       June 30, 2002           March 31, 2002

Net realized and unrealized trading
 gains net of brokerage
 commissions and clearing fees
 including interest income                 $ 24,053,583              $ 13,555,805             $ 21,669,451           $ 26,396,010

Net Income                                 $ 24,044,185              $ 13,546,406             $ 21,660,359           $ 26,386,816

Increase in Net Asset
 Value per Redeemable Unit                     $ 111.45                   $ 62.01                 $ 158.46               $ 193.92


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

     In connection with the audit of the fiscal year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Control and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures Management LLC. Investment decisions are made by the Advisors, AAA Capital Management, Inc. Willowbridge Associates Inc. and Winton Capital Management.

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 2003, CGM earned $3,493,763 in brokerage commissions and clearing fees from the Partnership and through the Partnership's investment in the Master. The Advisors earned $1,547,397 in management fees during 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. As of March 1, 2004, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:


                                Name and Address                         Amount and Nature of            Percent
Title of Class                  of Beneficial Owner                      Beneficial Ownership            of Class

Redeemable Units of Limited     Arthur S. Demoss Foundation Fixed Inc    5,839.4423 Redeemable Units     7.4%
Partnership Interest            Income- Private
                                Mr. Larry R. Nelson
                                777 South Flager Drive
                                West Tower
                                West Palm Beach, FL  33401

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnerships affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 499.8084 Units of Limited Partnership Interest (0.6%) as of December 31, 2003.

Principals who own Redeemable Units of the Partnership:
David J. Vogel 17.9921 Redeemable Units


     (c). Changes in control. None.

Item 13. Certain Relationships and Related Transactions.

     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.', "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services

     (a) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2002 $18,414
2003 $16,571

     (b) Audit-Related Fees. None

     (c) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2002 $4,809
2003 $4,809

     (d)  All Other Fees. None.

     (e)  Not Applicable.

     (f)  Not Applicable.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) Financial Statements: Statements of Financial Condition at December 31, 2003 and 2002.

                    Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

                    Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

                    Notes to Financial Statements

               (2) Financial Statement Schedules: Financial Data Schedule for year ended December 31, 2003.

               (3)  Exhibits:

               3.1- Certificate of Limited  Partnership (filed as Exhibit 3.1 to the Partnership Form 10) (previously filed)

               3.2- Certificate  of  Amendment  to the  Certificate  of  Limited
                    Partnership (filed as Exhibit 3.2 to the Partnership Form 10 (previously filed)

               3.3- Amended and Restated Limited Partnership Agreement (filed as
                    Exhibit 3.3 to the Partnership Form 10) (previously filed)

               10.1-Management  Agreement  among the  Partnership,  the  General
                    Partner, SFG Global Investments, Inc. and AAA Capital Management, Inc.(filed as Exhibit 10.1 to the Partnership Form 10) (previously filed)

               10.2-Management  Agreement  among the  Partnership,  the  General
                    Partner, SFG Global Investments, Inc. and Beacon Management Corporation (filed as Exhibit 10.2 to the Partnership Form
                    10) (previously filed)

               10.3-Management  Agreement  among the  Partnership,  the  General
                    Partner, SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10.3 to the Partnership Form 10) (previously filed)

               10.4-Amended  and  Restated   Customer   Agreement   between  the
                    Partnership and Salomon Smith Barney Inc. (the predecessor to CGM) (filed as Exhibit 10.4 to the Partnership Form
                    10) (previously filed)

               10.5-Amended   and   Restated   Agency   Agreement   between  the
                    Partnership and Salomon Smith Barney Inc. (the predecessor to CGM) (filed as Exhibit 10.5 to the Partnership Form 10) (previously filed)

               10.6-Form of  Subscription  Agreement  (filed as Exhibit  10.6 to the Partnership Form 10) (previously filed)

               10.7-Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and AAA Capital Management, Inc. (filed as Exhibit 10.7 to the Partnership Form 10) (previously filed)

               10.8-Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Beacon Management Corporation (filed as Exhibit 10.8 to the Partnership Form 10) (previously filed)

               10.9-Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investment, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10.9 to the Partnership Form 10) (previously filed)

               10.10- Letter from the General Partner to AAA Capital Management,
                    Inc. extending the Management Agreement for 2000(filed as Exhibit 10.10 to the Partnership Form 10) (previously filed)

               10.11- Letter  from the  General  Partner  to  Beacon  Management
                    Corporation extending the Management Agreement for 2000 (filed as Exhibit 10.11 to the Partnership Form 10) (previously filed)

               10.12- Letter from the General Partner to AAA Capital Management,
                    Inc.  extending the Management  Agreement for 2001 (filed as
                    Exhibit 10.12 to the Partnership Form 10) (previously filed)

               10.13- Letter  from the  General  Partner  to  Beacon  Management
                    Corporation extending the Management Agreement for 2001 (filed as Exhibit 10.13 to the Partnership Form 10) (previously filed)

               10.14-  Letter   from  the   General   Partner  to   Willowbridge
                    Associates, Inc. extending the Management Agreement for 2001 (filed as Exhibit 10.14 to the Partnership Form 10) (previously filed)

               10.15- Letter from the General Partner to AAA Capital Management,
                    Inc.  extending the Management  Agreement for 2002 (filed as
                    Exhibit 10.15 to the Partnership Form 10) (previously filed)

               10.16- Letter  from the  General  Partner  to  Beacon  Management
                    Corporation extending the Management Agreement for 2002 (filed as Exhibit 10.16 to the Partnership Form 10) (previously filed)

               10.17-  Letter   from  the   General   Partner  to   Willowbridge
                    Associates, Inc. extending the Management Agreement for 2002 (filed as Exhibit 10.17 to the Partnership Form 10) (previously filed)

               10.17-  Letter   from  the   General   Partner  to   Willowbridge
                    Associates, Inc., AAA Capital Management, Inc. extending the Management Agreement for 2003 (file herein)

               10.18-Management  Agreement  among the  Partnership, the  General
                    Partner,  Winton Capital Management (file herein)

               10.19- Letter  from the  General  Partner  to  Beacon  Management
                    Corporation terminating the Management Agreement. (filed herein)

                    The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

               16.1 - Letter from PricewaterhouseCoopers LLP (filed herein).

               31.1 - Rule 13a-14(a)/15d-14(a)  Certification  (Certification of
                    President and Director).

               31.2 - Rule 13a-14(a)/15d-14(a)  Certification  (Certification of
                    Chief Financial Officer and Director).

               32.1 - Section 1350 Certification (Certification of President and
                    Director).

               32.2 -  Section  1350   Certification   (Certification  of  Chief
                    Financial Officer and Director).





          (b)  Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.













Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K authorized, in the City of New York and State of New York on the 15th day of March 2004.



SALOMON SMITH BARNEY ORION FUTURES FUND L.P.



By:      Citigroup Managed Futures LLC
         (General Partner)



By   /s/ David J. Vogel
     David J. Vogel, President & Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.





/s/ David J. Vogel                     /s/ Shelley Ullman
    David J. Vogel                         Shelley Ullman
    Director, Principal Executive          Director
    Officer and President



/s/ Maureen O'Toole                    /s/ Steve J. Keltz
    Maureen O'Toole                        Steve J. Keltz
    Director                               Secretary and Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-K of Salomon Smith Barney Orion Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


     Date: March 15, 2004
                                         /s/ David J. Vogel
                                             David J. Vogel
                                             Citigroup Managed Futures LLC
                                             President and Director

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-K of Salomon Smith Barney Orion Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


     Date: March 15, 2004
                                 /s/  Daniel R. Mcauliffe, Jr.
                                      Daniel R. McAuliffe, Jr.
                                      Citigroup Managed Futures LLC
                                      Chief Financial Officer and Director

                                                                   Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-K December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director


Date: March 15, 2004

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-K December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel
R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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





/s/ Daniel r. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director


Date: March 15, 2004

                      Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



AAA Capital Management Inc.
5051 Westheimer - Suite 2100
Houston, Texas 77056

Attention:  Mr. Anthony Annunziato

         Re:      Management Agreement Renewals

Dear Mr. Annunziato:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney AAA Energy Fund L.P.
o        SB AAA Master Fund LLC
o        Salomon Smith Barney Orion Futures Fund L.P.
o        Aurora 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:  /s/ Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

AGREED AND ACCEPTED
AAA Capital Management Inc.

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



Willowbridge Associates Inc.
101 Morgan Lane - Suite 180
Plainsboro, N.J. 08536

Attention:  Ms. Bonnie Huff / Ms. Janet Boyer

         Re:      Management Agreement Renewals

Dear Ms. Huff and Ms. Boyer:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Salomon Smith Barney Orion Futures Fund L.P.
o        Smith Barney Principal Plus Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o Smith Barney Diversified Futures Fund L.P. II o

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:  /s/ Daniel R. Mcauliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

AGREED AND ACCEPTED
By:/s/ Bonnie Huff

                          Citigroup Managed Futures LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396



April 29, 2003



Beacon Management Corporation
47 Hullfish Street
Princeton, N.J. 08542

Attn: Mr. Mark S. Stratton

Re: Salomon Smith Barney Orion Futures Fund L.P. - (Acct. #258-19000) Salomon Smith Barney Diversified 2000 Fund L.P. - (Acct. #258-20001)

Dear Mr. Mark S. Stratton:

     Please liquidate all of your positions in the above referenced funds in an orderly fashion beginning immediately so that the amounts are flat as of April 30 close of business . This will effectively terminate your management agreement with these funds. Thank you for your service and we look forward to the possibility of working together in the future.

     If you  have  any  questions,  please  call  myself  or  Jennifer  Magro at
(212)723-5413.

Very Truly Yours,


/s/ Daniel R. Mcauliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer


Agreed to and accepted
BEACON MANAGEMENT CORPORATION

By:  /s/ Mark S. Stratton