Form 10-Q
period 2004-03-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2004-05-10
CIK 1227265

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 2004
                      --------------

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

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

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

                                    Yes X   No
                                       ---     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X    No
                                       ---     -----

                  SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                  Page
                                                                 Number

PART I - Financial Information:

     Item 1.  Financial Statements:

              Statements of Financial Condition at
              March 31, 2004  and December 31,
              2003 (unaudited).                                       3

              Condensed Schedules of Investments
              at March 31, 2004 and December 31,
              2003 (unaudited).                                     4 - 5

              Statements of Income and Expenses
              and Partners' Capital for the three
              months ended March 31, 2004
              and 2003 (unaudited).                                   6

              Statements of Cash Flows for the three months
              ended March 31, 2004 and 2003 (unaudited).              7

              Notes to Financial Statements,
              including the Financial Statements
              of SB AAA Master Fund LLC (unaudited).                8 - 18

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                          19 - 22

     Item 3.  Quantitative and Qualitative
              Disclosures about Market Risk                        23 - 25

     Item 4.  Controls and Procedures                                26

PART II - Other Information                                          27

                                     PART I
                          Item 1. Financial Statements

                  Salomon Smith Barney Orion Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                             March 31,       December 31,
                                                                                2004             2003
                                                                           -------------    -----------
Assets:
Investment in Master, at fair value                                         $ 36,354,369   $ 33,531,892
Cash (restricted $14,156,536  and $13,779,146 in 2004 and 2003,
   respectively) in commodity futures trading account                         62,242,650     50,594,930
Net unrealized appreciation on open futures positions                          7,765,522      5,706,691
Unrealized appreciation on open forward contracts                                421,440      1,928,011
                                                                            ------------   ------------
                                                                             106,783,981     91,761,524
Interest receivable
                                                                                  55,716         40,059
                                                                            ------------   ------------
                                                                            $106,839,697   $ 91,801,583
                                                                             ===========    ============

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts                           $    140,500   $    638,809
 Accrued expenses:
  Commissions                                                                    194,868        160,866
  Management fees                                                                165,333        142,083
  Administrative fees                                                             45,061         38,612
  Incentive fees                                                               1,579,063        539,454
  Other                                                                          102,632         76,910
  Redemptions payable                                                          2,292,222      2,735,869
                                                                             -----------    ------------
                                                                               4,519,679      4,332,603
                                                                             -----------    ------------

Partners' capital:
General Partner, 725.6052 and 499.8084 Unit equivalents
  outstanding in 2004 and 2003, respectively                                     899,954        549,884
Limited Partners, 81,771.5860 and 79,003.6728 Redeemable Units of
  Limited Partnership Interest outstanding in 2004 and 2003, respectively    101,420,064     86,919,096
                                                                            ------------   ------------
                                                                             102,320,018     87,468,980
                                                                            ------------   ------------
                                                                            $106,839,697   $ 91,801,583
                                                                             ===========    ============

See Accompanying Notes to Unaudited Financial Statements.

                  Salomon Smith Barney Orion Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                                       Contract                                         Fair Value
-------------------------------------------- -----------------------------------             -----------
Currencies
                                         Futures contracts sold 0.05%                           $49,632
                                         Futures contracts purchased  0.07%                      75,054
                                                                                             ----------
   Total Currencies  0.12%                                                                      124,686
                                                                                             ----------

Total Energy  0.21%                      Futures contracts purchased  0.21%                     213,209
                                                                                             ----------

Total Grains  4.49%                      Futures contracts purchased  4.49%                   4,598,135
                                                                                             -----------

Total Interest Rates U.S. 0.46%          Futures contracts purchased  0.46%                     469,004
                                                                                             ----------
Interest Rates Non-U.S.
                                         Futures contracts sold  0.01%                            3,813
                                         Futures contracts purchased  1.03%                   1,057,838
                                                                                             ----------
   Total Interest Rates Non-U.S. 1.04%                                                        1,061,651
                                                                                             ----------


Total Lumber 0.01%                       Futures contracts purchased   0.01%                     10,021
                                                                                              ---------
Livestock
                                         Futures contracts sold (0.03)%                         (27,550)
                                         Futures contracts purchased   0.14%                    142,190
                                                                                              ---------
   Total Livestock 0.11%                                                                        114,640
                                                                                              ---------
Metals
                                         Futures contracts purchased  1.10%                   1,125,540

                                         Unrealized depreciation on forward contracts (0.14)%  (140,500)
                                         Unrealized appreciation on forward contracts 0.41%     421,440
                                                                                              ---------
                                           Total forward contracts  0.27%                       280,940
                                                                                            -----------
   Total Metals   1.37%                                                                       1,406,480
                                                                                            -----------
Softs
                                         Futures contracts sold  0.02%
                                                                                                 18,713
                                         Futures contracts purchased (0.13)%                   (135,709)
                                                                                             ----------
   Total Softs  (0.11)%                                                                        (116,996)
                                                                                             ----------
Total Indices  0.16%                     Futures contracts purchased  0.16%                     165,632
                                                                                             ----------
Total Fair Value  7.86%                                                                      $8,046,462
                                                                                            ===========

                       Investments        % of Investments
Country Composition   at Fair Value        at Fair Value
--------------------  -------------   -----------------
Australia            $   (39,601)         (0.49)%
Canada                   117,574           1.46
France                     8,148           0.10
Germany                  981,578          12.20
Hong Kong                  4,543           0.06
Italy                      5,143           0.06
Japan                     17,736           0.22
Spain                     16,160           0.20
United Kingdom           275,582           3.43
United States          6,659,599          82.76
                       ---------          -----
                   $   8,046,462         100.00 %
                     ===========         ======

Percentages are based on Partners' Capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                             Contract                                          Fair Value
------                                             --------                                          ----------
Currencies                                     Futures contracts sold (0.04)%                         $(34,802)
                                               Futures contracts purchased 3.12%                     2,726,064
                                                                                                     ---------
   Total Currencies 3.08%                                                                            2,691,262
                                                                                                     ---------

Total Energy (0.05)%                           Futures contracts purchased (0.05)%                     (47,000)
                                                                                                      --------

Grains                                         Futures contracts sold (0.12)%                         (107,275)
                                               Futures contracts purchased 1.70%                     1,487,795
                                                                                                      ---------
   Total Grains 1.58%                                                                                1,380,520
                                                                                                      ---------

Total Interest Rates U.S. (0.15)%              Futures contracts purchased (0.15)%                    (129,958)
                                                                                                      --------
Interest Rates Non-U.S.
                                               Futures contracts sold (0.00)%*                            (343)
                                               Futures contracts purchased 0.70%                       617,411
                                                                                                      --------
   Total Interest Rates Non-U.S. 0.70%                                                                 617,068
                                                                                                      --------

Total Lumber 0.01%                             Futures contracts purchased 0.01%                         6,402
                                                                                                      --------

Livestock
                                               Futures contracts sold 0.01%                              5,570
                                               Futures contracts purchased (0.03)%                     (25,410)
                                                                                                      --------
   Total Livestock (0.02)%                                                                             (19,840)
                                                                                                      --------

Metals
                                               Futures contracts sold (0.00)%*                          (3,655)
                                               Futures contracts purchased 0.96%                       842,863
                                                                                                      --------
                                                  Total futures contracts 0.96%                        839,208

                                               Unrealized depreciation on forward contracts (0.73)%   (638,809)
                                               Unrealized appreciation on forward contracts 2.20%    1,928,011
                                                                                                      ---------
                                                  Total forward contracts 1.47%                      1,289,202
                                                                                                      ---------
   Total Metals 2.43%                                                                                2,128,410
                                                                                                      ---------

Softs                                          Futures contracts sold 0.06%                             56,990
                                               Futures contracts purchased (0.18)%                    (159,535)
                                                                                                      --------
   Total Softs (0.12)%                                                                                (102,545)
                                                                                                      --------

Total Indices 0.54%                            Futures contracts purchased 0.54%                       471,574
                                                                                                      --------

Total Fair Value 8.00%                                                                              $6,995,893
                                                                                                     =========

                                       Investments at Fair              % of Investments at Fair
Country Composition                           Value                               Value
------------------                      -----------------                 ----------------------
Australia                                    $141,159                               2.02%
Canada                                         83,342                               1.19
France                                         30,769                               0.44
Germany                                       309,378                               4.42
Hong Kong                                       7,903                               0.11
Italy                                         (20,955)                             (0.30)
Japan                                          44,926                               0.64
Spain                                          22,028                               0.32
United Kingdom                              1,802,208                              25.76
United States                               4,575,135                              65.40
                                            ---------                           --------
                                           $6,995,893                             100.00%
                                            =========                             ======

Percentages are based on Partners' Capital unless otherwise indicated.
* Due to rounding.
See Accompanying Notes to Unaudited Financial  Statements.

                  Salomon Smith Barney Orion Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                               ---------------------------------------
                                                                     2004                     2003
                                                               ---------------------------------------
Income:
  Realized gains (losses) on closed positions from Master     $   3,329,718             $ (11,896,724)
  Change in unrealized gains (losses) on open positions
   from Master                                                      (66,980)                2,244,096
  Interest income allocated from Master                              75,561                    81,802
  Expenses allocated from Master                                   (327,392)                 (619,832)
  Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions                             10,331,814                10,629,570
  Change in unrealized gains (losses) on open positions           1,050,569                (6,566,406)
                                                               ------------             -------------
                                                                 14,393,290                (6,127,494)
  Interest income                                                   144,011                   142,912
                                                                ----------              -------------
                                                                 14,537,301                (5,984,582)
                                                                -----------             -------------
Expenses:
  Brokerage commissions including clearing fees
   of $72,360 and $118,128, respectively                            590,499                   384,495
  Management fees                                                   461,474                   371,280
  Administrative fees                                               125,844                    92,821
  Incentive fees                                                  1,579,063                   298,424
  Other expenses                                                     29,222                    25,412
                                                                -----------              -------------
                                                                  2,786,102                 1,172,432
                                                                ----------               -------------

Net income (loss)                                                11,751,199                (7,157,014)
Additions - General Partner                                         280,051                         -
          - Limited Partners                                      8,517,000                23,600,000
Redemptions                                                      (5,697,212)               (7,822,446)
                                                                -----------               -------------
  Net increase in Partners' capital                              14,851,038                 8,620,540

Partners' capital, beginning of period                           87,468,980                62,152,799
                                                                -----------              -------------

Partners' capital, end of period                              $ 102,320,018             $  70,773,339
                                                                ==========               =============
Net asset value per redeemable Unit
  (82,497.1912 and 66,121.3710 Redeemable Units
     outstanding at March 31, 2004 and 2003, respectively)    $    1,240.28             $    1,070.35
                                                                 ==========             =============

Net gain (loss)  per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                $      140.09             $      (90.47)
                                                                ===========              =============

See Accompanying Notes to Unaudited Financial Statements

                  Salomon Smith Barney Orion Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                               2004             2003
                                                                           ----------       ------------

Cash flows from operating activities:
 Net income (loss)                                                        $ 11,751,199    $ (7,157,014)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Changes in operating assets and liabilities:
    Investment in Master Fund, at fair value                                (2,822,477)      2,611,819
    Net unrealized appreciation (depreciation) on open futures positions    (2,058,831)      6,566,406
    Unrealized appreciation on open forward contracts                        1,506,571               -
    Increase in interest receivable                                            (15,657)        (20,549)
    Unrealized depreciation on open forward contracts                         (498,309)              -
    Accrued Expenses:
     Increase in commissions                                                    34,002          21,347
     Increase in management fees                                                23,250          20,662
     Increase in administrative fees                                             6,449           5,166
     Increase in incentive fees                                              1,039,609          25,467
     Increase in other                                                          25,722          20,186
    Increase (decrease) redemptions payable                                   (443,647)      3,492,478
                                                                          ------------    ------------
    Net cash provided by operating activities                                8,547,881       5,585,968
                                                                          ------------     ------------
Cash flows from financing activities:
 Proceeds from additions                                                     8,797,051      23,600,000
 Payments for redemptions                                                   (5,697,212)     (7,822,446)
                                                                          ------------     ------------
    Net cash provided by  financing activities                               3,099,839      15,777,554
                                                                          ------------     ------------
    Net change in cash                                                      11,647,720      21,363,522
    Cash, at beginning of period                                            50,594,930      32,697,307
                                                                          ------------    ------------
    Cash, at end of period                                                $ 62,242,650    $ 54,060,829
                                                                           ===========     ============

See Accompanying Notes to Unaudited Financial Statements

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest ("Redeemable Units") and 106 Unit equivalents representing the general partner's contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Redeemable Units.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2004, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management and AAA Capital Management, Inc. (collectively, the "Advisors").

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

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


     As of March 31, 2004, the Partnership owns approximately 13.9% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital, Condensed Schedule of Investments and Statements of Cash Flows are included herein.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current period presentation.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


     The Master's Statements of Financial Condition as of March 31, 2004 and December 31, 2003, Condensed Schedules of Investments as of March 31, 2004 and December 31, 2003, Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2004 and 2003 are presented below:

                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                  (Unaudited)

                                                                     March 31,    December 31,
                                                                      2004           2003
                                                                 ------------    --------------
Assets:
  Equity in commodity futures trading account:
   Cash (restricted $31,423,756 and  $48,471,997, respectively)   $250,595,531   $231,361,103
   Net unrealized appreciation on open futures positions             8,109,469      8,845,539
   Unrealized appreciation on open swaps positions                  40,162,655     50,093,912
   Commodity options owned, at fair value
    (cost $30,530,491 and $49,687,512, respectively)                36,117,993     42,630,230
                                                                  ------------   ------------
                                                                   334,985,648    332,930,784
   Due from brokers                                                  1,011,299      2,148,690
   Interest receivable                                                 170,348        159,050
                                                                  ------------   ------------

                                                                  $336,167,295   $335,238,524
                                                                  ============   ============
Liabilities and Members' Capital:
 Liabilities:
  Unrealized depreciation on open swap positions                  $ 27,993,038   $ 18,654,566
  Commodity options written, at market value
   (premium received $41,392,687 and $47,549,852, respectively)     45,325,611     57,804,597
  Accrued expenses:
    Commissions                                                      1,733,248      1,670,425
    Professional fees                                                   51,065         59,625
  Due to brokers                                                       336,875      1,815,015
  Due to CGM                                                            22,978         22,978
  Distribution payable                                                 167,702        153,681
                                                                  ------------   ------------
                                                                    75,630,517     80,180,887
                                                                  ------------   ------------
Members' Capital:
  Members' Capital, 198,036.9344 and 211,023.7320 Units
   outstanding in 2004 and 2003, respectively                      260,536,778    255,057,637
                                                                  ------------   ------------
                                                                  $336,167,295   $335,238,524
                                                                  ============   ============

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

           Number of
Sector      Contracts   Contract                                                  Fair Value
-------   ----------    -----------------------------------                       ----------
Energy                  Futures contracts purchased 12.09%
             4,601      NYMEX Natural Gas Jun. 04 - Mar. 06 11.42%               $29,747,052
                        Other  0.67%                                               1,738,999

                        Futures contracts sold (8.97)%                           (23,376,582)
                                                                                 ------------
                          Total futures contracts 3.12%                            8,109,469

                        Options owned 13.86%
             6,318      NYMEX Natural Gas May 04 - Apr.05  9.37%                  24,408,789
                        Other  4.49%                                              11,709,204
                                                                                  ----------
                                                                                  36,117,993
                        Options written (17.40)%
             4,529      NYMEX Natural Gas May 04 - Dec. 04 (11.39)%              (29,673,208)
                        Other  (6.01)%                                           (15,652,403)
                                                                                 ------------
                                                                                 (45,325,611)
                        Unrealized appreciation on Swaps contracts 15.41%
                        NYMEX Gasoline Dec. 05 5.41%                              14,104,977
                        Other 10.00%                                              26,057,678
                                                                                  ----------
                                                                                  40,162,655
                        Unrealized depreciation on Swaps contracts  (10.74)%
                        NYMEX Gasoline Dec. 05 (7.47)%                           (19,457,370)
                        Other (3.27)%                                             (8,535,668)
                                                                                 ------------
                                                                                 (27,993,038)
                                                                                 ------------
Total Energy Fair Value 4.25%                                                    $11,071,468
                                                                                 ===========

                                               Investments at                  % of Investments at
Country Composition                             Fair Value                         Fair Value
--------------------                           -------------                     ------------
United Kingdom                                   $  (618,055)                        (5.58)%
United States                                     11,689,523                        105.58
                                                 -----------                        -------
                                                $ 11,071,468                        100.00%
                                                ============                        ======




Percentages are based on Members' Capital unless otherwise indicated

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

                    Number of
Sector              Contracts    Contract                                                         Fair Value
------              ---------    --------                                                        ------------
Energy                           Futures contracts purchased 5.35%                                $13,637,465
                                 Futures contracts sold (1.88)%                                    (4,791,926)
                                                                                                  -----------
                                   Total futures contracts 3.47%                                    8,845,539

                                 Options owned 16.71%
                    6,488        NYMEX Natural Gas Put Feb. 04 - Oct. 04  8.98%                    22,900,060
                                 Other 7.73%                                                       19,730,170
                                                                                                  -----------
                                                                                                   42,630,230
                                 Options written (22.66)%
                    7,335        NYMEX Natural Gas Call Feb. 04 - Dec. 04 (16.04)%                (40,916,710)
                                 Other (6.62)%                                                    (16,887,887)
                                                                                                  -----------
                                                                                                  (57,804,597)
                                 Unrealized appreciation on Swaps contracts 19.64%
                    1,000        HH Natural Gas Feb. 04  8.22%                                     20,967,521
                                 Other 11.42%                                                      29,126,391
                                                                                                  -----------
                                                                                                   50,093,912

                                 Unrealized depreciation on Swaps contracts (7.31)%               (18,654,566)
                                                                                                  -----------
Total Energy Fair Value 9.85%                                                                     $25,110,518
                                                                                                  ===========

                                                      Investments at      % of Investments at
        Country Composition                             Fair Value            Fair Value
        --------------------                          --------------         ---------------

        United Kingdom                                    $(113,943)            (0.45)%
        United States                                    25,224,461            100.45
                                                        -----------            ------
                                                        $25,110,518            100.00%
                                                         ==========            ======

Percentages are based on Members' Capital unless otherwise indicated.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA MASTER FUND LLC
             Statements of Income and Expenses and Memebers' Capital
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                             2004          2003
                                                      ----------------------------

Income:
 Net gains (losses) on trading of commodity
   interests:
 Realized gains (losses) on closed positions         $  24,591,283    $(143,773,821)
 Change in unrealized gains (losses) on open
   positions                                            (1,039,194)      32,010,513
                                                     -------------    -------------
                                                        23,552,089     (111,763,308)
 Interest income                                           459,513          822,408
                                                     -------------    -------------
                                                        24,011,602     (110,940,900)
                                                     -------------    -------------
Expenses:
 Brokerage commissions including clearing fees
   of  $269,728 and $1,036,546, respectively             2,327,297        6,497,159
 Other expenses                                             11,740            9,194
                                                     -------------    -------------
                                                         2,339,037        6,506,353
                                                     -------------    -------------
 Net income (loss)                                      21,672,565     (117,447,253)

 Additions                                               1,539,508       32,986,186
 Redemptions                                           (17,282,974)     (21,494,026)
 Distribution of interest to feeder funds                 (449,958)        (780,227)
                                                     -------------    -------------
Net increase (decrease) in Members Interest              5,479,141     (106,735,320)

Members' capital, beginning of period                  255,057,637      350,283,453
                                                      ------------    -------------
Members' capital, end of period                      $ 260,536,778    $ 243,548,133
                                                     =============    =============
Net asset value per Unit
  (198,036.9344 and 224,062.2088 Units outstanding
  in March 31, 2004 and 2003, respectively)          $    1,315.61    $    1,086.49
                                                     =============    =============

Net income (loss) per Unit of Member Interest        $      109.18    $     (530.48)
                                                     =============    =============

                   Salomon Smith Barney Orion Futures und L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                          March 31,
                                                              -------------------------------------
                                                                   2004                2003
                                                              ---------------     ----------------


Cash flows from operating activities:
     Net income (loss)                                           $21,672,565        $(117,447,253)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Changes in operating assets and liabilities:
          Net unrealized appreciation on open futures positions      736,070           15,511,411
          Unrealized appreciation on open swaps positions          9,931,257           (7,200,789)
          Commodity options owned, at fair value                   6,512,237          (18,025,816)
          Due from brokers                                         1,137,391           (1,331,133)
          (Increase) decrease in interest receivable                 (11,298)              44,349

          Unrealized depreciation on open swaps positions          9,338,472          (17,803,498)
          Commodity options written, at fair value               (12,478,986)         (13,542,641)
          Accrued Expenses:
           Increase (decrease) in commissions                         62,823           (1,672,096)
           Increase (decrease) in professional fees                   (8,560)               9,193
           Due to brokers                                         (1,478,140)           7,163,242
          Increase (decrease)in distribution of
             interest to feeder funds                                 14,021              (42,499)
                                                              ---------------     ----------------
              Net cash provided by (used in) operating
               activities                                         35,427,852         (154,337,530)
                                                              ---------------     ----------------
Cash flows from financing activities:
     Proceeds from additions                                       1,539,508           32,986,186
     Payments for redemptions                                    (17,282,974)         (21,494,026)
     Distribution of interest to feeder funds                       (449,958)            (780,227)
                                                              ---------------     ----------------
              Net cash provided by (used in) financing
               activities                                        (16,193,424)          10,711,933
                                                              ---------------     ----------------
              Net change in cash                                  19,234,428         (143,625,597)
              Cash, at beginning of period                       231,361,103          330,218,077
                                                              ---------------     ----------------
              Cash, at end of period                            $250,595,531        $ 186,592,480
                                                              ===============     ================

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:


                                                                  Three Months Ended
                                                                 2004          2003
                                                               ---------    ---------

Net realized  and unrealized gains (losses)*                  $  163.67     $ (78.40)
Interest income                                                    2.61         3.55
Expenses**                                                       (26.19)      (15.62)
                                                               ---------    ---------
Increase (decrease) for the period                               140.09       (90.47)

Net Asset Value per Redeemable Unit, beginning of period       1,100.19     1,160.82
                                                               ---------    ---------
Net Asset Value per Redeemable Unit, end of period           $ 1,240.28   $ 1,070.35
                                                               ========     =========

*    Includes  Partnership   brokerage  commissions  and  brokerage  commissions
     allocated from Master.

**   Excludes  Partnership   brokerage  commissions  and  brokerage  commissions
     allocation from Master.


Ratios to average net assets:***
  Net investment loss before incentive fees****     (5.6)%  (7.4)%
                                                    ====     ===

  Operating expenses                                 6.5%    8.7%
  Incentive fees                                     1.7%    0.4%
                                                     ----    ---
   Total expenses                                    8.2%    9.1%
                                                     ====    ===

Total return:
   Total return before incentive fees               14.5%   (7.4)%
   Incentive fees                                   (1.8)%  (0.4)%
                                                    ----     ---
   Total return after incentive fees                12.7%   (7.8)%
                                                    ====     ===


***  Annualized (other than incentive fee)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

Financial Highlights of the Master:

                                                     Three Months Ended
                                                   -------------------------
                                                        2004         2003
                                                   -----------  -----------
Net realized  and unrealized gains (losses)*         $ 106.95    $ (534.16)
Interest income                                          2.27         3.72
Expenses**                                              (0.04)       (0.04)
                                                   ----------   ----------
Increase (decrease) for the period                     109.18      (530.48)
Distributions                                           (2.23)       (3.52)
Net Asset Value per Unit, beginning of period        1,208.66     1,620.49
                                                   -----------  -----------

Net Asset Value per Unit, end of period            $ 1,315.61   $ 1,086.49
                                                   ==========   ===========

* Includes brokerage commissions
** Excludes brokerage commissions


Ratios to average net assets:***
  Net investment loss ****                               (3.0)%       (7.6)%
                                                   ===========  ===========

  Operating expenses                                      3.7%         8.7%
                                                   ===========  ===========

  Total return:                                           9.0%       (32.7)%
                                                   ===========  ===========


*** Annualized
**** Interest income less total expenses


The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $7,799,192 and $4,553,850, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2004 and December 31, 2003 were $8,046,462 and $6,995,893, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 17.0% from $87,468,980 to $102,320,018. This increase was attributable to net income from operations of $11,751,199 coupled with additional sales of 7,538.4208 Redeemable Units of limited partnership totaling $8,517,000 and
225.7968 General Partner unit equivalents totaling $280,051, which was partially offset by redemption of 4,770.5076 Redeemable Units resulting in an outflow of $5,697,212. Future redemptions can impact the amount of funds available for investment in the Partnership/Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2004, the Master's capital increased 2.1% from $255,057,637 to $260,536,778. This increase was attributable to net income from operations of $21,672,565 coupled with additions of 1,257.1846 Units totaling $1,539,508, which was partially offset by the redemptions of 14,243.9822 Units totaling $17,282,974 and distributions of interest of $449,958 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2004, the net asset value per Redeemable Unit increased 12.7% from $1,100.19 to $1,240.28 as compared to a decrease of 7.8% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $14,645,121. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, energy, livestock, metals, grains, indices and U.S. and non-U.S. interest rates and were partially offset by losses in softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2003 of $5,589,464. Losses were primarily attributable to the Partnership's trading of commodity futures in softs, energy, livestock, U.S. and non-U.S. interest rates and were partially offset by gains in grains, metals, indices, currencies, and softs.

     The Partnership had a strong first quarter as the financial and commodity trends that had carried performance in 2003 continued into the first quarter provided the primary basis for profits. The major contributors to performance were rising commodity prices, particularly for grains, energy and base metals and lower interest rates both in the U.S. and internationally.

     The commodity markets, particularly grains and related contracts, produced most of the Fund's profits for the quarter. The demand for foodstocks from developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum, also produced profitable trading. Silver and gold also were profitable for the quarter. Energy trading was also highly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisors.

     Additional profits were earned for positions in U.S. and international interest rate contracts throughout most of the quarter. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisors but then began a sharp correction that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Overall for the quarter, currency trading resulted in losses. Trading in stock market indices was slightly profitable as the U.S. and global stock markets were mostly directionless for the first quarter.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the
Partnership/Master depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations. AAA is aware of price trends but does not trade upon trends. AAA often makes profits in positions with specific trends even though that trend may still be intact or perhaps even stronger. AAA occasionally establishes positions that are counter-trend.

     Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three months ended March 31, 2004 increased by $1,099 as compared to the corresponding period in 2003. Interest income allocated from Master for the three months ended March 31, 2004 decreased by $6,241 as compared to the corresponding period in 2003. The decrease in interest income and interest income allocated from Master are primarily due to an decrease in net assets during the three months ended March 31, 2004.

     Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended March 31, 2004 increased by $206,004 as compared to the corresponding period in 2003. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2004 as compared to 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2004 increased by $90,194 as compared to the corresponding period in 2003. The increase of management fees is due to an increase in net assets during the three months ended March 31, 2004 as compared to 2003.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2004 increased by $33,023 as compared to the corresponding period in 2003. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2004 as compared to 2003.

     Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2004 and 2003 resulted in incentive fees of $1,579,063 and $298,424, respectively.

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

     Market movements result in frequent changes in the fair value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's/Master's open positions and the liquidity of the markets in which it trades.

     The Partnership/Master rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership's/Master's could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Master's speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's/Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's/Master's losses in any market sector will be limited to Value at Risk or by the Partnership's/Master's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $102,320,018. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                             March 31, 2004
                                                                                        Year to Date
                                                                    ------------------------------------------------------
                                                    % of Total             High              Low         Average Value
Market Sector                       Value at Risk   Capitalization    Value at Risk     Value at Risk        at Risk
------------                        --------------------------------------------------------------------------------------
Currencies
   - Exchange Traded Contracts       $   1,108,528             1.08%  $     2,207,007   $     746,629    $     1,337,548
Energy                                   2,323,500             2.27%        3,377,350       1,184,950          2,142,017
Grains                                   1,166,951             1.14%        1,221,502         605,669          1,063,981
Interest Rates  U.S.                     1,399,850             1.37%        1,478,500         475,850          1,061,367
Interest Rates  Non-U.S.                 2,849,347             2.79%        3,854,204       1,871,923          3,019,024
Livestock                                  239,000             0.23%          239,000          60,420            165,823
Metals
   - Exchange Traded Contracts             860,400             0.84%          860,400         366,400            633,567
   - OTC Contracts                         243,725             0.24%          613,095         238,225            371,240
Softs                                      485,051             0.47%          697,544         132,078            456,159
Indices                                    937,287             0.92%        1,481,964         887,644          1,004,588
Lumber                                       6,600             0.01%            7,000           3,500              5,867
                                    ---------------         --------
Totals                                $ 11,620,239            11.36%
                                    ===============         =======


     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2004, the Master's total capitalization was $260,536,778. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.



                        March 31, 2004

                                                                 Year to Date
                                                      ------------------------------------------------------
                                       % of Total           High              Low         Average Value at
Market Sector        Value at Risk   Capitalization    Value at Risk     Value at Risk          Risk
--------------       ------------- ------------------- ----------------- ----------------- ----------------
Energy                 $18,998,850       7.29%         $29,837,388       $10,894,859        $16,381,705
Energy Swaps             1,988,189       0.76%          $6,027,189        $1,988,189         $3,188,189
                         ---------       -----
Total                  $20,987,039       8.05%
                       ===========      =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Statement on Form 10-K for the period ended December 31, 2003.

Regulatory Matters.

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP.

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Mutual Funds.

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          For the three months ended March 31, 2004 there were additional sales of 7,538.4208 Redeemable Units of limited partnership totaling
          $8,517,000  and  contributions  by the  General  Partner  representing
          225.7968 Units equivalents totaling $280,051. For the three months ended March 31, 2003 there were additional sales of 19,437.8764 Redeemable Units totaling $23,600,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

         The following chart sets forth the purchases of Redeemable Units by the Partnership.

-----------------------------------------------------------------------------------------------------------------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,      1,445.5510              $1,109.03               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February      1,251.0113              $1,216.44               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004      2,073.9453              $1,240.28               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                               4,770.5076              $1,188.58               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director).

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director).

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SALOMON SMITH BARNEY ORION FUTURES FUND L.P.


By:  Citigroup Managed Futures LLC
     -----------------------------
     (General Partner)



By:  /s/ David J. Vogel
         --------------
         David J. Vogel
         President and Director


Date: May 10, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Citigroup Managed Futures LLC
     -----------------------------
     (General Partner)



By:  /s/ David J. Vogel
         --------------
         David J. Vogel
         President and Director


Date: May 10, 2004


By:  /s/ Daniel R. McAuliffe, Jr.
         -----------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director


Date: May 10, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: May 10, 2004


                                              /s/  David J. Vogel
                                                   ---------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: May 10, 2004


                                       /s/  Daniel R. McAuliffe, Jr.
                                            ------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.


/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

May 10, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
    ------------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director

May 10, 2004