Form 10-Q
period 2004-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2004-08-06
CIK 1227265

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 2004
                      -------------

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

                                                       Yes X   No__


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                       Yes X   No__

                  Salomon Smith Barney Orion Futures Fund L.P.
                                    FORM 10-Q
                                      INDEX

                                                                      Page
                                                                     Number

PART I - Financial Information:

    Item 1. Financial Statements:

            Statements of Financial Condition at
            June 30, 2004  and December 31,
            2003 (unaudited).                                          3

            Condensed Schedules of Investments
            at June 30, 2004 and December 31,
            2003 (unaudited).                                        4 - 5


            Statements of Income and Expenses
            and Partners' Capital for the three and six
            months ended June 30, 2004
            and 2003 (unaudited).                                      6

            Statements of Cash Flows for the three
            and six months ended June 30, 2004 and
            2003 (unaudited).                                          7

            Notes to Financial Statements,
            including the Financial Statements
            of SB AAA Master Fund LLC (unaudited).                   8 - 18

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                             19 - 22

    Item 3. Quantitative and Qualitative
            Disclosures about Market Risk                           23 - 25

    Item 4. Controls and Procedures                                   26

PART II - Other Information                                           27

                                     PART I

                          Item 1. Financial Statements

                  Salomon Smith Barney Orion Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)


                                                                                          June 30,       December 31,
                                                                                            2004             2003
                                                                                       ------------     -------------
Assets:
  Investment in Master, at fair value                                                   $39,595,768     $ 33,531,892
  Cash (restricted $8,966,106 and $13,779,146 in 2004 and 2003,
   respectively) in commodity futures trading account                                    58,781,018       50,594,930
  Net unrealized appreciation on open futures positions                                     207,079        5,706,691
  Unrealized appreciation on open forward positions                                          49,484        1,928,011
                                                                                        -----------      -----------
                                                                                         98,633,349       91,761,524
Interest receivable                                                                          50,821           40,059
                                                                                        ----------       -----------
                                                                                        $98,684,170     $ 91,801,583
                                                                                        ===========      ============

Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward positions                                       $ 214,437        $ 638,809
 Accrued expenses:
  Commissions                                                                                96,372          160,866
  Management fees                                                                           148,992          142,083
  Administrative fees                                                                        40,298           38,612
  Incentive fees                                                                                  -          539,454
  Other                                                                                      48,284           76,910
 Redemptions payable                                                                        863,642        2,735,869
                                                                                          ---------         ---------
                                                                                          1,412,025        4,332,603
                                                                                          ---------        ----------
Partners' Capital:
General Partner, 865.3542 and 499.8084 Unit equivalents
  outstanding in 2004 and 2003, respectively                                                981,476          549,884
Limited Partners, 84,898.0532 and 79,003.6728 Redeemable Units of
  Limited Partnership Interest outstanding in 2004 and 2003, respectively                96,290,669       86,919,096
                                                                                         ----------       ----------
                                                                                         97,272,145       87,468,980
                                                                                         ----------       ----------
                                                                                        $98,684,170     $ 91,801,583
                                                                                         ==========      ===========

See  Accompanying Notes to Unaudited Financial Statements.

                  Salomon Smith Barney Orion Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                     Contract                                                              Fair Value
------------------------------------       ------------------------------------------------------      ---------------------
Currencies
                                           Futures contracts purchased (0.11)%                                $   (104,205)
                                           Futures contracts sold  (0.11)%
                                                                                                                  (111,167)
                                                                                                       ---------------------
  Total Currencies  (0.22)%                                                                                       (215,372)
                                                                                                       ---------------------
Energy
                                           Futures contracts purchased 0.38%                                       374,458
                                           Futures contracts sold  0.00%*                                              200
                                                                                                       ---------------------
  Total Energy  0.38%                                                                                              374,658
                                                                                                       ---------------------
Grains
                                           Futures contracts purchased (0.02)%                                     (16,620)
                                           Futures contracts sold  0.12%                                           113,019
                                                                                                       ---------------------
  Total Grains  0.10%                                                                                               96,399
                                                                                                       ---------------------
Interest Rates U.S.
                                           Futures contracts purchased 0.13%                                       126,563
                                           Futures contracts sold (0.33)%                                          (322,551)
                                                                                                       ---------------------
  Total Interest Rates U.S. (0.20)%                                                                               (195,988)
                                                                                                       ---------------------
Interest Rates Non-U.S.
                                           Futures contracts purchased 0.02%                                        18,602
                                           Futures contracts sold  (0.15)%                                        (145,902)
                                                                                                       ---------------------
  Total Interest Rates Non-U.S. (0.13)%                                                                           (127,300)
                                                                                                       ---------------------
Total Lumber (0.01)%                       Futures contracts purchased   (0.01)%                                    (5,412)
                                                                                                       ---------------------
Livestock
                                           Futures contracts purchased (0.02)%                                     (24,175)
                                           Futures contracts sold  (0.02)%                                         (17,640)
                                                                                                       ---------------------
  Total Livestock (0.04)%                                                                                          (41,815)
                                                                                                       ---------------------
Metals
                                           Futures contracts purchased (0.10)%                                     (101,110)
                                           Futures contracts sold  (0.05)%                                          (46,500)
                                                                                                       ---------------------
                                             Total futures contracts  (0.15)%                                     (147,610)
                                                                                                       ---------------------
                                           Unrealized appreciation on forward contracts 0.05%                       49,484
                                           Unrealized depreciation on forward contracts (0.22)%                   (214,437)
                                                                                                       ---------------------
                                             Total forward contracts (0.17)%                                       (164,953)
                                                                                                       ---------------------
  Total Metals  (0.32)%                                                                                           (312,563)
                                                                                                       ---------------------
Softs
                                           Futures contracts purchased (0.11)%                                    (102,920)
                                           Futures contracts sold 0.28%                                            269,282
                                                                                                       ---------------------
  Total Softs  0.17%                                                                                               166,362
                                                                                                       ---------------------
Indices
                                           Futures contracts purchased 0.31%                                       304,357
                                           Futures contracts sold (0.00)%*                                          (1,200)
                                                                                                       ---------------------
  Total Indices  0.31%                                                                                             303,157
                                                                                                       ---------------------
Total Fair Value  0.04%                                                                                        $    42,126
                                                                                                       =====================
                                                                                                % of Investment
Country Composition                                          Investments at Fair Value           at Fair Value
---------------------                                         ----------------------             ---------------
Australia                                                           $   22,735                      53.97%
Canada                                                                  (6,863)                    (16.29)
France                                                                 (28,972)                    (68.77)
Germany                                                                 51,085                     121.27
Hong Kong                                                                7,026                      16.68
Italy                                                                   13,549                      32.16
Japan                                                                   61,741                     146.56
Spain                                                                    1,199                       2.85
United Kingdom                                                        (186,334)                   (442.33)
United States                                                          106,960                     253.90
                                                                  -------------                   -------
                                                                    $   42,126                     100.00 %
                                                                  ==============                  ========

Percentages are based on Partners' Capital unless otherwise indicated *Due to rounding
See Accompanying Notes to Unaudited Financial Statements

                           Salomon Smith Barney Orion
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                                   Contract                                  Fair Value
-------                                                  --------                                  -----------
Currencies                                     Futures contracts sold (0.04)%                          $(34,802)
                                               Futures contracts purchased 3.12%                      2,726,064
                                                                                                     ----------
   Total Currencies 3.08%                                                                             2,691,262
                                                                                                      ---------

Total Energy (0.05)%                           Futures contracts purchased (0.05)%                     (47,000)
                                                                                                      ---------

Grains                                         Futures contracts sold (0.12)%                         (107,275)
                                               Futures contracts purchased 1.70%                      1,487,795
                                                                                                     ----------
   Total Grains 1.58%                                                                                 1,380,520
                                                                                                      ---------

Total Interest Rates U.S. (0.15)%              Futures contracts purchased (0.15)%                    (129,958)
                                                                                                      ---------
Interest Rates Non-U.S.
                                               Futures contracts sold (0.00)%*                            (343)
                                               Futures contracts purchased 0.70%                       617,411
                                                                                                     ----------
   Total Interest Rates Non-U.S. 0.70%                                                                 617,068
                                                                                                      ---------
Total Lumber 0.01%                             Futures contracts purchased 0.01%                         6,402
                                                                                                     ---------
Livestock
                                               Futures contracts sold 0.01%                              5,570
                                               Futures contracts purchased (0.03)%                     (25,410)
                                                                                                     ----------
   Total Livestock (0.02)%                                                                             (19,840)
                                                                                                     ---------
Metals
                                               Futures contracts sold (0.00)%*                          (3,655)
                                               Futures contracts purchased 0.96%                       842,863
                                                                                                     ----------
                                                  Total futures contracts 0.96%                        839,208

                                               Unrealized depreciation on forward contracts (0.73)%   (638,809)
                                               Unrealized appreciation on forward contracts  2.20%   1,928,011
                                                                                                      ----------
                                                  Total forward contracts 1.47%                      1,289,202
                                                                                                      ---------
   Total Metals 2.43%                                                                                2,128,410
                                                                                                     ----------
Softs                                          Futures contracts sold 0.06%                             56,990
                                               Futures contracts purchased (0.18)%                    (159,535)
                                                                                                     ----------
  Total Softs (0.12)%                                                                                 (102,545)
                                                                                                     ---------
Total Indices 0.54%                            Futures contracts purchased 0.54%                       471,574
                                                                                                     ----------
Total Fair Value 8.00%                                                                              $6,995,893
                                                                                                     =========

Country                                 Investments at Fair             % of Investments at Fair
Composition                                   Value                              Value
------------------                        -----------------                     -----------
Australia                                    $141,159                               2.02%
Canada                                         83,342                               1.19
France                                         30,769                               0.44
Germany                                       309,378                               4.42
Hong Kong                                       7,903                               0.11
Italy                                         (20,955)                             (0.30)
Japan                                          44,926                               0.64
Spain                                          22,028                               0.32
United Kingdom                              1,802,208                              25.76
United States                               4,575,135                              65.40
                                           ----------                            -------
                                           $6,995,893                            100.00%
                                           ==========                            =======

Percentages are based on Partners' Capital unless otherwise indicated.
* Due to rounding.
See Accompanying Notes to Unaudited Financial Statements.
                                                             5

                  Salomon Smith Barney Orion Futures Fund L.P.
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                        ----------------------------------------------------
                                                                            2004         2003         2004         2003
                                                                        ----------------------------------------------------
Income:
   Realized gains (losses) on closed positions from Master                  $687,730   $6,161,897   $4,017,881  $(5,734,827)
   Change in unrealized gains (losses) on open positions
      from Master                                                          1,066,465     (950,472)     999,773    1,293,625
   Interest Income allocated from Master                                      89,428       81,674      164,989      163,476
   Expenses allocated from Master                                           (347,971)    (343,144)    (667,242)  (1,029,319)
   Net gains (losses) on trading of commodity interests:                  (1,618,140)    (539,413)   8,713,674   10,090,157
   Realized gains (losses) on closed positions
   Change in unrealized gains (losses) on open positions                  (8,003,615)    (422,502)  (6,953,767)  (6,988,909)
                                                                         -----------    ---------    ---------   -----------
                                                                         (8,126,103)    3,988,040    6,275,308   (2,205,797)
   Interest income                                                           143,931      129,787      287,942      272,699
                                                                        ------------    ---------    ---------   -----------
                                                                          (7,982,172)   4,117,827    6,563,250   (1,933,098)
                                                                        ------------    ---------    ---------    ----------
Expenses:
  Brokerage commissions including clearing fees
  of $94,090, $81,847, $179,977 and $199,975, respectively                   426,685      621,741    1,025,305      939,893
  Management fees                                                            455,022      381,278      916,496      752,558
  Administrative fees                                                        123,232       97,963      249,076      190,784
  Incentive fees                                                                   -            -    1,579,063      298,424
  Other expenses                                                              43,575       24,450       72,797       49,862
                                                                        ------------    ---------    ----------    ----------
                                                                           1,048,514    1,125,432    3,842,737    2,231,521
                                                                        ------------    ---------   ----------   ----------
  Net income (loss)                                                       (9,030,686)   2,992,395    2,720,513   (4,164,619)
  Additions   -   Limited Partners                                         6,607,000    8,360,000   15,124,000   31,960,000
               -  General Partner                                            160,000            -      440,051            -
Redemptions                                                               (2,784,187)  (3,551,462)  (8,481,399) (11,373,908)
                                                                        ------------   ----------   ----------   -----------
Net increase (decrease) in Partners' capital                              (5,047,873)   7,800,933    9,803,165   16,421,473
Partners' capital, beginning of period                                   102,320,018   70,773,339   87,468,980   62,152,799
                                                                        ------------   ----------   ----------   ----------
Partners' capital, end of period                                         $97,272,145  $78,574,272  $97,272,145  $78,574,272
                                                                        ============   ==========  ===========  ===========
Net asset value per Redeemable Unit
  (85,763.4074 and 70,589.4936 Redeemable Units outstanding
     at June 30, 2004 and 2003, respectively)                              $1,134.19    $1,113.12    $1,134.19    $1,113.12
                                                                        ============   ==========  ===========  ===========
Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent
                                                                           $(106.09)       $42.77       $34.00      $(47.70)
                                                                        ============   ==========  ===========  ===========

See Accompanying Notes to Unaudited Financial Statements.
                                                           6

                  Salomon Smith Barney Orion Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)




                                                                           Three months ended             Six months ended
                                                                                 June 30,                       June 30,
                                                                         ---------------------------------------------------------
                                                                            2004           2003            2004           2003
                                                                         ---------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                        (9,030,686)  $2,992,395      $2,720,513    $(4,164,619)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Changes in operating assets and liabilities:
         Investment in Master, at fair value                              (3,241,399) (11,263,417)     (6,063,876)    (8,651,598)
         Net unrealized appreciation (depreciation) on open futures
          positions                                                        7,558,443      315,455       5,499,612      6,881,861
         Unrealized appreciation (depreciation) on open forward contracts    371,956      (53,672)      1,878,527        (53,672)
         Increase (decrease) in interest receivable                            4,895      (12,698)        (10,762)        (8,001)

       Unrealized depreciation on open forward contracts                      73,937      160,720        (424,372)       160,720
       Accrued expenses:
         Increase (decrease) in commissions                                  (98,496)      12,548         (64,494)         8,549
         Increase (decrease) in management fees                              (16,341)      (3,650)          6,909         17,012
         Increase (decrease) in administrative fees                           (4,763)         702           1,686          5,868
         Increase in incentive fees                                       (1,579,063)    (298,424)       (539,454)      (272,957)
         Increase (decrease) in other                                        (54,348)      29,678         (28,626)        49,864
       Increase (decrease) in redemptions payable                         (1,428,580)  (3,284,292)     (1,872,227)       208,186
                                                                         ---------------------------------------------------------
                 Net cash provided by (used in) operating activities      (7,444,445) (11,404,755)      1,103,436     (5,818,787)
                                                                         ---------------------------------------------------------
Cash flows from financing activities:
  Proceeds from additions Limited Partners                                 6,607,000    8,360,000      15,124,000     31,960,000
  Proceeds from additions General Partner                                    160,000            -         440,051              -
  Payments for redemptions                                                (2,784,187)  (3,551,462)     (8,481,399)   (11,373,908)
                                                                         ---------------------------------------------------------
                 Net cash provided by financing activities                 3,982,813    4,808,538       7,082,652     20,586,092
                                                                         ---------------------------------------------------------
                 Net change in cash                                       (3,461,632)  (6,596,217)      8,186,088     14,767,305
                 Cash, at beginning of period                             62,242,650   54,060,829      50,594,930     32,697,307
                                                                         ---------------------------------------------------------
                 Cash, at end of period                                  $58,781,018  $47,464,612     $58,781,018    $47,464,612
                                                                         =========================================================


See Accompanying Notes to Unaudited Financial Statements.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


1. General:

     Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind but currently trades solely energy and energy related products. In addition, the Partnership may enter into swap contracts on energy related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's/Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2004, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management and AAA Capital Management, Inc. (collectively, the "Advisors").

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

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


     As of June 30, 2004, the Partnership owns approximately 15.1% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


     The Master's Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2004 and December 31, 2003 and Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 are presented below:


                             SB AAA Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            2004                2003
                                                                        --------------       ------------
Assets:

  Equity in commodity futures trading account:
  Cash  (restricted $32,548,811 and  $48,471,997, respectively)           $246,443,750     $  231,361,103
  Net unrealized appreciation on open futures positions                     15,310,591          8,845,539
  Unrealized appreciation on open swaps positions                           56,926,392         50,093,912
  Commodity options owned, at fair value
   (cost $27,220,225 and $49,687,512, respectively)                         33,541,142         42,630,230
                                                                         -------------       ------------
                                                                           352,221,875        332,930,784
  Due from brokers                                                           4,841,914          2,148,690
  Interest receivable                                                          184,111            159,050
                                                                         -------------       -------------
                                                                          $357,247,900     $  335,238,524
                                                                         =============       =============

Liabilities and Members' Capital:
Liabilities:
  Unrealized depreciation on open swap positions                          $ 53,255,398        $18,654,566
  Commodity options written, at market value
   (premium received $42,707,960 and $47,549,852, respectively)             38,180,640         57,804,597
  Accrued expenses:
   Commissions                                                               1,674,819          1,670,425
   Professional fees                                                            42,540             59,625
  Due to brokers                                                             2,371,013          1,815,015
  Due to CGM                                                                    22,978             22,978
  Distribution payable                                                         182,583            153,681
                                                                          ------------        ------------
                                                                            95,729,971         80,180,887
                                                                          ------------        ------------
Members' Capital:
  Members' Capital, 191,545.8749 and 211,023.7320 Units
  outstanding in 2004 and 2003, respectively                               261,517,929        255,057,637
                                                                          ------------        -----------
                                                                          $357,247,900     $  335,238,524
                                                                          ============        ============

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

           Number of
Sector     Contracts   Contract                                                     Fair Value
------     ----------- -----------------------------------                        ------------

Energy
                       Futures contracts purchased 4.29%                        $  11,210,090
                       Futures contracts sold 1.56%
                                                                                    4,100,501
                                                                                 -------------
                         Total futures contracts 5.85%                             15,310,591

                       Options owned 12.83%
                2,117  NYMEX Natural Gas Aug. 04 - May 05  5.58%                   14,584,160
                       Other  7.25%                                                18,956,982
                                                                                 -------------
                                                                                   33,541,142

                       Options written (14.60)%
                1,647  NYMEX Natural Gas Aug. 04 - Feb. 05 (7.15)%                (18,705,710)
                       Other  (7.45)%                                             (19,474,930)
                                                                                 -------------
                                                                                  (38,180,640)

                       Unrealized appreciation on Swaps contracts 21.77%           56,926,392

                       Unrealized depreciation on Swaps contracts (20.37)%        (53,255,398)
                                                                                 ------------
           Total Energy Fair Value 5.48%                                        $  14,342,087
                                                                                 ============



                        Investment at        % of Investment at
Country Composition      Fair Value               Fair Value
--------------------     ----------          -----------------
United Kingdom          $   422,630                   2.95%
United States            13,919,457                  97.05
                         ----------                 --------
                        $14,342,087                 100.00%
                         ==========              ===========

Percentages are based on Members' Capital unless otherwise indicated.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003

                     Number of
Sector               Contracts    Contract                                               Fair Value
-----------         -----------  --------------------------------------------         -------------

Energy                           Futures contracts purchased 5.35%                     $13,637,465
                                 Futures contracts sold (1.88)%                         (4,791,926)
                                                                                       -----------
                                   Total futures contracts 3.47%                         8,845,539

                                 Options owned 16.71%
                      6,488      NYMEX Natural Gas Put Feb. 04 - Oct. 04  8.98%         22,900,060
                                 Other 7.73%                                            19,730,170
                                                                                       -----------
                                                                                        42,630,230
                                 Options written (22.66)%
                      7,335      NYMEX Natural Gas Call Feb. 04 - Dec. 04 (16.04)%     (40,916,710)
                                 Other (6.62)%                                         (16,887,887)
                                                                                       ------------
                                                                                       (57,804,597)
                                 Unrealized appreciation on Swaps contracts 19.64%
                      1,000      HH Natural Gas Feb.  04  8.22%                         20,967,521
                                 Other 11.42%                                           29,126,391
                                                                                       ------------
                                                                                        50,093,912

                                 Unrealized depreciation on Swaps contracts (7.31)%    (18,654,566)
                                                                                       ------------
Total Energy Fair Value 9.85%                                                          $25,110,518
                                                                                       ============

                                                   Investments at                 % of Investments at
Country Composition                                  Fair Value                       Fair Value
--------------------                              -----------                      ----------------
United Kingdom                                      $(113,943)                         (0.45)%
United States                                      25,224,461                         100.45
                                                  -----------                         ------
                                                  $25,110,518                         100.00%
                                                  ===========                         =======


Percentages are based on Members' Capital unless otherwise indicated.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                        ----------------------------------------------------------------
                                                             2004            2003                2004               2003
                                                        -----------------------------------------------------------------
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions             $   3,978,261    $  51,205,109    $  28,569,544    $ (92,568,712)
Change in unrealized gains (losses) on open
 positions                                                  7,896,158       (4,955,814)       6,856,964       27,054,699
                                                         ------------       ----------       ----------     -------------
                                                           11,874,419       46,249,295       35,426,508      (65,514,013)

Interest income                                               506,446          721,637          965,959        1,686,957
                                                         ------------       ----------       ----------     -------------
                                                           12,380,865       46,970,932       36,392,467      (63,827,056)
                                                         ------------       ----------       ----------     -------------
Expenses:
Brokerage commissions including clearing fees
 of $321,424, $398,062, $591,163 and
 and $1,434,608, respectively                               2,183,710        3,289,199        4,511,007        9,786,358
Professional fees                                              15,689            9,297           27,429           18,491
                                                        ------------       ----------       ----------     -------------
                                                            2,199,399        3,298,496        4,538,436        9,804,849
                                                         ------------       ----------       ----------     -------------
Net income (loss)                                          10,181,466       43,672,436       31,854,031      (73,631,905)
 Additions                                                  4,371,518       12,193,128        5,911,026       45,179,314
 Redemptions                                              (13,073,006)     (17,378,056)     (30,355,980)     (38,872,082)
 Distribution of interest to feeder funds                    (498,827)        (706,482)        (948,785)      (1,629,621)
                                                         ------------       ----------       ----------     -------------
Net increase (decrease) in Members' Interest                  981,151       37,781,026        6,460,292      (68,954,294)
Members' capital, beginning of period                     260,536,778      243,548,133      255,057,637      350,283,453
                                                        ------------       ----------       ----------     -------------
Members' capital, end of period                         $ 261,517,929    $ 281,329,159    $ 261,517,929    $ 281,329,159
                                                         ============      ===========      ===========      ===========
Net asset value per Unit
 (191,545.8749 and 219,606.2204 Units outstanding
 in June 30, 2004 and 2003, respectively)               $    1,365.30    $    1,281.06    $    1,365.30    $    1,281.06
                                                         ============      ===========      ===========      ===========

Net income (loss) per Unit of Member Interest           $       52.27    $      197.61    $      161.43    $     (332.01)
                                                         ============      ===========      ===========      ===========

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                             SB AAA Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three months ended                Six months ended
                                                                                 June 30,                         June 30,
                                                                    ---------------------------------------------------------------
                                                                          2004              2003            2004            2003
                                                                    ----------------------------------------------------------------
Cash flows from operating activities:

  Net Income (loss)                                                    $10,181,466      $43,672,436     $31,854,031   $(73,631,905)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Changes in operating assets and liabilities:
         Net unrealized appreciation (depreciation) on open
          futures positions                                             (7,201,122)      (4,996,585)     (6,465,052)    10,514,826
         Unrealized appreciation on open swaps contracts               (16,763,737)      (8,859,120)     (6,832,480)   (16,059,909)
         Commodity options owned, at fair value                          2,576,851       49,556,337       9,089,088     31,530,521
         Increase (decrease) in due from brokers                        (3,830,615)       9,058,112      (2,693,224)     7,726,979
         Increase (decrease) in interest receivable                        (13,763)          44,407         (25,061)        88,756


         Unrealized depreciation on open swap positions                 25,262,360       (2,762,412)     34,600,832    (20,565,910)

         Commodity options written, at fair value                       (7,144,971)     (12,072,266)    (19,623,957)   (25,614,907)
       Accrued expenses:
         Increase (decrease) in commissions                                (58,429)        (616,808)          4,394     (2,288,904)
         Increase (decrease) in professional fees                           (8,525)           9,296         (17,085)        18,489
         Increase (decrease) in due to brokers                           2,034,138       (5,291,253)        555,998      1,871,989
         Increase (decrease) in distribution  payable                       14,881          (44,429)         28,902        (86,928)
                                                                      -------------     -----------     -----------    ------------
              Net cash provided by (used in) operating activities        5,048,534       67,697,715      40,476,386    (86,496,903)
                                                                      -------------     -----------     -----------     ------------

Cash flows from financing activities:

  Proceeds from additions                                                4,371,518       12,193,128       5,911,026     45,179,314
  Payments for redemptions                                             (13,073,006)     (17,378,056)    (30,355,980)   (38,872,082)
  Distribution of interest to feeder funds                                (498,827)        (706,482)       (948,785)    (1,629,621)
                                                                      -------------     -----------    ------------    ------------
              Net cash provided by (used in) financing activities       (9,200,315)      (5,891,410)    (25,393,739)     4,677,611
                                                                     -------------     -----------    ------------     ------------
              Net change in cash                                        (4,151,781)      61,806,305      15,082,647    (81,819,292)
              Cash, at beginning of period                             250,595,531      186,592,480     231,361,103    330,218,077
                                                                      ------------     -----------     ------------   -------------
              Cash, at end of period                                  $246,443,750     $248,398,785    $246,443,750   $248,398,785
                                                                      ============      ===========     ===========   =============

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                                  Three Months Ended                     Six Months Ended
                                                          ------------------------------------  ------------------------------------
                                                           June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                                                          -----------------  -----------------  -----------------  -----------------

Net realized and unrealized gains (losses) *                     $ (101.54)         $   47.04          $   62.13        $  (31.36)
Interest income                                                       2.72               2.98               5.33             6.53
Expenses **                                                          (7.27)             (7.25)            (33.46)          (22.87)
                                                          -----------------  -----------------  -----------------  -----------------
Increase (decrease) for the period                                 (106.09)             42.77              34.00           (47.70)
Net Asset Value per Redeemable Unit, beginning of period          1,240.28           1,070.35           1,100.19         1,160.82
                                                          -----------------  -----------------  -----------------  -----------------
Net Asset Value per Redeemable Unit, end of period              $ 1,134.19         $ 1,113.12         $ 1,134.19       $ 1,113.12
                                                          =================  =================  =================  =================

* Includes Partnership brokerage commissions and brokerage commissions allocated from the Master.
** Excludes Partership brokerage commissions brokerage commissions allocated from the Master.

Ratios to average net assets:***
Net investment income (loss) before incentive fee
allocation****                                                        (4.7)%           (6.0)%           (5.4)%           (6.0)%
                                                          ================= ================= ================= ================


Operating expense                                                      5.7%             7.4%             6.1%             7.5%
Incentive fee allocation                                                 -%               -%             1.6%             0.8%
                                                          ----------------- ---------------- ---------------- -----------------
Total expenses                                                         5.7%             7.4%             7.7%             8.3%
                                                          ================= ================ ================ =================

Total return:
Total return before incentive fees                                    (8.6)%            4.0%             4.9%            (3.7)%
Incentive fees                                                           -%               -%            (1.8)%           (0.4)%
                                                          ----------------- ---------------- ---------------- -----------------
Total return after incentive fees                                     (8.6)%            4.0%             3.1%            (4.1)%
                                                          ================= ================ ================ =================

*** Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees )
The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                   ----------------------   -----------------------
                                                       2004        2003         2004        2003
                                                   ----------------------   -----------------------

Net realized and unrealized gains (losses) *        $  49.73     $ 194.36      $156.69     $(339.61)
Interest Income                                         2.61         3.29         4.89         7.68
Expenses **                                            (0.07)       (0.04)       (0.15)       (0.08)
                                                     ---------    ---------    ---------    ---------
Increase (decrease) for the period                     52.27       197.61       161.43      (332.01)
Distributions                                          (2.58)       (3.22)       (4.80)       (7.42)
Net Asset Value per Unit, beginning of period       1,315.61     1,086.67     1,208.67     1,620.49
                                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit, end of period           $ 1,365.30   $ 1,281.06   $ 1,365.30 $  $1,281.06
                                                   =========    =========    =========    =========

*   Includes brokerage commissions
**  Excludes brokerage commissions

Ratios to average net assets:***
Net investment income (loss)****                        (2.6)%      (3.4)%       (2.7)%       (5.4)%
                                                        ====         ====        ====          ===


Operating expense                                        3.4%         4.4%        3.6%         6.5%
                                                        ====         ====        =====         ====


Total return                                             4.0%        18.2%       13.4%       (20.5)%
                                                        ====         ====        =====        =====

*** Annualized
**** Interest income less total expenses
The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $4,962,850 and $4,553,850, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2004 and December 31, 2003 were $42,126 and $6,995,893, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                  Salomon Smith Barney Orion Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital increased 11.2% from $87,468,980 to $97,272,145. This increase was attributable to net income from operations of $2,720,513 coupled with additional sales of 13,063.6197 Redeemable Units of Limited Partnership totaling $15,124,000 and 365.5458 General Partner unit equivalents totaling $440,051, which was partially offset by redemption of 7,169.2392 Redeemable Units resulting in an outflow of $8,481,399. Future redemptions can impact the amount of funds available for investment in the Partnership/Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2004, the Master's capital increased 2.5% from $255,057,637 to $261,517,929. This increase was attributable to net income from operations of $31,854,031 coupled with additions of 4,524.1504 Units totaling $5,911,026, which was partially offset by the redemptions of 24,002.0075 Units totaling $30,355,980 and distributions of interest of $948,785 to the non-managing members of the Master. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, the net asset value per Redeemable Unit decreased 8.6% from $1,240.28 to $1,134.19 as compared to an increase of 4.0% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $7,867,560. Losses were primarily attributable to the Partnership's trading of commodity futures in currencies, metals, grains, softs, indices and U.S. and non-U.S. interest rates and were partially offset by gains in energy and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $4,249,510. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, grains, indices and U.S. interest rates and were partially offset by losses in energy, softs, livestock, metal and non-U.S. interest rates.

     During the six months ended June 30, 2004, the net asset value per Redeemable Unit increased 3.1% from $1,100.19 to $1,134.19 as compared to a decrease of 4.1% during the six months ended June 30, 2003. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, livestock, indices and lumber and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, metals and softs.

     The lack of persistent trends resulted in a difficult environment for the Advisors (except AAA) which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for Advisors resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy, grains and base metal sectors. The interest rate, stock index, currency, grains and precious metals were the primary contributors to the losses. Trading in crude oil, soybeans, copper and aluminum provided profits to the Partnership to mitigate the other losses.

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

     Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and six months ended June 30, 2004 increased by $14,144 and 15,243, respectively as compared to the corresponding periods in 2003. Interest income allocated from the Master for the three and six months ended June 30, 2004 increased by $7,754 and $1,513, respectively as compared to the corresponding periods in 2003. The increase in interest income and interest income allocated from Master are primarily due to an increase in net assets during the three and six months ended June 30, 2004.

     Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended June 30, 2004 decreased by $195,056 as compared to the corresponding period in 2003. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2004 increased by $73,744 and $163,938, respectively, as compared to the corresponding periods in 2003. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2004 increased by $25,269 and $58,292, respectively, as compared to the corresponding periods in 2003. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2004 and 2003 resulted in incentive fees of $0, $0, $1,579,063 and $298,424, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $97,272,145. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                                             June 30, 2004
                                              (Unaudited)

                                                                           Three Months Ended June 30, 2004
                                                                   ------------------------------------------
                                                   % of Total           High            Low         Average Value
Market Sector                       Value at Risk  Capitalization   Value at Risk  Value at Risk       at Risk
-------------                       --------------------------------------------------------------------------
Currencies
   - Exchange Traded Contracts       $   710,618         0.73%     $1,414,062       $ 710,618      $   952,173
Energy                                 1,326,550         1.36%      3,586,630       1,326,550        2,355,040
Grains                                   189,572         0.20%      1,266,731         189,572          456,853
Interest Rates  U.S.                     752,050         0.77%      1,385,650         104,450          815,800
Interest Rates  Non-U.S.               1,680,067         1.73%      2,696,681       1,134,891        1,611,647
Livestock                                298,100         0.31%        298,100         201,688          245,240
Metals
   - Exchange Traded Contracts           353,000         0.36%        970,100         190,000          258,250
   - OTC Contracts                       136,860         0.14%        258,765          77,950          119,207
Softs                                    402,696         0.41%        567,860         340,395          375,209
Indices                                1,648,407         1.70%      1,648,407         687,682        1,273,040
Lumber                                     1,100         0.00%          4,400           1,100            3,300
                                    -----------------------------
Totals                               $ 7,499,020         7.71%
                                    =============================


     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2004, the Master's total capitalization was $261,517,929. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.




                                  June 30, 2004

                                                                          Three Months Ended June 30, 2004
                                                               ----------------- -------------------- -----------------
Market Sector              Value at Risk        % of Total           High                Low           Average Value
                                              Capitalization    Value at Risk       Value at Risk         at Risk
------------------------ ------------------- ----------------- ----------------- -------------------- -----------------
Energy                          $22,034,533        8.43%         $22,385,986          $10,664,222       $18,027,882
Energy Swaps                      1,700,000        0.65%          $1,988,189           $1,698,904        $1,699,635
                                  ---------        -----
Total                           $23,734,533        9.08%
                                ===========        =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          For the three months ended June 30, 2004 there were additional sales of 5,525.1988 Redeemable Units of Limited Partnership totaling
          $6,607,000  and  contributions  by the  General  Partner  representing
          139.7490 Unit equivalents totaling $160,000. For the three months ended June 30, 2003 there were additional sales of 7,661.9837 Redeemable Units of Limited Partnership totaling $8,360,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004     254.5261             $1,144.91               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004       1,382.7442             $1,178.19               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004       761.4613             $1,134.19               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                            2,398.7316             $1,152.43               N/A                    N/A
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
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SALOMON SMITH BARNEY ORION FUTURES FUND L.P.


By:  Citigroup Managed Futures LLC
     -----------------------------
    (General Partner)



By:  /s/ David J. Vogel
         David J. Vogel
         President and Director


Date:    August 6, 2004


By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director


Date:    August 6, 2004

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

Date: August 6, 2004
                                         /s/  David J. Vogel
                                             ----------------
                                              David J. Vogel
                                              Citigroup Managed Futures LLC
                                              President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  August 6, 2004

                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August  6, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 6, 2004