Form 10-Q/A
period 2004-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2004-09-24
CIK 1227265

Salomon Smith Barney Orion Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)




                                                                           Three months ended             Six months ended
                                                                                 June 30,                       June 30,
                                                                         ---------------------------------------------------------
                                                                            2004           2003            2004           2003
                                                                         ---------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                        (9,030,686)  $2,992,395      $2,720,513    $(4,164,619)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Changes in operating assets and liabilities:
         Investment in Master, at fair value                              (3,241,399) (11,263,417)     (6,063,876)    (8,651,598)
         Net unrealized appreciation (depreciation) on open futures
          positions                                                        7,558,443      315,455       5,499,612      6,881,861
         Unrealized appreciation (depreciation) on open forward contracts    371,956      (53,672)      1,878,527        (53,672)
         Increase (decrease) in interest receivable                            4,895       12,548         (10,762)        (8,001)

       Unrealized depreciation on open forward contracts                      73,937      160,720        (424,372)       160,720
       Accrued expenses:
         Increase (decrease) in commissions                                  (98,496)     (12,798)        (64,494)         8,549
         Increase (decrease) in management fees                              (16,341)      (3,650)          6,909         17,012
         Increase (decrease) in administrative fees                           (4,763)         702           1,686          5,868
         Increase in incentive fees                                       (1,579,063)    (298,424)       (539,454)      (272,957)
         Increase (decrease) in other                                        (54,348)      29,678         (28,626)        49,864
       Increase (decrease) in redemptions payable                         (1,428,580)  (3,284,292)     (1,872,227)       208,186
                                                                         ---------------------------------------------------------
                 Net cash provided by (used in) operating activities      (7,444,445) (11,404,755)      1,103,436     (5,818,787)
                                                                         ---------------------------------------------------------
Cash flows from financing activities:
  Proceeds from additions Limited Partners                                 6,607,000    8,360,000      15,124,000     31,960,000
  Proceeds from additions General Partner                                    160,000            -         440,051              -
  Payments for redemptions                                                (2,784,187)  (3,551,462)     (8,481,399)   (11,373,908)
                                                                         ---------------------------------------------------------
                 Net cash provided by financing activities                 3,982,813    4,808,538       7,082,652     20,586,092
                                                                         ---------------------------------------------------------
                 Net change in cash                                       (3,461,632)  (6,596,217)      8,186,088     14,767,305
                 Cash, at beginning of period                             62,242,650   54,060,829      50,594,930     32,697,307
                                                                         ---------------------------------------------------------
                 Cash, at end of period                                  $58,781,018  $47,464,612     $58,781,018    $47,464,612
                                                                         =========================================================


See Accompanying Notes to Unaudited Financial Statements.



                                                           7