Form 10-Q
period 2004-09-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2004-11-09
CIK 1227265

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004

Commission File Number 0-50271

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue. – 7th Fl.
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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited).	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16 - 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Investment in SB AAA Master Fund LLC, at fair value	$49,728,962	$33,531,892
Cash (restricted $14,119,315 and $13,779,146 in 2004 and 2003, respectively) in commodity futures trading account	56,049,577	50,594,930
Net unrealized appreciation on open futures positions	5,676,421	5,706,691
Unrealized appreciation on open forward positions	240,745	1,928,011

	111,695,705	91,761,524
Interest receivable	72,755	40,059
	$111,768,460	$91,801,583

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward positions	$352,079	$638,809
Accrued expenses:
Commissions	165,366	160,866
Management fees	168,820	142,083
Administrative fees	45,545	38,612
Incentive fees	1,109,973	539,454
Other	120,929	76,910
Redemptions payable	1,726,244	2,735,869
	3,688,956	4,332,603

Partners' Capital:
General Partner, 865.3542 and 499.8084 Unit equivalents outstanding in 2004 and 2003, respectively	1,067,567	549,884
Limited Partners, 86,735.1809 and 79,003.6728 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	107,011,937	86,919,096
	108,079,504	87,468,980
	$111,768,460	$91,801,583

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 1.52%	$1,640,815
	Futures contracts sold (0.63)%	(680,090)
	Total futures contracts 0.89%	960,725

	Unrealized appreciation on forward contracts 0.04%	44,153
	Unrealized depreciation on forward contracts (0.04)%	(43,956)
	Total forward contracts 0.00%*	197
Total Currencies 0.89%		960,922
Total Energy 2.35%	Futures contracts purchased 2.35%	2,542,248
Grains
	Futures contracts purchased (0.01)%	(6,425)
	Futures contracts sold 0.48%	517,364
Total Grains 0.47%		510,939
Interest Rates Non-U.S.
	Futures contracts purchased 1.01%	1,088,484
	Futures contracts sold (0.00)%*	(3,564)
Total Interest Rates Non-U.S. 1.01%		1,084,920
Interest Rates U.S.
	Futures contracts purchased (0.16)%	(174,707)
	Futures contracts sold 0.00%*	2,375
Total Interest Rates U.S. (0.16)%		(172,332)
Total Lumber 0.02%	Futures contracts purchased 0.02%	17,094
Livestock
	Futures contracts purchased 0.02%	24,258
	Futures contracts sold 0.00%*	4,100
Total Livestock 0.02%		28,358
Metals
	Futures contracts purchased 0.63%	680,205
	Futures contracts sold (0.09)%	(101,615)
	Total futures contracts 0.54%	578,590

	Unrealized appreciation on forward contracts 0.18%	196,592
	Unrealized depreciation on forward contracts (0.29)%	(308,123)
	Total forward contracts (0.11)%	(111,531)
Total Metals 0.43%		467,059
Softs
	Futures contracts purchased 0.11%	121,768
	Futures contracts sold 0.03%	28,681
Total Softs 0.14%		150,449
Indices
	Futures contracts purchased (0.02)%	(21,330)
	Futures contracts sold (0.00)%*	(3,240)
Total Indices (0.02)%		(24,570)
Total Fair Value 5.15%		$5,565,087

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(53,438)	(0.96)%
Canada	50,512	0.91
France	(5,961)	(0.11)
Germany	303,757	5.46
Hong Kong	(33,586)	(0.60)
Italy	(2,173)	(0.04)
Japan	244,800	4.40
Spain	(6,116)	(0.11)
United Kingdom	933,205	16.77
United States	4,134,087	74.28
	$5,565,087	100.00%

Percentages are based on Partners' Capital unless otherwise indicated

*Due to rounding

See Accompanying Notes to Unaudited Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies	Futures contracts sold (0.04)%	$(34,802)
	Futures contracts purchased 3.12%	2,726,064
Total Currencies 3.08%		2,691,262
Total Energy (0.05)%	Futures contracts purchased (0.05)%	(47,000)
Grains	Futures contracts sold (0.12)%	(107,275)
	Futures contracts purchased 1.70%	1,487,795
Total Grains 1.58%		1,380,520
Total Interest Rates U.S. (0.15)%	Futures contracts purchased (0.15)%	(129,958)
Interest Rates Non-U.S.
	Futures contracts sold (0.00)%*	(343)
	Futures contracts purchased 0.70%	617,411
Total Interest Rates Non-U.S. 0.70%		617,068
Total Lumber 0.01%	Futures contracts purchased 0.01%	6,402
Livestock
	Futures contracts sold 0.01%	5,570
	Futures contracts purchased (0.03)%	(25,410)
Total Livestock (0.02)%		(19,840)
Metals
	Futures contracts sold (0.00)%*	(3,655)
	Futures contracts purchased 0.96%	842,863
	Total futures contracts 0.96%	839,208
	Unrealized depreciation on forward contracts (0.73)%	(638,809)
	Unrealized appreciation on forward contracts 2.20%	1,928,011
	Total forward contracts 1.47%	1,289,202
Total Metals 2.43%		2,128,410
Softs	Futures contracts sold 0.06%	56,990
	Futures contracts purchased (0.18)%	(159,535)
Total Softs (0.12)%		(102,545)
Total Indices 0.54%	Futures contracts purchased 0.54%	471,574
Total Fair Value 8.00%		$6,995,893

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$141,159	2.02%
Canada	83,342	1.19
France	30,769	0.44
Germany	309,378	4.42
Hong Kong	7,903	0.11
Italy	(20,955)	(0.30)
Japan	44,926	0.64
Spain	22,028	0.32
United Kingdom	1,802,208	25.76
United States	4,575,135	65.40
	$6,995,893	100.00%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(4,459,031)	$(9,862,317)	$4,257,086	$227,840
Change in unrealized gains (losses) on open positions and investment in Partnership	15,451,406	10,036,360	13,034,554	(2,104,110)
	10,992,375	174,043	17,291,640	(1,876,270)
Interest income	200,213	96,316	488,156	363,858
	11,192,588	270,359	17,779,796	(1,512,412)
Expenses:
Brokerage commissions including clearing fees of $105,869, $55,143, $285,846 and $199,975, respectively	563,571	479,654	1,612,834	1,569,873
Management fees	492,593	385,915	1,409,089	1,138,473
Administrative fees	132,982	102,366	382,058	293,150
Incentive fees	1,109,973	—	2,689,036	298,424
Other expenses	76,813	30,334	149,610	80,197
	2,375,932	998,269	6,242,627	3,380,117
Net income (loss)	8,816,656	(727,910)	11,537,169	(4,892,529)
Additions — Limited Partner	6,005,000	13,309,000	21,129,000	45,269,000
— General Partner	—	—	440,051	—
Redemptions	(4,014,297)	(10,649,465)	(12,495,696)	(22,023,373)
Net increase (decrease) in Partners' capital	10,807,359	1,931,625	20,610,524	18,353,098
Partners' capital, beginning of period	97,272,145	78,574,272	87,468,980	62,152,799
Partners' capital, end of period	$108,079,504	$80,505,897	$108,079,504	$80,505,897
Net asset value per Redeemable Unit (87,600.5351 and 72,711.8255 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$1,233.78	$1,107.19	$1,233.78	$1,107.19
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$99.59	$(5.93)	$133.59	$(53.63)

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,816,656	$(727,910)	$11,537,169	$(4,892,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in SB AAA Master Fund LLC, at fair value	(10,133,194)	(1,789,492)	(16,197,070)	(10,441,090)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(5,469,342)	(9,274,177)	30,270	(2,392,316)
(Increase) decrease in unrealized appreciation on open forward contracts	(191,261)	(12,193)	1,687,266	(65,865)
(Increase) decrease in interest receivable	(21,934)	38,061	(32,696)	30,060

Increase (decrease) in unrealized depreciation on open forward contracts	137,642	(117,887)	(286,730)	42,833
Accrued expenses:
Increase (decrease) in commissions	68,994	10,242	4,500	18,791
Increase (decrease) in management fees	19,828	2,636	26,737	19,648
Increase (decrease) in administrative fees	5,247	927	6,933	6,795
Increase (decrease) in incentive fees	1,109,973	—	570,519	(272,957)
Increase (decrease) in other	72,645	(97,143)	44,019	(47,279)
Increase (decrease) in redemptions payable	862,602	320,980	(1,009,625)	529,166
Net cash provided by (used in) operating activities	(4,722,144)	(11,645,956)	(3,618,708)	(17,464,743)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	6,005,000	13,309,000	21,129,000	45,269,000
Proceeds from additions — General Partner	—	—	440,051	—
Payments for redemptions	(4,014,297)	(10,649,465)	(12,495,696)	(22,023,373)
Net cash provided by (used in) financing activities	1,990,703	2,659,535	9,073,355	23,245,627
Net change in cash	(2,731,441)	(8,986,421)	5,454,647	5,780,884
Cash, at beginning of period	58,781,018	47,464,612	50,594,930	32,697,307
Cash, at end of period	$56,049,577	$38,478,191	$56,049,577	$38,478,191

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)

1.    General:

Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management and AAA Capital Management, Inc. ("AAA"), (collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$116.10	$(1.07)	$178.23	$(32.43)
Interest income	3.97	2.40	9.30	8.93
Expenses**	(20.48)	(7.26)	(53.94)	(30.13)
Increase (decrease) for the period	99.59	(5.93)	133.59	(53.63)
Net Asset Value per Redeemable Unit, beginning of period	1,134.19	1,113.12	1,100.19	1,160.82
Net Asset Value per Redeemable Unit, end of period	$1,233.78	$1,107.19	$1,233.78	$1,107.19

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(4.2)%	(4.3)%	(4.1)%	(5.0)%
Operating expense	4.9%	5.0%	4.8%	5.7%
Incentive fees	1.1%	0.0%	2.7%	0.5%
Total expenses	6.0%	5.0%	7.5%	6.2%
Total return:
Total return before incentive fees	9.9%	(0.5)%	14.9%	(4.3)%
Incentive fees	(1.1)%	0.0%	(2.8)%	(0.3)%
Total return after incentive fees	8.8%	(0.5)%	12.1%	(4.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM give the Partnership the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2004 and December

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

31, 2003, based on a monthly calculation, were $4,435,165 and $4,553,850, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2004 and December 31, 2003 were $5,565,087 and $6,995,893, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnership:

As of September 30, 2004, the Partnership owns approximately 15.4% of the SB AAA Master Fund LLC, a New York limited liability company (the "AAA Fund"). The performance of the Partnership is partially affected by the performance of the AAA Fund. All of the assets the Partnership allocates to AAA are held in the AAA Fund, which has certain financial information presented below:

SB AAA Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,300,000 and $48,471,997, respectively)	$255,990,968	$231,361,103
Net unrealized appreciation on open futures positions	—	8,845,539
Unrealized appreciation on open swaps positions	116,933,769	50,093,912
Commodity options owned, at fair value (cost $39,437,558 and $49,687,512, respectively)	102,903,199	42,630,230
	475,827,936	332,930,784

Due from brokers	2,462,268	2,148,690
Interest receivable	307,745	159,050
	$478,597,949	$335,238,524
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$251,712	$—
Unrealized depreciation on open swap positions	111,227,812	18,654,566
Commodity options written, at market value (premium received $39,232,586 and $47,549,852, respectively)	39,280,220	57,804,597
Accrued expenses:
Commissions	2,252,525	1,670,425
Professional fees	34,522	59,625
Due to brokers	2,385,634	1,815,015
Due to CGM	22,978	22,978
Distribution payable	304,158	153,681
	155,759,561	80,180,887
Members' Capital:
Members' Capital, 189,940.2505 and 211,023.7320 Units outstanding in 2004 and 2003, respectively	322,838,388	255,057,637
	$478,597,949	$335,238,524

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Number of Contracts	Contract	Fair Value
Energy
		Futures contracts purchased 14.28%	$46,091,006
		Futures contracts sold (14.36)%	(46,342,718)
		Total futures contracts (0.08)%	(251,712)

		Options owned 31.88%
	5,389	NYMEX Crude Call Nov. 04 - Feb. 05 14.61%	47,173,530
	2,499	NYMEX Natural Gas Call Nov. 04 - June 05 11.07%	35,729,680
		Other 6.20%	19,999,989
			102,903,199

		Options written (12.17)%	(39,280,220)

		Unrealized appreciation on Swaps contracts 36.22%	116,933,769

		Unrealized depreciation on Swaps contracts (34.45)%	(111,227,812)

	Total Energy Fair Value 21.40%		$69,077,224

Country Composition	Investment at Fair Value	% of Investment at Fair Value
United Kingdom	$(4,983,491)	(7.21)%
United States	74,060,715	107.21
	$69,077,224	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Number of Contracts	Contract	Fair Value
Energy		Futures contracts purchased 5.35%	$13,637,465
		Futures contracts sold (1.88)%	(4,791,926)
		Total futures contracts 3.47%	8,845,539
		Options owned 16.71%
	6,488	NYMEX Natural Gas Put Feb. 04 – Oct. 04 8.98%	22,900,060
		Other 7.73%	19,730,170
			42,630,230
		Options written (22.66)%
	7,335	NYMEX Natural Gas Call Feb. 04 – Dec. 04 (16.04)%	(40,916,710)
		Other (6.62)%	(16,887,887)
			(57,804,597)
		Unrealized appreciation on Swaps contracts 19.64%
	1,000	HH Natural Gas Feb. 04 8.22%	20,967,521
		Other 11.42%	29,126,391
			50,093,912
		Unrealized depreciation on Swaps contracts (7.31)%	(18,654,566)
Total Energy Fair Value 9.85%			$25,110,518

Country Composition	Investments at Fair Value	% of Investments at Fair Value
United Kingdom	$(113,943)	(0.45)%
United States	25,224,461	100.45
	$25,110,518	100.00%

Percentages are based on Members' Capital unless otherwise indicated.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$27,629,155	$11,364,220	$56,198,699	$(81,204,492)
Change in unrealized gains (losses) on open positions	39,042,430	(4,834,883)	45,899,394	22,219,816
	66,671,585	6,529,337	102,098,093	(58,984,676)
Interest income	811,095	527,067	1,777,054	1,946,481
	67,482,680	7,056,404	103,875,147	(57,038,195)
Expenses:
Brokerage commissions including clearing fees of $381,223, $398,062, $972,386 and $1,434,608, respectively	3,204,994	1,638,456	7,716,001	11,424,814
Professional fees	15,862	195,727	43,291	214,218
	3,220,856	1,834,183	7,759,292	11,639,032
Net income (loss)	64,261,824	5,222,221	96,115,855	(68,677,227)
Additions	9,747,039	6,258,158	15,658,065	51,437,472
Redemptions	(11,884,965)	(10,907,469)	(42,240,945)	(49,779,551)
Distribution of interest to feeder funds	(803,439)	(511,012)	(1,752,224)	(1,873,090)
Net increase (decrease) in Members' capital	61,320,459	61,898	67,780,751	(68,892,396)
Members' capital, beginning of period	261,517,929	281,329,159	255,057,637	350,283,453
Members' capital, end of period	$322,838,388	$281,391,057	$322,838,388	$281,391,057
Net asset value per Unit (189,940.2505 and 215,995.4878 Units outstanding in September 30, 2004 and 2003, respectively)	$1,699.68	$1,302.76	$1,699.68	$1,302.76
Net income (loss) per Unit of Member Interest	$338.61	$24.07	$500.05	$(309.06)

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

SB AAA Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$64,261,824	$5,222,221	$96,115,855	$(68,677,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	15,562,303	(7,630,185)	9,097,251	2,884,641
(Increase) decrease in unrealized appreciation on open swaps contracts	(60,007,377)	20,589,486	(66,839,857)	4,529,577
(Increase) decrease in commodity options owned, at fair value	(69,362,057)	18,030,221	(60,272,969)	49,560,742
(Increase) decrease in due from brokers	2,379,646	4,379,758	(313,578)	12,106,737
(Increase) decrease in interest receivable	(123,634)	(175,680)	(148,695)	(173,852)
Increase (decrease) in unrealized depreciation on open swaps contracts	57,972,414	(10,006,644)	92,573,246	(30,572,554)
Increase (decrease) in commodity options written, at fair value	1,099,580	(7,436,247)	(18,524,377)	(33,051,154)
Accrued expenses:
Increase (decrease) in commissions	577,706	(1,016,938)	582,100	(3,305,842)
Increase (decrease) in professional fees	(8,018)	(38,602)	(25,103)	(20,113)
Increase (decrease) in due to brokers	14,621	(2,755,512)	570,619	(883,523)
Increase (decrease) in distribution payable	121,575	174,830	150,477	174,830
Net cash provided by (used in) operating activities	12,488,583	19,336,708	52,964,969	(67,427,738)
Cash flows from financing activities:
Proceeds from additions	9,747,039	6,258,158	15,658,065	51,437,472
Payments for redemptions	(11,884,965)	(10,907,469)	(42,240,945)	(49,779,551)
Distribution of interest to feeder funds	(803,439)	(511,012)	(1,752,224)	(1,873,090)
Net cash provided by (used in) financing activities	(2,941,365)	(5,160,323)	(28,335,104)	(215,169)
Net change in cash	9,547,218	14,176,385	24,629,865	(67,642,907)
Cash, at beginning of period	246,443,750	248,398,785	231,361,103	330,218,077
Cash, at end of period	$255,990,968	$262,575,170	$255,990,968	$262,575,170

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in the AAA Fund, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital increased 23.6% from $87,468,980 to $108,079,504. This increase was attributable to net income from operations of $11,537,169 coupled with additional sales of 18,251.3933 Redeemable Units of Limited Partnership totaling $21,129,000 and 365.5458 General Partner unit equivalents totaling $440,051, which was partially offset by the redemption of 10,519.8852 Redeemable Units resulting in an outflow of $12,495,696. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in the SB AAA Master Fund LLC is recorded at Fair Value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's third quarter of 2004, the net asset value per Redeemable Unit increased 8.8% from $1,134.19 to $1,233.78 as compared to a decrease of 0.5% in the third quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $10,992,375. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, metals, grains, softs, indices and U.S. and non-U.S. interest rates and were partially offset by losses in energy and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2003 of $174,043. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, grains, indices and U.S. interest rates and were partially offset by losses in energy, softs, livestock, metal and non-U.S. interest rates.

During the nine months ended September 30, 2004, the net asset value per Redeemable Unit increased 12.1% from $1,100.19 to $1,233.78 as compared to a decrease of 4.6% during the nine months ended September 30, 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2004 of $17,291,640. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, livestock, indices and lumber and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2003 of $1,876,270. Losses were primarily attributable to the Partnership's trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies, grains and indices.

The third quarter of 2004 was characterized primarily by profitable trading in the energy markets and continued difficult trading conditions across many of the other financial and commodity markets. Strong trends in crude oil, gas oil and natural gas provided the bulk of the Fund's profits. Throughout the quarter, global events from the Venezuelan election, supply threats in Iran, Iraq and Russia, coupled with the severe hurricane weather in the Caribbean caused the crude market in particular to reach all-time highs. The Fund's advisors participated in these markets both from a trend-following, systematic approach and from a fundamental, discretionary approach.

Detracting from these gains were positions in the currency sector as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over the U.S. and non-U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market driven lower long-term interest rates. Trading nonetheless was profitable in the non-U.S. market but unprofitable in the U.S. market for the quarter. Trading in global stock market indices was unprofitable as the lack of direction caused trends to be initiated and only to be reversed a short time later. Trading in grains was profitable for the period while trading in metals and softs was slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to certain of the Advisors' trading approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets and volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30, 2004 increased by $103,897 and $124,298, respectively as compared to the corresponding periods in 2003. The increase in interest income is primarily due to an increase in net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and nine months ended September 30, 2004 increased by $83,917 and $42,961, respectively, as compared to the corresponding periods in 2003. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2004 increased by $106,678 and $270,616, respectively, as compared to the corresponding periods in 2003. The increase of management fees is due to an increase in net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2004 increased by $30,616 and $88,908, respectively, as compared to the corresponding periods in 2003. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2004 and 2003 resulted in incentive fees of $1,109,973, $0, $2,689,036 and $298,424, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average value during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $108,079,504. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Currencies:
– Exchange Traded Contracts	$1,922,046	1.78%	$2,434,346	$658,832	$1,393,067
– OTC Contracts	3,956	0.00%*	49,076	3,956	26,516
Energy	2,917,765	2.70%	2,956,925	799,005	1,901,507
Grains	165,601	0.16%	203,714	87,593	143,279
Interest Rates U.S.	894,600	0.83%	1,240,600	291,225	1,027,583
Interest Rates Non-U.S.	3,113,875	2.88%	3,261,468	1,212,818	2,140,756
Livestock	105,815	0.10%	278,400	84,300	169,272
Metals
– Exchange Traded Contracts	1,046,000	0.97%	1,240,500	240,500	638,167
– OTC Contracts	256,715	0.24%	324,115	111,050	196,410
Softs	295,019	0.27%	463,048	121,423	338,449
Indices	1,063,399	0.98%	1,629,094	455,852	700,578
Lumber	4,400	0.00%*	4,400	1,100	2,200
Totals	$11,789,191	10.91%

*	Due to rounding

**	Average month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

20

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

A fairness hearing will be held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2004 there were additional sales of 5,187.7737 Redeemable Units of Limited Partnership totaling $6,005,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	981.0274	$1,174.62	N/A	N/A
August 1, 2004 – August 31, 2004	970.4680	$1,170.28	N/A	N/A
September 1, 2004 – September 30, 2004	1,399.1506	$1,233.78	N/A	N/A
Total	3,350.6460	$1,192.89	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2004
By:	/s/ Daniel R. McAuliffe, Jr
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2004