Form 10-K
period 2004-12-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2005-03-16
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

Commission File Number 0-50271

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Ave. – 7th Fl.
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

Yes X        No

Limited Partnership Redeemable Units with an aggregate value of $96,290,669 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2005, 88,204.3086 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural, energy products, precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets. In addition, the Partnership may also enter into swap contracts on energy related products (together with other traded futures and options contracts, the "Commodity Interests"). During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 redeemable units of Limited Partnership Interest ("Redeemable Units") at $1,000 per Redeemable Unit. The Partnership commenced its Commodity Interest trading activities on June 10, 1999. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership privately and continuously offers up to 250,000 Redeemable Units to qualified investors. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2004, 2003 and 2002 are reported in the Statement of Changes in Partners' Capital on page F-11 under "Item 8. Financial Statements and Supplementary Data."

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

Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that was allocated to AAA Capital Management, Inc. ("AAA") for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "AAA Master"). With this cash, the Partnership purchased 5,173.4381 Units of the Master at a fair value of $5,173,438. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy with Swaps Program, to invest together in one trading vehicle. The General Partner is the managing member of the AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of the AAA Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expense to investors as a result of the investment in the AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master Fund L.P. ("Winton Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of the Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forwards positions with a value of $1,795,757. The Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership (collectively, the "Feeder Funds") are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Winton Master are approximately the same and redemption rights are not affected.

The AAA Master's and the Winton Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Both engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of his capital contribution and undistributed profits, if any, from the AAA Master or the Winton Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the AAA Master and the Winton Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At December 31, 2004 and 2003, the Partnership owns 13.7% and 13.1%, respectively, of the AAA Master. At December 31, 2004, the Partnership owns 33.4% of the Winton Master. It is AAA's and Winton's intention to continue to invest the assets allocated to each by the Partnership in the AAA Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the AAA Master and the Winton Master.

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

The General Partner, on behalf of the Partnership, has entered into Management Agreements with Winton Capital Management, Willowbridge Associates Inc., and AAA (collectively, the "Advisors"), each of which are registered commodity trading Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM except AAA, and are not responsible for the organization or operation of the Partnership. Mr. A. Anthony Annunziato is the president of AAA. He and the other four trading principals of AAA are also employees of CGM. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor, except for Winton, which will receive a monthly management fee equal to 1/8 of 1% (1.5% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003 and 2002 are set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2004, was $118,783,824.

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

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

Citigroup Managed Futures LLC. ("CGM") is a New York corporation with its principal place of business at 399 Park Avenue, 7th Floor, New York, New York 10022. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO's allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Worldcom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section

10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2004, was 1,074.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. For the twelve months ended December 31, 2004, there were additional sales of 24,093.3313 Redeemable Units totaling $28,750,000 and contributions by the General Partner representing 365.5458 Unit equivalents totaling $440,051. For the twelve months ended December 31, 2003, there were additional sales of 49,916.3153 Redeemable Units totaling $57,164,000. For the twelve months ended December 31, 2002, there were additional sales of 38,299.1963 Redeemable Units totaling $39,261,000 and contributions by the General Partner representing 281.8846 Unit equivalents totaling $282,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets at December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000
Net realized and unrealized trading gains (losses) and investments in Partnerships net of brokerage commissions (including clearing fees) of $2,178,028, $1,912,993, $1,168,831, $674,125 and $760,546, respectively	$29,415,064	$(3,029,947)	$12,474,085	$1,024,247	$1,773,658
Interest income	693,186	479,341	414,512	434,122	644,558
	$30,108,250	$(2,550,606)	$12,888,597	$1,458,369	$2,418,216
Net income (loss)	$23,775,680	$(5,512,979)	$9,916,700	$355,163	$1,815,569
Increase (decrease) in Net Asset Value per Redeemable Unit	$268.14	$(60.63)	$208.59	$57.30	$149.10
Total assets	$123,302,029	$91,801,583	$63,262,447	$20,993,463	$12,590,859

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly or indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets. The Partnership may also enter into swap transactions relating to the value of crude oil and other energy related products.

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

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

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

The programs traded by each Advisor on behalf of the Partnership are: AAA – Energy With Swaps Program; Willowbridge – Argo and Vulcan Trading Systems; and Winton – Diversified Program. As of December 31, 2004, the Partnership's assets were allocated among the trading Advisors in the following approximate percentages: AAA, 36%, Willowbridge, 32%, and Winton 32%.

AAA Capital Management, Inc.

The portion of the Partnership's assets that are currently allocated to AAA for trading are not invested in commodity interests directly. AAA's allocation of the Partnership's assets is currently invested in AAA Master. AAA trades AAA Master's, and thereby the Partnership's, assets in accordance with its Energy with Swaps Program.

AAA Master currently trades energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. AAA Master also currently engages in swap transactions involving crude oil and other energy related products. References herein to energy and energy related products include all of the foregoing.

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

Effective risk management is a crucial aspect of AAA's trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. AAA Master is AAA's largest account.

Willowbridge Associates, Inc.

Willowbridge trades the Partnership's assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership's assets among one or more of Willowbridge's strategies and may determine subsequent reallocations (if any). Of the Partnership's assets allocated to Willowbridge, 21% is currently traded using the Vulcan Trading System and 79% is currently traded using the Argo Trading System, each of which is described below.

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

Winton Capital Management Limited

The portion of the Partnership's assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton's allocation of the Partnership's assets is currently invested in the Winton Master. Winton trades its Diversified Program on behalf of the Winton Master. The Diversified Program trades approximately 95 futures and forward contracts on United States and non-United States exchanges and markets.

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

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts and interest receivable and (ii) its investments in other partnerships. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

In the first quarter of 2003, AAA Master experienced a cumulative loss of 25%. This resulted in a cumulative loss to the Partnership of 10%. This loss was primarily attributable to extraordinary price activity during the first quarter of 2003 in U.S. natural gas and crude oil markets which led to losses in AAA Master's energy market positions.

In February, AAA Master had a short position in the April natural gas futures contract as a partial offset to an overall long position in delivery months later in the year in the same contract. During the last week of February 2003, natural gas prices rose sharply reflecting relatively high short-term demand in the eastern and mid-continental United States along with a reduced ability of natural gas suppliers to deliver natural gas from storage due to low storage inventories. Volatility in the natural gas markets was exacerbated during that period as the markets became relatively illiquid when many traders stayed out of the market to wait for the volatility to pass. During this period, the April natural gas futures contract experienced an upward increase in price of over 50% in two days and related cash market prices experienced a 300% increase in price. Deferred delivery months in the natural gas futures contract did not experience comparable price increases. The spread between the price of the April contract and those of the deferred months changed suddenly and unexpectedly. Such extreme moves generally happen only in exceptionally rare circumstances and can lead to illiquid market conditions.

In March 2003, volatility struck the crude oil market, and AAA Master again experienced losses as prices for crude oil dropped over $8.00 per barrel, or 21%, in the course of a week. AAA Master's and the Partnership's liquidity was not hindered as a result of these market movements as AAA Master and the Partnership each had adequate cash reserves to absorb market volatility and to meet redemption requests during that period.

The performance for the years ended December 31, 2004 and 2003 is discussed in (c) Results of Operations

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

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership directly, and through its investments in other partnerships, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's Fund's assets is CGM.

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

The Partnership continues to offer Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month. For the year ended December 31, 2004, there were additional sales of 24,093.3313 Redeemable Units totaling $28,750,000 and contributions by the General Partner representing 365.5458 Unit equivalents totaling $440,051. For the year ended December 31, 2003, there were additional sales of 49,916.3153 Redeemable Units totaling $57,164,000. For the year ended December 31, 2002, there were additional sales of 38,299.1963 Redeemable Units totaling $39,261,000 and contributions by the General Partner representing 281.8446 Unit equivalents totaling $282,000.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2004, 17,153.2638 Redeemable Units were redeemed totaling $21,650,887. For the year ended December 31, 2003, 23,954.9557 Redeemable Units were redeemed totaling $26,334,840. For the year ended December 31, 2002, 6,833.7748 Redeemable Units were redeemed totaling $7,340,717.

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

(c)    Results of Operations.

For the year ended December 31, 2004 the Net Asset Value per Redeemable Unit increased 24.4% from $1,100.19 to $1,368.33. For the year ended December 31, 2003 the Net Asset Value per Redeemable Unit decreased 5.2% from $1,160.82 to $1,100.19. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 21.9% from $952.23 to $1,160.82.

The Partnership experienced net trading gains of $31,593,092 before commissions and expenses in 2004. Gains were primarily attributable to the trading of currencies, grains, metals and indices and were partially offset by losses recognized in energy, softs, livestock, U.S. and non-U.S. interest rates.

Trading results for the year 2004 were positive as strong trends and market volatility across most commodity sectors provided profitable trading opportunities for the Partnership's advisors. The results for the year were primarily influenced by two historic trends and one adeptly traded volatile market: the trending markets were declining value of the U.S. dollar and the price of crude oil rising to over $50 a barrel while natural gas prices had wide swings three or four times throughout the year and required astute and agile trading. The Partnership's advisors capitalized on these events with trend-following systematic approaches as well as with discretionary and fundamental strategies.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Rising global economic growth, particularly in Asia, spurred increased demand for agricultural, industrial metals and energy leading to rising prices for copper, aluminum, grains and crude oil. Offsetting profitable trading in these commodity markets were losses in the financial sectors, notably foreign currency trading as the U.S. dollar rallied precipitously from its prolonged down trend. The second quarter was highlighted by several opposing fundamental economic and financial events which reduced the trading opportunities for the Partnership's advisors as profitable trading became more narrowly focused on natural gas and soybeans while other markets, especially crude oil and precious metals contributed to losses.

These forces became further refined in the third quarter as numerous geo-political events provided numerous trading opportunities in the energy complex. Such events included the recall election in Venezuela, hurricane weather in the Caribbean, and supply threats as a result of political turmoil in Russia, Iran, and Iraq. Trading in the foreign currencies and stock indices was unprofitable and mixed in the interest rate markets.

The end of the third quarter and beginning of the fourth quarter saw excellent trading markets particularly again in energy but also in foreign currencies, especially the euro. The resurging price of crude oil and volatile natural gas prices were the primary engines of profitability in October and November. As the year came to a close, the commodity markets exhibited price fatigue and the financial markets reflected lower inflationary expectations. The U.S. dollar began a precipitous slide toward $1.40 to the euro, stock markets gained around the world, and interest rates declined. Although the Partnership was down slightly in December, overall for the fourth quarter the Partnership was up nearly 12% and closed the year up 24%.

The Partnership experienced net trading losses of $1,116,954 before commissions and expenses in 2003. Losses were primarily attributable to the trading of energy, softs, livestock, U.S. and non-U.S. interest rates and were partially offset by gains recognized in currencies, grains, metals, and indices.

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

The Partnership experienced net trading gains of $13,642,916 before commissions and expenses in 2002. Gains were primarily attributable to the trading of currencies, U.S and non-U.S. interest rates, livestock and grains and were partially offset by losses recognized in indices, metals, energy and softs.

It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of AAA Master and the Partnership depends on the Advisors' ability to forecast changes in energy and energy related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisors correctly make such forecasts, the Master and the Partnership expect to increase capital through operations.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts held by AAA Master generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by the Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors. These primarily include factors which affect energy price levels, including supply factors and weather conditions, but could also include the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership's Trading Value at Risk

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $118,783,824.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— Exchange Traded Contracts	$1,602,965	1.35%	$2,483,422	$658,832	$1,316,239
Energy	870,000	0.73%	3,586,630	172,500	1,841,732
Grains	34,200	0.03%	1,266,731	34,200	446,505
Interest rates U.S.	105,700	0.09%	1,478,500	84,000	800,194
Interest rates Non-U.S.	665,058	0.56%	3,926,181	663,464	2,098,350
Livestock	20,800	0.02%	298,100	20,800	160,440
Metals
— Exchange Traded Contracts	453,500	0.38%	1,242,000	190,000	550,746
Softs	449,300	0.38%	697,544	23,000	366,509
Total	$4,201,523	3.54%

*  annual average based on month-end value at risk

As of December 31, 2003, the Partnership's total capitalization was $87,468,980.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— Exchange Traded Contracts	$1,890,015	2.16%	$2,101,070	$444,732	1,317,170
Energy	2,830,950	3.24%	3,186,750	123,600	1,694,688
Grains	708,686	0.81%	1,802,600	189,472	653,127
Interest rates U.S.	995,400	1.14%	1,104,750	54,370	579,512
Interest rates Non-U.S.	2,055,358	2.35%	3,261,061	148,412	1,380,092
Livestock	63,250	0.07%	410,010	23,800	148,311
Metals
— Exchange Traded Contracts	689,900	0.79%	1,137,100	100,500	588,608
— OTC Contracts	522,060	0.60%	1,573,237	33,175	178,064
Softs	244,631	0.28%	937,100	123,581	476,496
Indices	1,356,529	1.55%	1,453,025	95,480	802,232
Lumber	2,800	0.00%**	628,851	1,100	1,621
Total	$11,359,579	12.99%

*   annual average based on month-end value at risk

** Due to rounding

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates.    Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations – e.g., Australia.

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

Stock Indices.    The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2004, the Partnership's primary exposures were in the Financial Times (England) and EUREX stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals.    The Partnership's primary metal market exposure is to fluctuations in the price of gold. Although certain of the Advisors will from time to time trade base metals such as copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold.

Softs.    The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, sugar and coffee accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2004.

Energy.    The Partnership's/Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership subject.

The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation.	F-2
Management's Report on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4 – F-6
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003.	F-7
Condensed Schedules of Investments at December 31, 2004 and 2003.	F-8 – F-9
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.	F-10
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.	F-11
Statements of Cash Flows for the Year Ended December 31, 2004, 2003 and 2002	F-12
Notes to Financial Statements	F-13 – F-19
Selected Unaudited Quarterly Financial Data.	F-20

To the Limited Partners of
Salomon Smith Barney Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ D.R. McAuliffe, Jr.
By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Salomon Smith Barney Orion Futures Fund L.P.
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Management's Report on Internal Control over
Financial Reporting

The management of Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership"), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control system was designed to provide reasonable assurance to the Partnership's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney Orion Futures Fund L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Salomon Smith Barney Orion Futures Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Salomon Smith Barney Orion Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Orion Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Orion Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2005

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Investment in Partnerships, at fair value (Note 5)	$84,542,782	$33,531,892
Cash (restricted $5,271,154 and $13,779,146 in 2004 and 2003, respectively) in commodity futures trading account (Note 3c)	36,084,976	50,594,930
Net unrealized appreciation on open futures positions	2,612,228	5,706,691
Unrealized appreciation on open forward contracts	—	1,928,011
	123,239,986	91,761,524
Interest receivable (Note 3c)	62,043	40,059
	$123,302,029	$91,801,583

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$638,809
Accrued expenses:
Commissions (Note 3c)	162,453	160,866
Management fees (Note 3b)	192,180	142,083
Administrative fees (Note 3a)	52,089	38,612
Incentive fees (Note 3b)	849,874	539,454
Professional fees	120,711	68,739
Other	21,796	8,171
Redemptions payable (Note 6)	3,119,102	2,735,869
	4,518,205	4,332,603
Partners' Capital (Notes 1 and 6):
General Partner, 865.3542 and 499.8084 Unit equivalents outstanding in 2004 and 2003, respectively	1,184,090	549,884
Limited Partners, 85,943.7403 and 79,003.6728 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	117,599,734	86,919,096
	118,783,824	87,468,980
	$123,302,029	$91,801,583

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.84%	$994,089
	Futures contracts sold (0.00)%*	(606)
Total Currencies 0.84%		993,483
Energy 0.61%	Futures contracts sold 0.61%*	724,990
Grains
	Futures contracts purchased 0.00%*	(313)
	Futures contracts sold (0.02)%	(20,275)
Total Grains (0.02)%		(20,588)

Interest Rates U.S. 0.04%	Futures contracts sold 0.04%	44,813

Interest Rates Non-U.S.
	Futures contracts purchased 0.22%	266,606
	Futures contracts sold (0.00)%*	3,001
Total Interest Rates Non-U.S. 0.22%		269,607

Livestock 0.04%	Futures contracts purchased 0.04%	40,990
Metals (0.01)%	Futures contracts purchased (0.01)%	(7,003)

Softs
	Futures contracts purchased 0.50%	597,196
	Futures contracts sold (0.02)%	(31,260)
Total Softs 0.48%		565,936
Investment in Partnerships
	SB AAA Master Fund LLC 38.91%	46,220,533
	CMF Winton Master Fund LP 32.26%	38,322,249
Total Investment in Partnerships 71.17%		84,542,782
Total Fair Value 73.37%		$87,155,010

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$121,341	0.14%
United Kingdom	148,266	0.17%
United States	86,885,403	99.69%
	$87,155,010	100.00%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Futures contracts sold (0.04)%	$(34,802)
	Futures contracts purchased 3.12%	2,726,064
Total Currencies 3.08%		2,691,262
Energy (0.05)%	Futures contracts purchased (0.05)%	(47,000)
Grains
	Futures contracts sold (0.12)%	(107,275)
	Futures contracts purchased 1.70%	1,487,795
Total Grains 1.58%		1,380,520
Interest Rates U.S. (0.15)%	Futures contracts purchased (0.15)%	(129,958)
Interest Rates Non-U.S.
	Futures contracts sold (0.00)%*	(343)
	Futures contracts purchased 0.70%	617,411
Total Interest Rates Non-U.S. 0.70%		617,068

Lumber 0.01%	Futures contracts purchased 0.01%	6,402

Livestock
	Futures contracts sold 0.01%	5,570
	Futures contracts purchased (0.03)%	(25,410)
Total Livestock (0.02)%		(19,840)
Metals
	Futures contracts sold (0.00)%*	(3,655)
	Futures contracts purchased 0.96%	842,863
	Total futures contracts 0.96%	839,208
	Unrealized depreciation on forward contracts (0.73)%	(638,809)
	Unrealized appreciation on forward contracts 2.20%	1,928,011
	Total forward contracts 1.47%	1,289,202
Total Metals 2.43%		2,128,410
Softs
	Futures contracts sold 0.06%	56,990
	Futures contracts purchased (0.18)%	(159,535)
Total Softs (0.12)%		(102,545)
Indices 0.54%	Futures contracts purchased 0.54%	471,574
Investment in Partnership 38.33%	SB AAA Master Fund LLC 38.33%	33,531,892
Total Fair Value 46.33%		$40,527,785

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$141,159	0.35%
Canada	83,342	0.21
France	30,769	0.08
Germany	309,378	0.76
Hong Kong	7,903	0.02
Italy	(20,955)	(0.05)
Japan	44,926	0.11
Spain	22,028	0.05
United Kingdom	1,802,208	4.45
United States	38,107,027	94.02
	$40,527,785	100.00%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$13,215,866	$4,167,650	$3,569,924
Change in unrealized gains (losses) on open positions and investments in Partnerships	18,377,226	(5,284,604)	10,072,992
	31,593,092	(1,116,954)	13,642,916
Interest income (Note 3c)	693,186	479,341	414,512
	32,286,278	(637,613)	14,057,428
Expenses:
Brokerage commissions including clearing fees of $383,817, $374,550 and $262,071, respectively (Note 3c)	2,178,028	1,912,993	1,168,831
Management fees (Note 3b)	1,992,944	1,547,397	864,165
Administrative fees (Note 3a)	539,668	402,664	216,041
Incentive fees (Note 3b)	3,538,910	837,878	2,447,070
Professional fees	240,111	155,297	134,166
Other expenses	20,937	19,137	30,455
	8,510,598	4,875,366	4,860,728
Net income (loss)	$23,775,680	$(5,512,979)	$9,196,700
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$268.14	$(60.63)	$208.59

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$20,546,264	$207,552	$20,753,816
Net income	9,106,064	90,636	9,196,700
Sale of 38,299.1963 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 281.8446 Unit equivalents	39,261,000	282,000	39,543,000
Redemption of 6,833.7748 Redeemable Units of Limited Partnership Interest	(7,340,717)	—	(7,340,717)
Partners' capital at December 31, 2002	61,572,611	580,188	62,152,799
Net loss	(5,482,675)	(30,304)	(5,512,979)
Sale of 49,916.3153 Redeemable Units of Limited Partnership Interest	57,164,000	—	57,164,000
Redemption of 23,954.9557 Redeemable Units of Limited Partnership Interest	(26,334,840)	—	(26,334,840)
Partners' capital at December 31, 2003	86,919,096	549,884	87,468,980
Net income	23,581,525	194,155	23,775,680
Sale of 24,093.3313 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 365.5458 Unit equivalents	28,750,000	440,051	29,190,051
Redemption of 17,153.2638 Redeemable Units of Limited Partnership Interest	(21,650,887)	—	(21,650,887)
Partners' capital at December 31, 2004	$117,599,734	$1,184,090	$118,783,824
Net asset value per Redeemable Unit:

2002:	$1,160.82
2003:	$1,100.19
2004:	$1,368.33

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$23,775,680	$(5,512,979)	$9,196,700
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	8,507,992	(5,121,754)	(5,727,071)
(Increase) decrease in investment in Partnerships, at fair value	(51,010,890)	(8,059,906)	(17,092,992)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	3,094,463	(649,474)	(4,061,313)
(Increase) decrease in unrealized appreciation on open forward contracts	1,928,011	(1,928,011)	—
(Increase) decrease in interest receivable	(21,984)	(4,122)	(5,870)

Increase (decrease) in unrealized depreciation on open forward contracts	(638,809)	638,809	—
Accrued expenses:
Increase (decrease) in commissions	1,587	45,665	48,702
Increase (decrease) in management fees	50,097	34,970	71,646
Increase (decrease) in administrative fees	13,477	11,834	17,911
Increase (decrease) in incentive fees	310,420	266,497	191,518
Increase (decrease) in professional fees	51,972	(12,526)	37,183
Increase (decrease) in other	13,625	440	4,438
Increase (decrease) in redemptions payable	383,233	2,237,266	498,603
Net cash provided by (used in) operating activities	(13,541,126)	(18,053,291)	(16,820,545)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	28,750,000	57,164,000	39,261,000
Proceeds from additions — General Partner	440,051	—	282,000
Payments for redemptions — Limited Partners	(21,650,887)	(26,334,840)	(7,340,717)
Net cash provided by (used in) financing activities	7,539,164	30,829,160	32,202,283
Net change in cash	(6,001,962)	12,775,869	15,381,738
Unrestricted cash, at beginning of year	36,815,784	24,039,915	8,658,177
Unrestricted cash, at end of year	$30,813,822	$36,815,784	$24,039,915

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

Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership privately offers up to 250,000 Redeemable Units to qualified investors. The Partnership continues to offer Redeemable Units.

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

2.	Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership's investments in other partnerships reflects the Partnership's proportional interest in the other partnerships.

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

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

The General Partner, on behalf of the Partnership, has entered into Management Agreements with Winton Capital Management ("Winton"), Willowbridge Associates Inc., and AAA Capital Management ("AAA") (collectively, the "Advisors"), each of which are registered commodity trading advisors. Beacon Management Corporation was terminated as an advisor to the Partnership on April 30, 2003 and Winton Capital Management was added on the same date. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM except AAA, and are not responsible for the organization or operation of the Partnership. Mr. A. Anthony Annunziato is the president of AAA. He and the other four trading principals of AAA are also employees of CGM. The Partnership will pay each Advisor (except for Winton which is paid 1.5% of month-end Net Assets) a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forwards transactions and $9 per half turn for options. The brokerage fee is inclusive of applicable floor brokerage. In addition, the Partnership will pay CGM National Futures Association fees, as well as exchange,

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

clearing, user and give-up fees. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Substantially all of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $5,271,154 and $13,779,146, respectively. CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of the commodity interests held by the Partnership during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $4,419,977 and $4,553,850, respectively.

5.	Investment in Partnerships:

Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that was allocated to AAA for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company (the "AAA Master"). With this cash, the Partnership purchased 5,173.4381 Units of the Master at a fair value of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy with Swaps Program, to invest together in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expense to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master Fund L.P. ("Winton Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership (collectively, the "Feeder Funds") are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

AAA Master's and Winton Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Both engage in such trading through commodity brokerage accounts maintained with CGM.

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from AAA Master or Winton Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level as discussed in Note 3.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by AAA Master and Winton Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At December 31, 2004 and 2003, the Partnership owns 13.7% and 13.1%, respectively, of AAA Master. At December 31, 2004, the Partnership owns 33.4% of Winton Master. It is AAA's and Winton's intention to continue to invest the assets allocated to each by the Partnership in AAA Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master and Winton Master.

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

Summarized information reflecting the Partnership's investments in, and the operations of, the AAA Master and the Winton Master are as shown in the following table.

Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2004
SB AAA Master Fund LLC	38.91%	$46,220,533	$19,632,229	$1,431,471	$35,065	$18,165,693	Energy Markets	Monthly
CMF Winton Master Fund LLC	32.26%	38,322,249	2,863,003	59,557	4,005	2,799,441	Commodity Portfolio	Monthly
Total		$84,542,782	$22,495,232	$1,491,028	$39,070	$20,965,134
For the year ended December 31, 2003
SB AAA Master Fund LLC	38.33%	$33,531,892	$(5,598,438)	$1,580,770	$44,072	$(7,223,280)	Energy Markets	Monthly

6.	Distributions and Redemptions:

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

7.	Net Asset Value Per Unit:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains (losses)*	$332.84	$(27.22)	$283.72
Interest income	7.93	11.42	16.93
Expenses**	(72.63)	(44.83)	(92.06)
Increase (decrease) for year	268.14	(60.63)	208.59
Net asset value per Unit, beginning of year	1,100.19	1,160.82	952.23
Net asset value per Redeemable Unit, end of year	$1,368.33	$1,100.19	$1,160.82

*	Includes Partnership brokerage commissions and brokerage commissions allocated from Master.

**	Excludes Partnership brokerage commissions and brokerage commissions allocated from Master.

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

	2004	2003	2002
Ratios to average net assets:
Net investment loss before incentive fees***	(4.1)%	(4.6)%	(4.9)%
Operating expenses	4.8%	5.2%	6.0%
Incentive fees	3.4%	1.1%	6.0%
Total expenses	8.2%	6.3%	12.0%
Total return:
Total return before incentive fees	28.1%	(4.3)%	26.7%
Incentive fees	(3.7)%	(0.9)%	(4.8)%
Total return after incentive fees	24.4%	(5.2)%	21.9%

***	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners' share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because a significant counterparty or broker with respect to the Partnership's assets is CGM.

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

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and December 31, 2003 is summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	13,941,288	10,629,017	(8,408,857)	13,946,802

Net Income (loss)	12,238,511	8,816,656	(9,030,686)	11,751,199

Increase (decrease) in Net Asset Value per Unit	$134.55	$99.58	$(106.08)	$140.09

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$531,678	$(209,295)	$3,496,086	$(6,369,075)

Net Income (loss)	$(620,450)	$(727,910)	$2,992,395	$(7,157,014)

Increase (decrease) in Net Asset Value per Unit	$(7.00)	$(5.93)	$42.77	$(90.47)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

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

Management's report on internal control over financial reporting and KPMG LLP's related opinion are included in the Partnership's annual financial statements under "Item 8. Financial Statements and Supplementary Data."

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors, AAA Capital Management, Inc. Willowbridge Associates Inc. and Winton Capital Management.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2004, CGM earned $2,178,028 in brokerage commissions and clearing fees from the Partnership. The Advisors earned $1,992,944 in management fees during 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2005, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	Arthur S. Demoss Foundation Fixed Income – Private Mr. Larry R. Nelson 777 South Flager Drive West Tower West Palm Beach, FL 33401	4,582.7770 Redeemable Units	5.1%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnerships affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 865.3542 Units of Limited Partnership Interest (0.6%) as of December 31, 2004.

Principals who own Redeemable Units of the Partnership:
David J. Vogel                         17.9921 Redeemable Units

(c)    Changes in control. None.

Item 13.    Certain Relationships and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2004            $44,560

2003            $16,571

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004            $5,136

2003            $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements: Statements of Financial Condition at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements

(2)	Exhibits:

3.1 – Certificate of Limited Partnership (filed as Exhibit 3.1 to the Partnership Form 10) (previously filed).

3.2 – Certificate of Amendment to the Certificate of Limited Partnership (filed as Exhibit 3.2 to the Partnership Form10) (previously filed).

3.3 – Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to the Partnership Form 10) (previously filed).

10.1 – Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and AAA Capital Management, Inc. (filed as Exhibit 10.1 to the Partnership Form 10) (previously filed).

10.2 – Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Beacon Management Corporation (filed as Exhibit 10.2 to the Partnership Form 10) (previously filed).

10.3 – Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10.3 to the Partnership Form 10) (previously filed).

10.4 – Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (the predecessor to CGM) (filed as Exhibit 10.4 to the Partnership Form 10) (previously filed).

10.5 – Amended and Restated Agency Agreement between the Partnership and Salomon Smith Barney Inc. (the predecessor to CGM) (filed as Exhibit 10.5 to the Partnership Form 10) (previously filed).

10.6 – Form of Subscription Agreement (filed as Exhibit 10.6 to the Partnership Form 10) (previously filed).

10.7 – Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and AAA Capital Management, Inc. (filed as Exhibit 10.7 to the Partnership Form 10) (previously filed).

10.8 – Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Beacon Management Corporation (filed as Exhibit 10.8 to the Partnership Form 10) (previously filed).

10.9 – Amendment to the Management Agreement among the Partnership, the General Partner, SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10.9 to the Partnership Form 10) (previously filed).

10.10 – Letter from General Partner to AAA Capital Management, Inc. extending Management Agreement for 2000 (filed as Exhibit 10.10 to the Partnership Form 10) (previously filed).

10.11 – Letter from General Partner to Beacon Management Corporation extending Management Agreement for 2000 (filed as Exhibit 10.11 to the Partnership Form 10) (previously filed).

10.12 – Letter from General Partner to AAA Capital Management, Inc. extending Management Agreement for 2001 (filed as Exhibit 10.12 to the Partnership Form 10) (previously filed).

10.13 – Letter from General Partner to Beacon Management Corporation extending Management Agreement for 2001 (filed as Exhibit 10.13 to the Partnership Form 10) (previously filed).

10.14 – Letter from General Partner to Willowbridge Associates, Inc. extending Management Agreement for 2001 (filed as Exhibit 10.14 to the Partnership Form 10) (previously filed).

10.15 – Letter from General Partner to AAA Capital Management, Inc. extending Management Agreement for 2002 (filed as Exhibit 10.15 to the Partnership Form 10) (previously filed).

10.16 – Letter from General Partner to Beacon Management Corporation extending Management Agreement for 2002 (filed as Exhibit 10.16 to the Partnership Form 10) (previously filed).

10.17 – Letter from General Partner to Willowbridge Associates, Inc. extending Management Agreement for 2002 (filed as Exhibit 10.17 to the Partnership Form 10) (previously filed).

10.18 – Letters from the General Partner to Willowbridge Associates, Inc., and AAA Capital Management, Inc. extending the Management Agreement for 2003 (previously filed).

10.19 – Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.20 – Letter from the General Partner to Beacon Management Corporation terminating the Management Agreement (previously filed).

10.21 – Letters from the General Partner to Willowbridge Associates, Inc., AAA Capital Management Inc. and Winton Capital Management Limited extending the Management Agreement for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 – Section 1350 Certification (Certification of President and Director).

32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

(b) Report on Form 8-K: None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2005.

Salomon Smith Barney Orion Futures Fund L.P.

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
Director, Principal Executive	Director
Officer and President
/s/ Maureen O'Toole	/s/ Steve J. Keltz
Maureen O'Toole	Steve J. Keltz
Director	Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director