Form 10-Q
period 2005-03-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2005-05-10
CIK 1227265

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II - Other Information		19

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$98,065,861	$84,542,782
Equity in commodity futures trading account:
Cash (restricted $10,375,504 and $5,271,154 in 2005 and 2004, respectively) in commodity futures trading account	36,684,247	36,084,976
Net unrealized appreciation on open futures positions	3,785,005	2,612,228
	138,535,113	123,239,986
Interest receivable	88,385	62,043
	$138,623,498	$123,302,029

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$204,416	$162,453
Management fees	216,180	192,180
Administrative fees	58,698	52,089
Incentive fees	3,025,349	849,874
Other	194,007	142,507
Redemptions payable	807,756	3,119,102
	4,506,406	4,518,205

Partners' Capital:
General Partner, 865.3542 Unit equivalents outstanding in 2005 and 2004	1,288,988	1,184,090
Limited Partners, 89,173.0412 and 85,943.7403 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	132,828,104	117,599,734
	134,117,092	118,783,824
	$138,623,498	$123,302,029

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.10)%	$(130,900)
	Futures contracts sold 0.37%	491,937
Total Currencies 0.27%		361,037
Energy 1.66%	Futures contracts purchased 1.66%	2,232,627
Grains 0.51%	Futures contracts purchased 0.51%	679,864
Interest Rates U.S. 0.22%	Futures contracts sold 0.22%	294,093
Interest Rates Non-U.S.
	Futures contracts purchased 0.02%	27,676
	Futures contracts sold (0.44)%	(589,289)
Total Interest Rates Non-U.S. (0.42)%		(561,613)
Livestock (0.00)%*	Futures contracts purchased (0.00)%*	(3,770)
Metals
	Futures contracts purchased 0.14%	187,213
	Futures contracts sold (0.01)%	(16,500)
Total Metals 0.13%		170,713
Softs
	Futures contracts purchased 0.46%	620,275
	Futures contracts sold (0.01)%	(8,221)
Total Softs 0.45%		612,054
Investment in Partnerships
	SB AAA Master Fund LLC 40.34%	54,108,428
	CMF Winton Master Fund LP 32.78%	43,957,433
Total Investment in Partnerships 73.12%		98,065,861
Total Fair Value 75.94%		$101,850,866

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$(429,227)	(0.42)%
United Kingdom	(132,386)	(0.13)
United States	102,412,479	100.55
	$101,850,866	100.00%

Percentages are based on Partners' Capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies	Futures contracts purchased 0.84%	$994,089
	Futures contracts sold (0.00)%*	(606)
Total Currencies 0.84%		993,483
Energy 0.61%	Futures contracts sold 0.61%	724,990
Grains
	Futures contracts purchased 0.00%	(313)
	Futures contracts sold (0.02)%	(20,275)
Total Grains (0.02)%		(20,588)
Interest Rates U.S. 0.04%	Futures contracts sold 0.04%	44,813
Interest Rates Non-U.S.
	Futures contracts purchased 0.22%	266,606
	Futures contracts sold (0.00)%*	3,001
Total Interest Rates Non-U.S. 0.22%		269,607
Livestock 0.04%	Futures contracts purchased 0.04%	40,990
Metals (0.01)%	Futures contracts purchased (0.01)%	(7,003)
Softs
	Futures contracts purchased 0.50%	597,196
	Futures contracts sold (0.02)%	(31,260)
Total Softs 0.48%		565,936
Investment in Partnerships
	SB AAA Master Fund LLC 38.91%	46,220,533
	CMF Winton Master Fund LP 32.26%	38,322,249
Total Investment in Partnerships 71.17%		84,542,782
Total Fair Value 73.37%		$87,155,010

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$121,341	0.14%
United Kingdom	148,266	0.17%
United States	86,855,403	99.69%
	$87,155,010	100.00%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(2,528,116)	$10,331,814
Change in unrealized gains (losses) on open positions and investment in Partnerships	17,767,175	4,061,476
	15,239,059	14,393,290
Interest income	218,030	144,011
	15,457,089	14,537,301
Expenses:
Brokerage commissions including clearing fees of $25,393 and $72,360, respectively	675,670	590,499
Management fees	582,598	461,474
Administrative fees	158,338	125,844
Incentive fees	3,025,348	1,579,063
Other expenses	51,500	29,222
	4,493,454	2,786,102
Net income	10,963,635	11,751,199
Additions — Limited Partner	7,491,000	8,517,000
— General Partner	—	280,051
Redemptions	(3,121,367)	(5,697,212)
Net increase in Partners' capital	15,333,268	14,851,038
Partners' capital, beginning of period	118,783,824	87,468,980
Partners' capital, end of period	$134,117,092	$102,320,018
Net asset value per Redeemable Unit (90,038.3954 and 82,497.1912 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$1,489.55	$1,240.28
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$121.22	$140.09

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net Income (loss)	$10,963,635	$11,751,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Partnerships, at fair value	(13,523,079)	(2,822,477)
(Increase) decrease in restricted cash	(5,104,350)	(377,390)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(1,172,777)	(2,058,831)
(Increase) decrease in unrealized appreciation on open forward contracts	—	1,506,571
(Increase) decrease in interest receivable	(26,342)	(15,657)

Increase (decrease) in unrealized depreciation on open forward contracts	—	(498,309)
Accrued expenses:
Increase (decrease) in commissions	41,963	34,002
Increase (decrease) in management fees	24,000	23,250
Increase (decrease) in administrative fees	6,609	6,449
Increase (decrease) in incentive fees	2,175,475	1,039,609
Increase (decrease) in other	51,500	25,722
Increase (decrease) in redemptions payable	(2,311,346)	(443,647)
Net cash provided by (used in) operating activities	(8,874,712)	8,170,491
Cash flows from financing activities:
Proceeds from additions — Limited Partners	7,491,000	8,797,051
Payments for redemptions — Limited Partners	(3,121,367)	(5,697,212)
Net cash provided by (used in) financing activities	4,369,633	3,099,839
Net change in cash	(4,505,079)	11,270,330
Unrestricted cash, at beginning of year	30,813,822	36,815,784
Unrestricted cash, at end of year	$26,308,743	$48,086,114

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management Limited and AAA Capital Management, Inc. ("AAA"), (collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains*	$161.17	$164.55
Interest income	2.43	1.71
Expenses**	(42.38)	(26.17)
Increase for the period	121.22	140.09
Net Asset Value per Redeemable Unit, beginning of period	1,368.33	1,100.19
Net Asset Value per Redeemable Unit, end of period	$1,489.55	$1,240.28

*	Includes Partnership brokerage commissions and brokerage commissions allocated from Master.

**	Excludes brokerage commissions and brokerage commissions allocated from Master.

Ratios to average net assets:***
Net investment loss before incentive fees****	(4.1)%	(4.5)%
Operating expense	4.8%	5.1%
Incentive fees	2.5%	1.7%
Total expenses	7.3%	6.8%
Total return:
Total return before incentive fees	11.3%	14.5%
Incentive fees	(2.4)%	(1.8)%
Total return after incentive fees	8.9%	12.7%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

The Customer Agreement between the Partnership and CGM give the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2005 and December 31,

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2004, based on a monthly calculation, were $2,467,110 and $4,419,977, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2005 and December 31, 2004 were $3,785,005 and $2,612,228, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that was allocated to AAA for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company ("AAA Master"). With this cash, the Partnership purchased 5,173.4381 Units of AAA Master at a fair value of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy with Swaps Program, to invest together in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master Fund L.P. ("Winton Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

AAA Master's and Winton Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the Managing Member/General Partner. The Managing Member/General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by AAA Master and Winton Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds.

At March 31, 2005 and December 31, 2004 the Partnership owns 11.3% and 13.7%, respectively of AAA Master. At March 31, 2005 and December 31, 2004 the Partnership owns 29.1% and 33.4%,

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

respectively of Winton Master. It is AAA's and Winton's intention to continue to invest the assets allocated to each by the Partnership in AAA Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master and Winton Master.

Summarized information reflecting the Partnership's investments in, and the operations of, the AAA Master and the Winton Master are as shown in the following table.

	March 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
AAA Master	40.34%	$54,108,428	$13,959,559	$336,449	$6,260	$13,616,850	Energy Markets	Monthly
Winton Master	32.78%	43,957,433	3,051,930	69,164	5,220	2,977,546	Commodity Portfolio	Monthly
Total		$98,065,861	$17,011,489	$405,613	$11,480	$16,594,396

Investment	December 31, 2004		For the three months ended March 31, 2004
	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
AAA Master	38.91%	$46,220,533	$3,338,301	$325,780	$1,613	$3,010,908	Energy Markets	Monthly
Winton Master	32.26%	38,322,249	—	—	—	—	Commodity Portfolio	Monthly
Total		$84,542,782	$3,338,301	$325,780	$1,613	$3,010,908

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
March 31, 2005
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital increased 12.9% from $118,783,824 to $134,117,092. This increase was attributable to net income from operations of $10,963,635 coupled with additional sales of 5,479.1530 Redeemable Units of Limited Partnership totaling $7,491,000, which was partially offset by the redemption of 2,249.8521 Redeemable Units resulting in an outflow of $3,121,367. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in AAA Master and Winton Master are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's first quarter of 2005, the net asset value per Redeemable Unit increased 8.9% from $1,368.33 to $1,489.55 as compared to an increase of 12.7% in the first quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2005 of $15,239,059. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, U.S. interest rates, softs and indices and were partially offset by losses in currencies, non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $14,393,290. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, energy, livestock, metals, grains, indices and U.S. and non-U.S. interest rates and were partially offset by losses in softs.

Results for the first quarter were highlighted by rising energy prices, volatile financial markets and relatively trend-less agricultural and metals markets.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas that had produced profits through much of the last third of 2004, initially weakened against advisors' positions, then later regained strength. The net for the quarter was substantial profits in energy trading which absorbed net losses from other sectors.

Foreign currency trading was the weakest for the quarter. The U.S. dollar, which had generated profits consistently in 2004, began to reverse its recent long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued through much of the quarter as the markets produced no identifiable direction. Trading in the Euro, British pound and Swiss franc chopped advisors' positions in both directions resulting in the greatest losses. Trading in interest rate contracts was mixed while stock indices showed strength in February sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with the net effect being slightly positive for the quarter.

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

Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended March 31, 2005 increased by $74,019 as compared to the corresponding period in 2004. The increase in interest income is primarily due to higher interest rates in the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three months ended March 31, 2005 increased by $85,171, as compared to the corresponding period in 2004. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2005 increased by $121,124, as compared to the corresponding period in 2004. The increase of management fees is due to an increase in net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2005 increased by $32,494, as compared to the corresponding period in 2004. The increase in administrative fees is due to higher net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2005 and 2004 resulted in incentive fees of $3,025,348 and $1,579,063, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average value during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $134,117,092. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$562,233	0.42%	$1,331,865	$351,156	$708,693
Energy	3,612,000	2.69%	3,649,000	62,400	1,897,633
Grains	843,100	0.63%	1,036,350	24,750	549,825
Interest Rates U.S.	629,000	0.47%	729,000	94,500	380,633
Interest Rates Non-U.S.	818,941	0.61%	1,160,322	106,326	623,230
Livestock	13,650	0.01%	159,400	13,650	51,967
Metals
– Exchange Traded Contracts	527,500	0.40%	715,000	37,500	417,500
Softs	862,000	0.64%	930,500	90,000	608,167
Totals	$7,868,424	5.87%

*	Average month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2005 there were additional sales of 5,479.1530 Redeemable Units of Limited Partnership totaling $7,491,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 − January 31, 2005	1,069.6851	$1,332.93	N/A	N/A
February 1, 2005 − February 28, 2005	637.8852	$1,391.78	N/A	N/A
March 1, 2005 − March 31, 2005	542.2818	$1,489.55	N/A	N/A
Total	2,249.8521	$1,404.75	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 10, 2005
By:	/s/ Daniel R. McAuliffe, Jr
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 10, 2005