Form 10-Q
period 2005-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2005-08-09
CIK 1227265

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 16
Item 4.	Controls and Procedures	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$103,359,071	$84,542,782
Equity in commodity futures trading account:
Cash (restricted $11,857,398 and $5,271,154 in 2005 and 2004, respectively) in commodity futures trading account	41,141,869	36,084,976
Net unrealized appreciation on open futures positions	4,143,383	2,612,228
	148,644,323	123,239,986
Interest receivable	107,037	62,043
	$148,751,360	$123,302,029

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$344,619	$162,453
Management fees	223,492	192,180
Administrative fees	60,927	52,089
Incentive fees	2,304,369	849,874
Other	151,591	142,507
Redemptions payable	2,616,653	3,119,102
	5,701,651	4,518,205

Partners' Capital:
General Partner, 865.3542 Unit equivalents outstanding in 2005 and 2004	1,306,391	1,184,090
Limited Partners, 93,890.7288 and 85,943.7403 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	141,743,318	117,599,734
	143,049,709	118,783,824
	$148,751,360	$123,302,029

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.34)%	$(481,943)
	Futures contracts sold 2.38%	3,407,700
Total Currencies 2.04%		2,925,757
Energy
	Futures contracts purchased (0.51)%	(733,369)
	Futures contracts sold 0.00%*	475
Total Energy (0.51)%		(732,894)
Grains (0.46)%	Futures contracts purchased (0.46)%	(658,213)
Interest Rates U.S. 0.60%	Futures contracts purchased 0.60%	863,949
Interest Rates Non-U.S. 1.47%	Futures contracts purchased 1.47%	2,101,574
Livestock 0.10%	Futures contracts sold 0.10%	141,440
Metals (0.33)%	Futures contracts purchased (0.33)%	(468,445)
Softs
	Futures contracts purchased (0.01)%	(15,345)
	Futures contracts sold (0.01)%	(14,440)
Total Softs (0.02)%		(29,785)
Investment in Partnership
	SB AAA Master Fund LLC 37.71%	53,935,968
	CMF Winton Master Fund LP 34.55%	49,423,103
Total Investment in Partnerships 72.26%		103,359,071
Total Fair Value 75.15%		$107,502,454

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Germany	$637,942	0.59%
Japan	161,087	0.15
United Kingdom	1,302,546	1.21
United States	105,400,879	98.05
	$107,502,454	100.00%

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

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(7,621,348)	$(1,616,695)	$(10,149,464)	$8,715,119
Change in unrealized gains (losses) on open positions and investment in Partnerships	13,664,176	(6,475,883)	31,431,351	(2,414,407)
	6,042,828	(8,092,578)	21,281,887	6,300,712
Interest income	278,841	143,932	496,871	287,943
	6,321,669	(7,948,646)	21,778,758	6,588,655
Expenses:
Brokerage commissions including clearing fees of $46,869, $48,478, $72,262 and $98,185, respectively	1,009,021	460,211	1,684,691	1,050,710
Management fees	636,931	455,022	1,219,529	916,496
Administrative fees	173,723	123,232	332,061	249,076
Incentive fees	2,304,369	—	5,329,717	1,579,063
Other expenses	59,929	43,575	111,429	72,797
	4,183,973	1,082,040	8,677,427	3,868,142
Net income (loss)	2,137,696	(9,030,686)	13,101,331	2,720,513
Additions — Limited Partner	12,973,000	6,607,000	20,464,000	15,124,000
— General Partner	—	160,000	—	440,051
Redemptions	(6,178,079)	(2,784,187)	(9,299,446)	(8,481,399)
Net increase (decrease) in Partners' capital	8,932,617	(5,047,873)	24,265,885	9,803,165
Partners' capital, beginning of period	134,117,092	102,320,018	118,783,824	87,468,980
Partners' capital, end of period	$143,049,709	$97,272,145	$143,049,709	$97,272,145
Net asset value per Redeemable Unit (94,756.0830 and 85,763.4074 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$1,509.66	$1,134.19	$1,509.66	$1,134.19
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$20.11	$(106.09)	$141.33	$34.00

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,137,696	$(9,030,686)	$13,101,331	$2,720,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Partnerships, at fair value	(5,293,210)	(3,241,399)	(18,816,289)	(6,063,876)
(Increase) decrease in restricted cash	(1,481,894)	5,190,430	(6,586,244)	4,813,040
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(358,378)	7,558,443	(1,531,155)	5,499,612
(Increase) decrease in unrealized appreciation on open forward contracts	—	371,956	—	1,878,527
(Increase) decrease in interest receivable	(18,652)	4,895	(44,994)	(10,762)
Increase (decrease) in unrealized depreciation on open forward contracts	—	73,937	—	(424,372)
Accrued expenses:
Increase (decrease) in commissions	140,203	(98,496)	182,166	(64,494)
Increase (decrease) in management fees	7,312	(16,341)	31,312	6,909
Increase (decrease) in administrative fees	2,229	(4,763)	8,838	1,686
Increase (decrease) in incentive fees	(720,980)	(1,579,063)	1,454,495	(539,454)
Increase (decrease) in other	(42,416)	(54,348)	9,084	(28,626)
Net cash provided by (used in) operating activities	(5,628,090)	(825,435)	(12,191,456)	7,788,703
Cash flows from financing activities:
Proceeds from additions — Limited Partners	12,973,000	6,607,000	20,464,000	15,124,000
Proceeds from additions — General Partner	—	160,000	—	440,051
Payments for redemptions — Limited Partners	(4,369,182)	(4,212,767)	(9,801,895)	(10,353,626)
Net cash provided by (used in) financing activities	8,603,818	2,554,233	10,662,105	5,210,425
Net change in cash	2,975,728	1,728,798	(1,529,351)	12,999,128
Unrestricted cash, at beginning of year	26,308,743	48,086,114	30,813,822	36,815,784
Unrestricted cash, at end of year	$29,284,471	$49,814,912	$29,284,471	$49,814,912

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management Limited and AAA Capital Management, Inc. ("AAA"), (collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$50.51	$(100.53)	$211.68	$64.02
Interest Income	2.94	1.68	5.37	3.39
Expenses**	(33.34)	(7.24)	(75.72)	(33.41)
Increase (decrease) for the period	20.11	(106.09)	141.33	34.00
Net Asset Value per Redeemable Unit, beginning of period	1,489.55	1,240.28	1,368.33	1,100.19
Net Asset Value per Redeemable Unit, end of period	$1,509.66	$1,134.19	$1,509.66	$1,134.19

*	Includes Partnership brokerage commissions.

**	Excludes brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(4.7)%	(3.8)%	(4.5)%	(4.2)%
Operating expense	5.6%	4.4%	5.2%	4.8%
Incentive fees	1.7%	—	4.1%	1.6%
Total expenses	7.3%	4.4%	9.3%	6.4%
Total return:
Total return before incentive fees	3.0%	(8.6)%	14.4%	4.9%
Incentive fees	(1.6)%	—%	(4.1)%	(1.8)%
Total return after incentive fees	1.4%	(8.6)%	10.3%	3.1%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $3,445,677 and $4,419,977, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2005 and December 31, 2004 were $4,143,383 and $2,612,228, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

At June 30, 2005 and December 31, 2004 the Partnership owns 9.4% and 13.7%, respectively of AAA Master. At June 30, 2005 and December 31, 2004 the Partnership owns 29.8% and 33.4%, respectively of

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

Winton Master. It is AAA's and Winton's intention to continue to invest the assets allocated to each by the Partnership in AAA Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master and Winton Master.

Summarized information reflecting the Partnership's investments in, and the operations of, the AAA Master and the Winton Master are as shown in the following table.

	June 30, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
AAA Master	37.71%	$53,935,968	10,442,939	303,541	6,578	10,132,820	Energy Markets	Monthly
Winton Master	34.55%	49,423,103	3,246,638	68,468	5,191	3,172,979	Commodity Portfolio	Monthly
Total		$103,359,071	$13,689,577	$372,009	$11,769	$13,305,799

Investment	June 30, 2005		For the six months ended June 30, 2005
	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
AAA Master	37.71%	$53,935,968	24,402,497	639,990	12,837	23,749,670	Energy Markets	Monthly
Winton Master	34.55%	49,423,103	6,298,568	137,632	10,411	6,150,525	Commodity Portfolio	Monthly
Total		$103,359,071	$30,701,065	$777,622	$23,248	$29,900,195

Investment	December 31, 2004		For the three months ended June 30, 2004
	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
AAA Master	38.91%	$46,220,533	1,842,896	312,145	2,300	1,528,451	Energy Markets	Monthly
Winton Master	32.26%	38,322,249	—	—	—	—	Commodity Portfolio	Monthly
Total		$84,542,782	$1,842,896	$312,145	$2,300	$1,528,451

Investment	December 31, 2004		For the six months ended June 30, 2004
	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
AAA Master	38.91%	$46,220,533	5,181,197	637,925	3,913	4,539,359	Energy Markets	Monthly
Winton Master	32.26%	38,322,249	—	—	—	—	Commodity Portfolio	Monthly
Total		$84,542,782	$5,181,197	$637,925	$3,913	$4,539,359

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
June 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital increased 20.4% from $118,783,824 to $143,049,709. This increase was attributable to net income from operations of $13,101,331 coupled with additional sales of 14,392.0504 Redeemable Units of Limited Partnership totaling $20,464,000, which was partially offset by the redemption of 6,445.0619 Redeemable Units resulting in an outflow of $9,299,446. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005, the net asset value per Redeemable Unit increased 1.4% from $1,489.55 to $1,509.66 as compared to a decrease of 8.6% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $6,042,828. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, non-U.S. interest rates, livestock and indices, and were partially offset by losses in energy, grains, U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $8,092,578. Losses were primarily attributable to the Partnership's trading of commodity futures in currencies, metals, grains, softs, indices and U.S. and non-U.S. interest rates and were partially offset by gains in energy and livestock.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Trading losses in April were predominantly attributable to trading in energy markets, global stock indices and U.S. interest rates. A big sell of crude oil whipsawed the advisors' net long positions, then rallied mid-month only to drop precipitously in the final week of the month. May was a transition period as macro-economic trends emerged generating profits in currency and fixed income markets. June witnessed a continuation of both financial and commodity trends leading to a recovery of net profits and an overall positive quarter.

Lower interest rates in Europe were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisor's positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Bank. Trading in foreign currencies was the second most profitable sector for the Fund. Trading in global stock indices was also profitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to losses in energy, primarily crude oil, base and precious metals, and grains.

During the six months ended June 30, 2005, the net asset value per Redeemable Unit increased 10.3% from $1,368.33 to $1,509.66 as compared to an increase of 3.1% during the six months ended June 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2005 of $21,281,887. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, U.S. and non-U.S. interest rates, indices and lumber and were partially offset by losses in currencies, grains, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2004 of $6,300,712. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, livestock, indices and lumber and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, metals and softs.

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

Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2005 increased by $134,909 and $208,928 as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher net assets and higher interest rates in the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and six months ended June 30, 2005 increased by $548,810 and $633,981, as compared to the corresponding period in 2004. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2005 increased by $181,909 and $303,033, as compared to the corresponding period in 2004. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2005 increased by $50,491 and $82,985, as compared to the corresponding periods in 2004. The increase in administrative fees is due to higher net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2005 resulted in incentive fees of $2,304,369 and $5,329,712, respectively. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $1,579,063, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average value during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $143,049,709. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$2,322,992	1.62%	$2,952,913	$89,160	$1,832,197
Energy	1,321,937	0.92%	3,868,500	76,500	1,424,812
Grains	928,850	0.65%	1,265,900	23,800	843,808
Interest Rates U.S.	921,600	0.64%	1,432,200	52,000	692,600
Interest Rates Non-U.S.	2,429,489	1.70%	2,433,812	266,582	1,927,084
Livestock	88,000	0.06%	88,000	10,400	59,733
Metals
– Exchange Traded Contracts	1,352,000	0.95%	1,546,000	93,000	680,889
Softs	326,000	0.23%	885,900	273,800	508,033
Totals	$9,690,868	6.77%

*	Average month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005 there were additional sales of 8,912.8974 Redeemable Units of Limited Partnership totaling $12,973,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 − April 30, 2005	504.3407	$1,389.48	N/A	N/A
May 1, 2005 − May 31, 2005	1,957.5962	$1,461.31	N/A	N/A
June 1, 2005 − June 30, 2005	1,733.2729	$1,509.66	N/A	N/A
Total	4,195.2098	$1,453.48	N/A	N/A

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 9, 2005