Form 10-Q
period 2005-09-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2005-11-09
CIK 1227265

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

Commission File Number 0-50271

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
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

Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$152,333,737	$84,542,782
Equity in commodity futures trading account:
Cash (restricted $1,345,711 and $5,271,154 in 2005 and 2004, respectively) in commodity futures trading account	10,764,253	36,084,976
Net unrealized appreciation on open futures positions	547,903	2,612,228
	163,645,893	123,239,986
Interest receivable	30,461	62,043
	$163,676,354	$123,302,029

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$147,860	$162,453
Management fees	248,217	192,180
Administrative fees	67,146	52,089
Incentive fees	2,219,153	849,874
Other	139,213	142,507
Redemptions payable	1,211,059	3,119,102
	4,032,648	4,518,205

Partners' Capital:
General Partner, 865.3542 Unit equivalents outstanding in 2005 and 2004	1,380,404	1,184,090
Limited Partners, 99,212.5958 and 85,943.7403 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	158,263,302	117,599,734
	159,643,706	118,783,824
	$163,676,354	$123,302,029

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.02%	$36,380
	Futures contracts sold 0.10%	157,344
Total Currencies 0.12%		193,724

Energy (0.03)%	Futures contracts purchased (0.03)%	(45,431)

Grains	Futures contracts purchased 0.02%	24,650
	Futures contracts sold 0.10%	165,707
Total Grains 0.12%		190,357

Interest Rates Non-U.S. 0.01%	Futures contracts sold 0.01%	18,585

Livestock 0.03%	Futures contracts purchased 0.03%	52,760

Metals 0.06%	Futures contracts purchased 0.06%	100,060

Softs
	Futures contracts purchased 0.03%	43,068
	Futures contracts sold (0.00)%*	(5,220)
Total Softs 0.03%		37,848

Investment In Partnership
	SB AAA Master Fund LLC 39.87%	63,656,438
	CMF Willowbridge Master Fund LP 24.42%	38,990,355
	CMF Winton Master Fund LP 31.13%	49,686,944
Total Investment in Partnerships 95.42%		152,333,737

Total Fair Value 95.76%		$152,881,640

Country Composition	Investments at Fair Value	% of Investment at Fair Values
Germany	$4,919	0.00	%*
United Kingdom	13,667	0.01
United States	152,863,054	99.99
	$152,881,640	100.00%

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

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(575,698)	$(4,459,031)	$(10,725,162)	$4,256,088
Change in unrealized gains on open positions and investment in Partnerships	13,095,442	15,451,406	44,526,793	13,036,999
	12,519,744	10,992,375	33,801,631	17,293,087
Interest income	91,622	200,213	588,493	488,156
	12,611,366	11,192,588	34,390,124	17,781,243
Expenses:
Brokerage commissions including clearing fees of $9,967, $48,293, $82,229 and $146,478, respectively	942,284	563,571	2,626,975	1,614,281
Management fees	718,739	492,593	1,938,268	1,409,089
Administrative fees	195,525	132,982	527,586	382,058
Incentive fees	2,219,153	1,109,973	7,548,870	2,689,036
Other expenses	127,959	76,813	239,388	149,610
	4,203,660	2,375,932	12,881,087	6,244,074
Net income	8,407,706	8,816,656	21,509,037	11,537,169
Additions — Limited Partner	12,685,000	6,005,000	33,149,000	21,129,000
— General Partner	—	—	—	440,051
Redemptions	(4,498,709)	(4,014,297)	(13,798,155)	(12,495,696)
Net increase in Partners' capital	16,593,997	10,807,359	40,859,882	20,610,524
Partners' capital, beginning of period	143,049,709	97,272,145	118,783,824	87,468,980
Partners' capital, end of period	$159,643,706	$108,079,504	$159,643,706	$108,079,504
Net asset value per Redeemable Unit (100,077.9500 and 87,600.5351 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$1,595.19	$1,233.78	$1,595.19	$1,233.78
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$85.53	$99.59	$226.86	$133.59

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$8,407,706	$8,816,656	$21,509,037	$11,537,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Partnerships, at fair value	(48,974,666)	(10,133,194)	(67,790,955)	(16,197,070)
(Increase) decrease in restricted cash	10,511,687	(5,153,209)	3,925,443	(340,169)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	3,595,480	(5,469,342)	2,064,325	30,270
(Increase) decrease in unrealized appreciation on open forward contracts	—	(191,261)	—	1,687,266
(Increase) decrease in interest receivable	76,576	(21,934)	31,582	(32,696)
Increase (decrease) in unrealized depreciation on open forward contracts	—	137,642	—	(286,730)
Accrued expenses:
Increase (decrease) in commissions	(196,759)	68,994	(14,593)	4,500
Increase (decrease) in management fees	24,725	19,828	56,037	26,737
Increase (decrease) in administrative fees	6,219	5,247	15,057	6,933
Increase (decrease) in incentive fees	(85,216)	1,109,973	1,369,279	570,519
Increase (decrease) in other	(12,378)	72,645	(3,294)	44,019
Net cash provided by (used in) operating activities	(26,646,626)	(10,737,955)	(38,838,082)	(2,949,252)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	12,685,000	6,005,000	33,149,000	21,129,000
Proceeds from additions — General Partner	—	—	—	440,051
Payments for redemptions — Limited Partners	(5,904,303)	(3,151,695)	(15,706,198)	(13,505,321)
Net cash provided by (used in) financing activities	6,780,697	2,853,305	17,442,802	8,063,730
Net change in cash	(19,865,929)	(7,884,650)	(21,395,280)	5,114,478
Unrestricted cash, at beginning of year	29,284,471	49,814,912	30,813,822	36,815,784
Unrestricted cash, at end of year	$9,418,542	$41,930,262	$9,418,542	$41,930,262

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions are made by Willowbridge Associates Inc., Winton Capital Management Limited and AAA Capital Management, Inc. ("AAA"), (collectively, the "Advisors"). Willowbridge Associates Inc. trades both the Willowbridge Argo and Willowbridge Vulcan trading programs for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains*	$117.57	$117.77	$329.25	$181.79
Interest Income	0.93	2.27	6.30	5.66
Expenses**	(32.97)	(20.45)	(108.69)	(53.86)
Increase for the period	85.53	99.59	226.86	133.59
Net Asset Value per Redeemable Unit, beginning of period	1,509.66	1,134.19	1,368.33	1,100.19
Net Asset Value per Redeemable Unit, end of period	$1,595.19	$1,233.78	$1,595.19	$1,233.78

*	Includes Partnership brokerage commissions.

**	Excludes brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(5.0)%	(4.2)%	(4.7)%	(4.1)%
Operating expense	5.3%	4.9%	5.3%	4.8%
Incentive fees	1.5%	1.1%	5.6%	2.7%
Total expenses	6.8%	6.0%	10.9%	7.5%
Total return:
Total return before incentive fees	7.1%	9.9%	22.1%	14.9%
Incentive fees	(1.4)%	(1.1)%	(5.5)%	(2.8)%
Total return after incentive fees	5.7%	8.8%	16.6%	12.1%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $2,575,788 and $4,419,977, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2005 and December 31, 2004 were $547,903 and $2,612,228, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

On July 1, 2005, the cash allocated to Willowbridge Argo for trading was allocated to the CMF Willowbridge Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 Units of Willowbridge Master with cash equal to $29,866,194 and a contribution of open commodity futures and forward positions with a fair vale of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master's, Willowbridge Master's and Winton Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the Managing Member/General Partner. The Managing Member/General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

AAA Master's, Willowbridge Master's and Winton Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Both engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from AAA Master, Willowbridge Master or Winton Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by AAA Master, Willowbridge Master and Winton Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds.

At September 30, 2005 and December 31, 2004 the Partnership owns 8.3% and 13.7%, respectively of AAA Master. At September 30, 2005 the Partnership owns 23.3% of Willowbridge Master. At September 30, 2005 and December 31, 2004 the Partnership owns 28.0% and 33.4%, respectively of Winton Master. It is AAA's, Willowbridge's and Winton's intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master, Willowbridge Master and Winton Master.

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following table.

	September 30, 2005
	Investments'	Investments'	Investments'
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,262,737,683	$500,238,115	$762,499,568
Willowbridge Master	167,925,751	367,651	167,558,100
Winton Master	178,028,295	473,861	177,554,434
Total	$1,608,691,729	$501,079,627	$1,107,612,102

	December 31, 2004
	Investments'	Investments'	Investments'
	Total Assets	Total Liabilities	Total Capital
AAA Master	$483,402,990	$146,907,455	$336,495,535
Winton Master	116,230,069	1,104,740	115,125,329
Total	$599,633,059	$148,012,195	$451,620,864

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Summarized information reflecting the Partnership's investments in, and the operations of, the AAA Master, Willowbridge Master and the Winton Master are as shown in the following table.

	September 30, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
AAA Master	39.87%	$63,656,438	$12,214,350	$317,099	$8,906	$11,888,345	Energy Markets	Monthly
Willowbridge Master	24.42%	38,990,355	1,620,275	44,814	3,275	1,572,186	Commodity Portfolio	Monthly
Winton Master	31.13%	49,686,944	(321,949)	105,671	4,916	(432,536)	Commodity Portfolio	Monthly
Total		$152,333,737	$13,512,676	$467,584	$17,097	$13,027,995

	September 30, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
AAA Master	39.87%	$63,656,438	$36,616,847	$957,089	$21,744	$35,638,014	Energy Markets	Monthly
Willowbridge Master	24.42%	38,990,355	1,620,275	44,814	3,275	1,572,186	Commodity Portfolio	Monthly
Winton Master	31.13%	49,686,944	5,976,618	243,303	15,327	5,717,988	Commodity Portfolio	Monthly
Total		$152,333,737	$44,213,740	$1,245,206	$40,346	$42,928,188

	December 31, 2004		For the three months ended September 30, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
AAA Master	38.91%	$46,220,533	$10,423,868	$492,983	$2,411	$9,928,474	Energy Markets	Monthly
Winton Master	32.26%	38,322,249	—	—	—	—	Commodity Portfolio	Monthly
Total		$84,542,782	$10,423,868	$492,983	$2,411	$9,928,474

	December 31, 2004		For the nine months ended September 30, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
AAA Master	38.91%	$46,220,533	$15,605,065	$1,130,907	$6,354	$14,467,804	Energy Markets	Monthly
Winton Master	32.26%	38,322,249	—	—	—	—	Commodity Portfolio	Monthly
Total		$84,542,782	$15,605,065	$1,130,907	$6,354	$14,467,804

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
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital increased 34.4% from $118,783,824 to $159,643,706. This increase was attributable to net income from operations of $21,509,037 coupled with additional sales of 22,630.8331 Redeemable Units of Limited Partnership totaling $33,149,000, which was partially offset by the redemption of 9,361.9776 Redeemable Units resulting in an outflow of $13,798,155. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in AAA Master, Willowbridge Master and Winton Master are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's third quarter of 2005, the net asset value per Redeemable Unit increased 5.7% from $1,509.66 to $1,595.19 as compared to an increase of 8.8% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $12,519,744. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, metals and indices, and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock, lumber and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $10,992,375. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, metals, grains, softs, indices and U.S. and non-U.S. interest rates and were partially offset by losses in energy and livestock.

Third Quarter results reflect robust trends and profitable trading in the energy and stock index markets. Reducing these gains were smaller losses in the interest rate and currency markets as a result of volatile price action. Periodic trading opportunities in metals and grains generated additional gains for the partnership. The overall net result was strongly positive for the quarter.

The most profitable trends for the quarter were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes. The two storms caused a virtual shut-down of both production and refining facilities.

Interest rate markets, however, experienced reversing trends in U.S., European and Australian fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the partnership.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this markets was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the partnership's advisors.

During the nine months ended September 30, 2005, the net asset value per Redeemable Unit increased 16.6% from $1,368.33 to $1,595.19 as compared to an increase of 12.1% during the nine months ended September 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2005 of $33,801,631. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, indices and lumber and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2004 of $17,293,087. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, livestock, indices and lumber and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, metals and softs.

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

Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30,

2005 decreased and increased by $108,591 and $100,337 as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher net assets and higher interest rates in the nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and nine months ended September 30, 2005 increased by $378,713 and $1,012,694, as compared to the corresponding period in 2004. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 increased by $226,146 and $529,179, as compared to the corresponding period in 2004. The increase of management fees is due to an increase in net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2005 increased by $62,543 and $145,528, as compared to the corresponding periods in 2004. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $2,219,153 and $7,548,870, respectively. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $1,109,973 and $2,689,036 respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average value during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $159,643,706. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$175,937	0.11%	$508,800	$28,305	$82,814
Energy	510,000	0.32%	910,500	76,500	538,667
Grains	35,275	0.02%	166,600	35,275	50,575
Interest Rates U.S.	—	0.00%	178,500	—	91,233
Interest Rates Non-U.S.	92,334	0.06%	440,492	30,659	110,685
Livestock	20,800	0.01%	27,200	13,600	20,800
Metals
– Exchange Traded Contracts	153,000	0.10%	238,000	34,000	175,667
Softs	42,000	0.03%	134,300	17,000	41,767
Totals	$1,029,346	0.65%

*	Average month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31,2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2005 there were additional sales of 8,238.7827 Redeemable Units of Limited Partnership totaling $12,685,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 − July 31, 2005	1,308.4216	$1,464.24	N/A	N/A
August 1, 2005 − August 31, 2005	849.3002	$1,615.22	N/A	N/A
September 1, 2005 − September 30, 2005	759.1939	$1,595.12	N/A	N/A
Total	2,916.9157	$1,558.19	N/A	N/A

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2005

19