Form 10-Q
period 2006-03-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2006-05-12
CIK 1227265

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 18
Item 4.	Controls and Procedures	19
PART II - Other Information		20

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$206,446,297	$164,526,199
Equity in commodity futures trading account:
Cash (restricted $1,554,283 and $1,635,266 in 2006 and 2005, respectively) in commodity futures trading account	9,794,535	10,181,361
Net unrealized appreciation on open futures positions	972,045	244,775
	217,212,877	174,952,335
Interest receivable	39,321	34,220
	$217,252,198	$174,986,555

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$549,258	$257,466
Management fees	327,418	273,625
Administrative fees	90,211	74,149
Incentive fees	3,102,589	891,826
Other	196,586	121,586
Redemptions payable	1,011,235	925,581
	5,277,297	2,544,233

Partners' Capital:
General Partner, 865.3542 Unit equivalents outstanding in 2006 and 2005	1,479,193	1,394,371
Limited Partners, 123,143.8197 and 106,152.9612 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	210,495,708	171,047,951
	211,974,901	172,442,322
	$217,252,198	$174,986,555

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$37,800	0.02%
Energy	166,423	0.08
Grains	(18,000)	(0.01)
Metals	222,480	0.10
Softs	2,822	0.00 *
Total futures contracts purchased	411,525	0.19
Futures Contracts Sold
Currencies	30,870	0.01
Grains	30,600	0.01
Interest Rates U.S.	100,406	0.05
Interest Rates Non-U.S.	294,735	0.14
Livestock	98,640	0.05
Softs	5,269	0.00 *
Total futures contracts sold	560,520	0.26
Investment in Partnerships
SB AAA Master Fund LLC	86,950,072	41.02
CMF Willowbridge Argo Master Fund LP	39,102,041	18.45
CMF Winton Master LP	80,394,184	37.93
Total Investment in Partnerships	206,446,297	97.40
Total fair value	$207,418,342	97.85%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed postitions	$(382,185)	$(2,528,116)
Change in unrealized gains on open positions and investments in Partnerships	17,639,758	17,767,175
	17,257,573	15,239,059
Interest income	110,952	218,030
	17,368,525	15,457,089
Expenses:
Brokerage commissions including clearing fees of $10,426 and $25,393, respectively	1,421,104	675,670
Management fees	923,919	582,598
Administrative fees	253,829	158,338
Incentive fees	3,102,589	3,025,348
Other expenses	75,000	51,500
	5,776,441	4,493,454
Net income	11,592,084	10,963,635
Additions — Limited Partners	31,509,000	7,491,000
Redemptions — Limited Partners	(3,568,505)	(3,121,367)
Net increase in Partners' capital	39,532,579	15,333,268
Partners' capital, beginning of period	172,442,322	118,783,824
Partners' capital, end of period	$211,974,901	$134,117,092
Net asset value per Unit (124,009.1739 and 90,038.3954 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$1,709.35	$1,489.55
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$98.02	$121.22

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$11,592,084	$10,963,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(31,509,000)	(4,991,495)
Proceeds from sale of investment in Partnerships	4,523,734	7,567,171
Net unrealized appreciation (depreciation) on investments in Partnerships	(14,934,832)	(16,098,755)
(Increase) decrease in restricted cash	80,983	(5,104,350)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(727,270)	(1,172,777)
(Increase) decrease in interest receivable	(5,101)	(26,342)
Accrued expenses:
Increase (decrease) in commissions	291,792	41,963
Increase (decrease) in management fees	53,793	24,000
Increase (decrease) in administrative fees	16,062	6,609
Increase (decrease) in incentive fees	2,210,763	2,175,475
Increase (decrease) in other	75,000	51,500
Net cash provided by (used in) operating activities	(28,331,992)	(6,563,366)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	31,509,000	7,491,000
Payments for redemptions — Limited Partners	(3,482,851)	(5,432,713)
Net cash provided by (used in) financing activities	28,026,149	2,058,287
Net change in cash	(305,843)	(4,505,079)
Unrestricted cash, at beginning of period	8,546,095	30,813,822
Unrestricted cash, at end of period	$8,240,252	$26,308,743

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC a Delaware limited liability company, is the Partnership's general partner and commodity pool operator ("the General Partner"). The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions are made by Willowbridge Associates Inc. ("Willowbridge"), Winton Capital Management Limited ("Winton") and AAA Capital Management, Inc. ("AAA"), (collectively, the "Advisors"). Willowbridge Associates Inc. trades both the Willowbridge Argo and Willowbridge Vulcan trading programs for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains*	$133.89	$161.17
Interest income	0.93	2.43
Expenses**	(36.80)	(42.38)
Increase for the period	98.02	121.22
Net Asset Value per Redeemable Unit, beginning of period	1,611.33	1,368.33
Net Asset Value per Redeemable Unit, end of period	$1,709.35	$1,489.55

*	Includes Partnership brokerage commissions.

**	Excludes Partnership brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(5.4)%	(4.1)%
Operating expense	5.6%	4.8%
Incentive fees	1.6%	2.5%
Total expenses	7.2%	7.3%
Total return:
Total return before incentive fees	7.6%	11.3%
Incentive fees	(1.5)%	(2.4)%
Total return after incentive fees	6.1%	8.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2006 and December 31,

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2005, based on a monthly calculation, were $820,644 and $2,057,458, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2006 and December 31, 2005 were $972,045 and $244,775, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that was allocated to AAA for trading to the SB AAA Master Fund LLC, a New York Limited Liability Company ("AAA Master"). With this cash, the Partnership purchased 5,173.4381 Units of AAA Master at a fair value of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The general partner is the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. ("Winton Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the cash allocated to Willowbridge Argo for trading was allocated to the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 Units of Willowbridge Master with cash equal to $29,866,194 and a contribution of open commodity futures and forward positions with a fair vale of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master's, Willowbridge Master's and Winton Master's (the "Funds") commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the Managing Member/General Partner. The Managing Member/General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

AAA Master's, Willowbridge Master's and Winton Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. All engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from AAA Master, Willowbridge Master or Winton Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by AAA Master, Willowbridge Master and Winton Master. All other fees including CGM's direct brokerage commission shall be borne by the Partnership.

At March 31, 2006 and December 31, 2005 the Partnership owns 7.8% and 6.9%, respectively of AAA Master. At March 31, 2006 and December 31, 2005 the Partnership owns 26.0% and 25.9% of Willowbridge Master. At March 31, 2006 and December 31, 2005 the Partnership owns 35.5% and 30.5%, respectively of Winton Master. It is AAA's, Willowbridge's and Winton's intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master, Willowbridge Master and Winton Master.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following table.

	March 31, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
AAA Master	$1,459,130,385	$336,735,450	$1,122,394,935	Energy Markets	Monthly
Willowbridge Master	150,673,236	473,479	150,199,757	Commodity Portfolio	Monthly
Winton Master	227,769,911	1,119,396	226,650,515	Commodity Portfolio	Monthly
Total	$1,837,573,532	$338,328,325	$1,499,245,207

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
AAA Master	$1,253,296,106	$299,213,954	$954,082,152	Energy Markets	Monthly
Willowbridge Master	170,157,028	474,977	169,682,051	Commodity Portfolio	Monthly
Winton Master	182,130,723	3,524,134	178,606,589	Commodity Portfolio	Monthly
Total	$1,605,583,857	$303,213,065	$1,302,370,792

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Summarized information reflecting the Partnership's investments in, and the operations of, the Funds are as shown in the following table.

	March 31, 2006		For the three months ended March 31, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (loss)	Investment Objective	Redemption Permitted
SB AAA Master Fund LLC	41.02%	$86,950,072	$17,158,316	$88,542	$7,828	$17,061,946	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	18.45%	39,102,041	(4,291,391)	40,574	2,192	(4,334,157)	Commodity Portfolio	Monthly
CMF Winton Master LP	37.93%	80,394,184	4,119,642	109,241	511	4,009,890	Commodity Portfolio	Monthly
Total		$206,446,297	$16,986,567	$238,357	$10,531	$16,737,679

	December 31, 2005		For the three months ended March 31, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (loss)	Investment Objective	Redemption Permitted
SB AAA Master Fund LLC	38.47%	$66,336,443	$13,959,559	$336,449	$6,260	$13,616,850	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	25.46%	43,902,732	—	—	—	—	Commodity Portfolio	Monthly
CMF Winton Master LP	31.48%	54,287,024	3,051,930	69,164	5,220	2,977,546	Commodity Portfolio	Monthly
Total		$164,526,199	$17,011,489	$405,613	$11,480	$16,594,396

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

contract or notional amounts of the instruments. The Partnership/Funds have concentration risk because the sole counterparty or broker with respect to the Partnership's/Funds' assets is CGM.

The General Partner monitors and controls the Partnership's/Funds' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital increased 22.9% from $172,442,322 to $211,974,901. This increase was attributable to net income from operations of $11,592,084 coupled with additional sales of 19,118.3559 Redeemable Units of Limited Partnership totaling $31,509,000, which was partially offset by the redemption of 2,127.4974 Redeemable Units resulting in an outflow of $3,568,505. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in AAA Master, Willowbridge Master and Winton Master are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's first quarter of 2006, the net asset value per Redeemable Unit increased 6.1% from $1,611.33 to $1,709.35 as compared to an increase of 8.9% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $17,257,573. Gains were primarily attributable to the Partnership's trading of energy, metals, indices and U.S. interest rates and were partially offset by losses in currencies, grains, livestock, non-U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2005 of $15,239,059. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, U.S. interest rates, softs and indices and were partially offset by losses in currencies, non-U.S. interest rates, livestock and metals.

The main drivers of performance in the first quarter 2006 were strongly trending energy, metals and stock index markets. Adept trading in complex natural gas markets produced the greatest profits for the partnership.

With crude oil prices spurred by speculation and global political instability in oil-producing regions, expectations for higher interest rates fueled prices for gold and silver to over 20 year highs. Base metal, notably copper and zinc, which reached prices not seen in over 25 years, also contributed positively. While strongly trending markets in energy and metals produced profits, interest rates went through an adjustment period from prior trends which resulted in small profits for the Partnership. The U.S. dollar remained in a trading range for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for those Advisors whose trading systems tend to be longer term in nature. Foreign exchange trading generated the greatest losses for the quarter.

Counterintuitive to traditional market reactions to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisors were properly positioned to take advantage of these trends. Despite additional losses in grains, the Partnership had a substantially profitable quarter.

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

Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended March 31, 2006 decreased by $107,078 as compared to the corresponding period in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 as compared to 2005.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three months ended March 31, 2006 increased by $745,434, as compared to the corresponding period in 2005. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2006 increased by $341,321, as compared to the corresponding period in 2005. The increase of management fees is due to an increase in net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2006 increased by $95,491, as compared to the corresponding period in 2005. The increase in administrative fees is due to an increase in net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2006 and 2005 resulted in incentive fees of $3,102,589 and $3,025,348, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of March 31, 2006 and the highest, lowest and average value during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2006, the Partnership's total capitalization was $211,974,901. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$116,880	0.05%	$1,331,865	$66,780	$228,081
Energy	468,000	0.22%	3,649,000	62,400	447,000
Grains	36,900	0.02%	1,036,350	9,000	52,500
Interest Rates U.S.	99,000	0.05%	729,000	32,256	88,800
Interest Rates Non-U.S.	259,764	0.12%	1,160,322	106,326	244,103
Livestock	12,600	0.01%	159,400	7,200	22,200
Metals
— Exchange Traded Contracts	153,000	0.07%	715,000	37,500	105,000
Softs	75,600	0.04%	930,500	6,300	53,400
Totals	$1,221,744	0.58%

* Average month-end Values at Risk

As of March 31, 2006, AAA Master's total capitalization was $1,122,394,935. The partnership owns 7.8% of AAA Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$105,050,577	9.36%	$167,028,944	$20,895,649	$110,517,564
Energy Swaps	4,130,046	0.37%	$4,130,046	$4,130,046	$4,130,046
Total	$109,180,623	9.73%

* Average monthly Values at Risk

As of March 31, 2006, Willowbridge Master's total capitalization was $150,199,757. The Partnership owns 26.0% of Willowbridge Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies:
Exchange	$1,435,000	0.95%	$9,129,000	$31,341	$3,756,000
Energy	1,137,500	0.76%	8,624,000	1,137,500	4,757,433
Grains	822,500	0.55%	1,619,200	176,000	873,567
Interest Rates Non-U.S.	7,829,628	5.21%	7,829,628	1,287,932	3,691,616
Interest Rates U.S.	3,465,000	2.31%	3,465,000	250,600	1,801,733
Metals
Exchange	2,100,000	1.40%	3,222,000	787,500	2,302,000
Softs	560,000	0.37%	1,432,000	385,000	664,000
Total	$17,349,628	11.55%

* Average month-end Values at Risk

As of March 31, 2006, Winton Master's total capitalization was $226,650,515. The Partnership owns 35.5% of Winton Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— Exchange Traded Contracts	$2,226,384	0.98%	$4,857,646	$1,539,516	$3,439,961
Energy	1,587,650	0.70%	3,860,300	329,912	1,066,950
Grains	139,754	0.06%	1,167,837	104,145	286,904
Interest Rates U.S.	4,300,400	1.90%	11,203,400	411,608	6,720,150
Interest Rates Non-U.S.	6,137,431	2.71%	10,080,717	3,425,384	5,312,835
Livestock	190,600	0.08%	414,000	33,735	194,847
Metals
— Exchange Traded Contracts	486,700	0.21%	1,309,150	369,000	826,650
— OTC Contracts	695,834	0.31%	1,818,927	618,696	890,742
Softs	362,939	0.16%	532,269	141,201	263,011
Indices	8,903,457	3.93%	12,111,237	2,827,591	8,101,596
Lumber	1,100	0.00%	1,100	1,100	1,100
Total	$25,032,249	11.04%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2006 there were additional sales of 19,118.3559 Redeemable Units of Limited Partnership totaling $31,509,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 − January 31, 2006	1,059.4207	$1,675.42	N/A	N/A
February 1, 2006 − February 28, 2006	476.4863	$1,641.80	N/A	N/A
March 1, 2006 − March 31, 2006	591.5904	$1,709.35	N/A	N/A
Total	2,127.4974	$1,675.52	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006