Form 10-Q
period 2006-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2006-08-14
CIK 1227265

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 18
Item 4.	Controls and Procedures	19
PART II - Other Information		20

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$235,072,032	$164,526,199
Equity in commodity futures trading account:
Cash (restricted $1,198,189 and $1,635,266 in 2006 and 2005, respectively) in commodity futures trading account	12,135,077	10,181,361
Net unrealized appreciation on open futures positions	271,608	244,775
	247,478,717	174,952,335
Interest receivable	48,494	34,220
	$247,527,211	$174,986,555

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$559,708	$257,466
Management fees	373,746	273,625
Administrative fees	102,824	74,149
Incentive fees	633,539	891,826
Other	189,731	121,586
Redemptions payable	3,252,115	925,581
	5,111,663	2,544,233

Partners' Capital:
General Partner, 865.3542 Unit equivalents outstanding in 2006 and 2005	1,565,142	1,394,371
Limited Partners, 133,164.2967 and 106,152.9612 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	240,850,406	171,047,951
	242,415,548	172,442,322
	$247,527,211	$174,986,555

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$26,469	0.01%
Energy	41,491	0.02
Grains	21,816	0.01
Softs	38,646	0.01

Total futures contracts purchased	128,422	0.05

Futures Contracts Sold
Currencies	27,400	0.01
Energy	55,080	0.02
Grains	(5,265)	(0.00)*
Interest Rates U.S.	(22,781)	(0.01)
Interest Rates Non-U.S.	88,572	0.04
Softs	180	0.00 *

Total futures contracts sold	143,186	0.06

Investment in Partnerships
SB AAA Master Fund LLC	92,856,335	38.30
CMF Willowbridge Argo Master Fund LP	51,944,549	21.43
CMF Winton Master LP	90,271,148	37.24

Total Investment in Partnerships	235,072,032	96.97

Total fair value	$235,343,640	97.08%

Percentages are based on Partners' Capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$(154,313)	(0.09)%
Grains	30,420	0.02
Interest Rates U.S.	11,025	0.01
Interest Rates Non-U.S.	74,289	0.04
Metals	246,600	0.14
Softs	209,755	0.12

Total futures contracts purchased	417,776	0.24

Futures Contracts Sold
Currencies	(2,563)	(0.00)*
Energy	(159,286)	(0.09)
Grains	(13,806)	(0.01)
Interest Rates Non-U.S.	2,654	0.00 *

Total futures contracts sold	(173,001)	(0.10)

Investment in Partnerships
SB AAA Master Fund LLC	66,336,443	38.47
CMF Willowbridge Argo Master Fund LP	43,902,732	25.46
CMF Winton Master LP	54,287,024	31.48

Total Investment in Partnerships	164,526,199	95.41

Total fair value	$164,770,974	95.55%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed postitions	$1,791,425	$(7,621,348)	$1,409,240	$(10,149,464)
Change in unrealized gains on open positions and investments in Partnerships	13,925,306	13,664,176	31,565,064	31,431,351
	15,716,731	6,042,828	32,974,304	21,281,887
Interest income	148,568	278,841	259,520	496,871
	15,865,299	6,321,669	33,233,824	21,778,758
Expenses:
Brokerage commissions including clearing fees of $10,548, $46,869, $20,974 and $72,262, respectively	1,125,375	1,009,021	2,546,479	1,684,691
Management fees	1,117,893	636,931	2,041,812	1,219,529
Administrative fees	307,113	173,723	560,942	332,061
Incentive fees	633,539	2,304,369	3,736,128	5,329,717
Other	75,001	59,929	150,001	111,429
	3,258,921	4,183,973	9,035,362	8,677,427
Net income	12,606,378	2,137,696	24,198,462	13,101,331
Additions — Limited Partners	24,641,000	12,973,000	56,150,000	20,464,000
Redemptions — Limited Partners	(6,806,731)	(6,178,079)	(10,375,236)	(9,299,446)
Net increase in Partners' Capital	30,440,647	8,932,617	69,973,226	24,265,885
Partners' Capital, beginning of period	211,974,901	134,117,092	172,442,322	118,783,824
Partners' Capital, end of period	$242,415,548	$143,049,709	$242,415,548	$143,049,709
Net asset value per Redeemable Unit (134,029.6509 and 94,756.0830 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$1,808.67	$1,509.66	$1,808.67	$1,509.66
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$99.32	$20.11	$197.34	$141.33

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net Income	$12,606,378	$2,137,696	$24,198,462	$13,101,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(23,891,250)	(8,044,000)	(55,400,250)	(13,035,495)
Proceeds from sale of investment in Partnerships	7,438,248	15,429,162	11,961,982	22,996,333
Net unrealized (appreciation) depreciation on investments in Partnerships	(12,172,733)	(12,678,372)	(27,107,565)	(28,777,127)
(Increase) decrease in restricted cash	356,094	(1,481,894)	437,077	(6,586,244)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	700,437	(358,378)	(26,833)	(1,531,155)
(Increase) decrease in interest receivable	(9,173)	(18,652)	(14,274)	(44,994)
Accrued expenses:
Increase (decrease) in brokerage commissions	10,450	140,203	302,242	182,166
Increase (decrease) in management fees	46,328	7,312	100,121	31,312
Increase (decrease) in administrative fees	12,613	2,229	28,675	8,838
Increase (decrease) in incentive fees	(2,469,050)	(720,980)	(258,287)	1,454,495
Increase (decrease) in other	(6,855)	(42,416)	68,145	9,084
Net cash provided by (used in) operating activities	(17,378,513)	(5,628,090)	(45,710,505)	(12,191,456)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	24,641,000	12,973,000	56,150,000	20,464,000
Payments for redemptions — Limited Partners	(4,565,851)	(4,369,182)	(8,048,702)	(9,801,895)
Net cash provided by (used in) financing activities	20,075,149	8,603,818	48,101,298	10,662,105
Net change in cash	2,696,636	2,975,728	2,390,793	(1,529,351)
Unrestricted cash, at beginning of period	8,240,252	26,308,743	8,546,095	30,813,822
Unrestricted cash, at end of period	$10,936,888	$29,284,471	$10,936,888	$29,284,471

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Salomon Smith Barney Orion Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) and 106 Unit equivalents representing the general partner's contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator (‘‘the General Partner’’). The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions are made by Willowbridge Associates Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management, Advisors, Ltd. (successor to AAA Capital Management Inc.) (‘‘AAA’’), (collectively, the ‘‘Advisors’’). Willowbridge trades both the Willowbridge Argo and Willowbridge Vulcan trading programs for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains*	$114.56	$50.51	$248.45	$211.68
Interest income	1.13	2.94	2.06	5.37
Expenses**	(16.37)	(33.34)	(53.17)	(75.72)
Increase for the period	99.32	20.11	197.34	141.33
Net Asset Value per Redeemable Unit, beginning of period	1,709.35	1,489.55	1,611.33	1,368.33
Net Asset Value per Redeemable Unit, end of period	$1,808.67	$1,509.66	$1,808.67	$1,509.66

*	Includes Partnership brokerage commissions.

**	Excludes Partnership brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(4.2)%	(4.7)%	(4.8)%	(4.5)%
Operating expense	4.5%	5.6%	5.0%	5.2%
Incentive fees	0.3%	1.7%	1.7%	4.1%
Total expenses	4.8%	7.3%	6.7%	9.3%
Total return:
Total return before incentive fees	6.1%	3.0%	14.0%	14.4%
Incentive fees	(0.3)%	(1.6)%	(1.8)%	(4.1)%
Total return after incentive fees	5.8%	1.4%	12.2%	10.3%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $853,314 and $2,057,458, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2006 and December 31, 2005 were $271,608 and $244,775, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective September 1, 2001, the Partnership allocated the portion of the Partnership's capital that was allocated to AAA for trading to the SB AAA Master Fund LLC, a New York limited liability company (‘‘AAA Master’’). With this cash, the Partnership purchased 5,173.4381 Units of AAA Master at a fair value of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the cash allocated to Willowbridge Argo for trading was allocated to the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 Units of Willowbridge Master with cash equal to $29,866,194 and a contribution of open commodity futures and forward positions with a fair vale of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master's, Willowbridge Master's and Winton Master's (the ‘‘Funds’’) commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the Managing Member/General Partner. The Managing Member/General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
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

At June 30, 2006 and December 31, 2005 the Partnership owns 8.3% and 6.9%, respectively of AAA Master. At June 30, 2006 and December 31, 2005 the Partnership owns 28.3% and 25.9% of Willowbridge Master. At June 30, 2006 and December 31, 2005 the Partnership owns 36.3% and 30.5%, respectively of Winton Master. It is AAA's, Willowbridge's and Winton's intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master, Willowbridge Master and Winton Master.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following table.

	June 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
AAA Master	$1,430,640,756	$315,777,781	$1,114,862,975	Energy Markets	Monthly
Willowbridge Master	184,091,051	593,903	183,497,148	Commodity Portfolio	Monthly
Winton Master	251,307,086	2,693,182	248,613,904	Commodity Portfolio	Monthly
Total	$1,866,038,893	$319,064,866	$1,546,974,027

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
AAA Master	$1,253,296,106	$299,213,954	$954,082,152	Energy Markets	Monthly
Willowbridge Master	170,157,028	474,977	169,682,051	Commodity Portfolio	Monthly
Winton Master	182,130,723	3,524,134	178,606,589	Commodity Portfolio	Monthly
Total	$1,605,583,857	$303,213,065	$1,302,370,792

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

Summarized information reflecting the Partnership's investments in, and the operations of, the Funds are as shown in the following table.

	June 30, 2006		For the three months ended June 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (loss)	Investment Objective	Redemption Permitted
SB AAA Master Fund LLC	38.30%	$92,856,335	$5,160,026	$94,913	$8,625	$5,056,488	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	21.43%	51,944,549	8,266,939	51,038	2,345	8,213,556	Commodity Portfolio	Monthly
CMF Winton Master LP	37.24%	90,271,148	1,433,722	78,027	—	1,355,695	Commodity Portfolio	Monthly
Total		$235,072,032	$14,860,687	$223,978	$10,970	$14,625,739

	June 30, 2006		For the six months ended June 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (loss)	Investment Objective	Redemption Permitted
SB AAA Master Fund LLC	38.30%	$92,856,335	$22,318,342	$183,455	$16,453	$22,118,434	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	21.43%	51,944,549	3,973,273	91,612	4,537	3,877,124	Commodity Portfolio	Monthly
CMF Winton Master LP	37.24%	90,271,148	5,553,364	187,268	511	5,365,585	Commodity Portfolio	Monthly
Total		$235,072,032	$31,844,979	$462,335	$21,501	$31,361,143

	December 31, 2005		For the three months ended June 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (loss)	Investment Objective	Redemption Permitted
SB AAA Master Fund LLC	38.47%	$66,336,443	$10,442,939	$303,541	$6,578	$10,132,820	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	25.46%	43,902,732	—	—	—	—	Commodity Portfolio	Monthly
CMF Winton Master LP	31.48%	54,287,024	3,246,638	68,468	5,191	3,172,979	Commodity Portfolio	Monthly
Total		$164,526,199	$13,689,577	$372,009	$11,769	$13,305,799

	December 31, 2005		For the six months ended June 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (loss)	Investment Objective	Redemption Permitted
SB AAA Master Fund LLC	38.47%	$66,336,443	$24,402,497	$639,990	$12,837	$23,749,670	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	25.46%	43,902,732	—	—	—	—	Commodity Portfolio	Monthly
CMF Winton Master LP	31.48%	54,287,024	6,298,568	137,632	10,411	6,150,525	Commodity Portfolio	Monthly
Total		$164,526,199	$30,701,065	$777,622	$23,248	$29,900,195

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's Capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership Capital increased 40.6% from $172,442,322 to $242,415,548. This increase was attributable to net income from operations of $24,198,462 coupled with additional sales of 32,842.6123 Redeemable Units of Limited Partnership totaling $56,150,000, which was partially offset by the redemption of 5,831.2768 Redeemable Units resulting in an outflow of $10,375,236. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Results of Operations

During the Partnership's second quarter of 2006, the net asset value per Redeemable Unit increased 5.8% from $1,709.35 to $1,808.67 as compared to an increase of 1.4% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $15,716,731. Gains were primarily attributable to the Partnership's trading of trading of currencies, energy, U.S. and non-U.S. interest rates, and metals and were partially offset by losses in grains, livestock, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $6,042,828. Gains were primarily attributable to the Partnership's trading of commodity futures in currencies, non-U.S. interest rates, livestock and indices, and were partially offset by losses in energy, grains, U.S. interest rates, metals and softs.

The second quarter 2006 was challenging for the Advisors as both financial and commodity markets entered a highly volatile period. Gains were primarily earned in interest rate, energy, currency and metals trading and offset losses in agricultural and stock index trading.

The Partnership's trend-following Advisors were profitable in the energy sector as gains made in natural gas trading offset losses in crude oil and petroleum products. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than sufficient to cover losses generated during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure and the Advisors were able to take advantage of these trends.

Currency trading was profitable despite the lack of direction in the currency sector which was the result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments. Overall, the Partnership had a successful second quarter.

During the six months ended June 30, 2006, the net asset value per Redeemable Unit increased 12.2% from $1,611.33 to $1,808.67 as compared to an increase of 10.3% during the six months ended June 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2006 of $32,974,304. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals, and indicies and were partially offset by losses in currencies, grains, livestock, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2005 of $21,281,887. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, U.S. and non U.S. interest rates and indices and were partially offset by losses in currencies, grains, livestock, metals and softs.

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

Interest income is earned on 100% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2006 decreased by $130,273 and $237,351 as compared to the corresponding periods in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 as compared to 2005.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and six months ended June 30, 2006 increased by $116,354 and $861,788, as compared to the corresponding periods in 2005. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 increased by $480,962 and $822,283, as compared to the corresponding periods in 2005. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2006 increased by $133,390 and $228,881, as compared to the corresponding periods in 2005. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2006 and 2005 resulted in incentive fees of $633,539 and $3,736,128, respectively. Trading performance for the three and six months ended June 30, 2005 resulted in incentive fees of $2,304,369 and $5,329,717, respectively.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of June 30, 2006 and the highest, lowest and average value during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2006, the Partnership's total capitalization was $242,415,548. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies: – Exchange Traded Contracts	$208,404	0.08%	$828,090	$125,820	$466,739
Energy	498,150	0.20%	838,350	145,800	460,080
Grains	38,880	0.02%	140,940	12,636	52,650
Interest Rates U.S.	153,090	0.06%	320,760	—	165,240
Interest Rates Non-U.S.	232,906	0.10%	579,954	26,244	324,525
Softs	66,780	0.03%	131,040	15,120	43,260
Totals	$1,198,210	0.49%

* Average month-end Values at Risk

As of June 30, 2006, AAA Master's total capitalization was $1,114,862,975. The partnership owns 8.3% of AAA Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$14,366,191	1.29%	$149,543,621	$14,366,191	$53,342,470
Energy Swaps	4,130,046	0.37%	$4,130,046	$4,130,046	$4,130,046
Total	$18,496,237	1.66%

* Average monthly Values at Risk

As of June 30, 2006, Willowbridge Master's total capitalization was $183,497,148. The Partnership owns 28.3% of Willowbridge Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Currencies:
– Exchange Traded Contracts	$5,860,621	3.19%	$16,059,735	$2,867,738	$11,228,040
Energy	9,175,275	5.00%	12,034,575	1,417,500	10,563,300
Grains	476,550	0.27%	1,771,875	190,620	959,147
Interest Rates U.S.	3,002,265	1.64%	6,237,000	2,287,440	4,245,255
Interest Rates Non -U.S.	4,337,027	2.36%	11,303,300	4,243,100	6,724,014
Softs	519,540	0.28%	784,000	220,500	377,347
Total	$23,371,278	12.74%

* Average month-end Values at Risk

As of June 30, 2006, Winton Master's total capitalization was $248,613,904. The Partnership owns 36.3% of Winton Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Currencies
– Exchange Traded Contracts	$3,495,089	1.41%	$5,174,536	$2,485,925	$3,372,319
Energy	1,276,070	0.51%	5,638,643	1,033,628	2,791,126
Grains	297,136	0.12%	307,235	146,668	297,790
Interest Rates U.S.	2,813,198	1.13%	9,363,026	347,582	4,047,702
Interest Rates Non-U.S.	6,744,526	2.71%	9,078,252	3,821,899	6,468,534
Livestock	93,683	0.04%	405,810	90,562	261,223
Metals
– Exchange Traded Contract	515,795	0.21%	702,675	24,300	701,159
– OTC Contracts	1,675,370	0.68%	1,791,040	568,612	1,109,716
Softs	753,606	0.30%	907,159	475,179	807,259
Indices	3,358,610	1.35%	12,015,494	2,673,947	6,831,089
Lumber	1,650	0.00%*	3,300	1,650	1,650
Total	$21,024,733	8.46%

* Average month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGM and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGM's share of the settlement is covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2006 there were additional sales of 13,724.2563 Redeemable Units of Limited Partnership totaling $24,641,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 − April 30, 2006	980.6047	$1,904.09	N/A	N/A
May 1, 2006 − May 31, 2006	925.1049	$1,824.07	N/A	N/A
June 1, 2006 − June 30, 2006	1,798.0698	$1,808.67	N/A	N/A
	3,703.7794	$1,845.61	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information

As of April 3, 2006, AAA Capital Management, Inc. ceased acting as a commodity trading advisor for the Fund. The portions of the Fund's assets formerly allocated to AAA Capital Management, Inc. were reallocated to AAA Capital Management Advisors, Ltd. effective April 3, 2006. A copy of the management agreement between AAA Capital Management Advisors, Ltd. and the Fund is attached to this Form 10-Q as an exhibit.

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

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

Exhibit – 33 – Management Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd. (filed herein).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006