Form 10-Q
period 2006-09-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2006-11-14
CIK 1227265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$253,384,358	$164,526,199
Equity in commodity futures trading account:
Cash (restricted $1,228,989 and $1,635,266 in 2006 and 2005, respectively) in commodity futures trading account	14,667,751	10,181,361
Net unrealized appreciation on open futures positions	995,754	244,775
	269,047,863	174,952,335
Interest receivable	60,004	34,220
	$269,107,867	$174,986,555

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$703,006	$257,466
Management fees	404,658	273,625
Administrative fees	111,753	74,149
Incentive fees	—	891,826
Other	197,722	121,586
Redemptions payable	898,384	925,581
	2,315,523	2,544,233

Partners' Capital:
General Partner, 865.3542 Unit equivalents outstanding in 2006 and 2005	1,520,054	1,394,371
Limited Partners, 151,017.4424 and 106,152.9612 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	265,272,290	171,047,951
	266,792,344	172,442,322
	$269,107,867	$174,986,555

See accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital

Futures Contracts Purchased
Currencies	$(6,038)	(0.00	)%*
Grains	38,537	0.01
Interest Rates U.S.	12,219	0.00	*
Interest Rates Non-U.S.	(9,454)	(0.00	)*
Softs	(5,640)	(0.00	)*

Total futures contracts purchased	29,624	0.01

Futures Contracts Sold
Currencies	35,938	0.01
Energy	809,294	0.30
Grains	89,556	0.03
Livestock	1,440	0.00	*
Metals	(9,200)	(0.00	)*
Softs	39,102	0.02

Total futures contracts sold	966,130	0.36

Investment in Partnerships
SB AAA Master Fund LLC	92,431,202	34.65
CMF Willowbridge Argo Master Fund LP	59,063,338	22.14
CMF Winton Master LP	101,889,818	38.20

Total Investment in Partnerships	253,384,358	94.99

Total fair value	$254,380,112	95.36%

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

See accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed postitions	$293,879	$(575,698)	$1,703,119	$(10,725,162)
Change in unrealized gains (losses) on open positions and investments in Partnerships	(4,595,062)	13,095,442	26,970,002	44,526,793
	(4,301,183)	12,519,744	28,673,121	33,801,631
Interest income	169,296	91,622	428,816	588,493
	(4,131,887)	12,611,366	29,101,937	34,390,124
Expenses:
Brokerage commissions including clearing fees of $9,669, $9,967, $30,643 and $82,229, respectively	1,321,654	942,284	3,868,133	2,626,975
Management fees	1,155,286	718,739	3,197,098	1,938,268
Administrative fees	319,360	195,525	880,302	527,586
Incentive fees	—	2,219,153	3,736,128	7,548,870
Other	70,163	127,959	220,164	239,388
	2,866,463	4,203,660	11,901,825	12,881,087
Net income (loss)	(6,998,350)	8,407,706	17,200,112	21,509,037
Additions — Limited Partners	36,906,000	12,685,000	93,056,000	33,149,000
Redemptions — Limited Partners	(5,530,854)	(4,498,709)	(15,906,090)	(13,798,155)
Net increase in Partners' Capital	24,376,796	16,593,997	94,350,022	40,859,882
Partners' Capital, beginning of period	242,415,548	143,049,709	172,442,322	118,783,824
Partners' Capital, end of period	$266,792,344	$159,643,706	$266,792,344	$159,643,706
Net Asset Value per Redeemable Unit (151,882.7966 and 100,077.9500 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,756.57	$1,595.19	$1,756.57	$1,595.19
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(52.10)	$85.53	$145.24	$226.86

See accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(6,998,350)	$8,407,706	$17,200,112	$21,509,037
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(33,979,993)	(41,566,655)	(89,380,243)	(54,602,150)
Proceeds from sale of investment in Partnerships	7,361,390	8,291,546	19,323,372	31,287,879
Net unrealized (appreciation) depreciation on investments in Partnerships	8,306,277	(15,699,557)	(18,801,288)	(44,476,684)
(Increase) decrease in restricted cash	(30,800)	10,511,687	406,277	3,925,443
(Increase) decrease in net unrealized appreciation on open futures positions	(724,146)	3,595,480	(750,979)	2,064,325
(Increase) decrease in interest receivable	(11,510)	76,576	(25,784)	31,582
Accrued expenses:
Increase (decrease) in brokerage commissions	143,298	(196,759)	445,540	(14,593)
Increase (decrease) in management fees	30,912	24,725	131,033	56,037
Increase (decrease) in administrative fees	8,929	6,219	37,604	15,057
Increase (decrease) in incentive fees	(633,539)	(85,216)	(891,826)	1,369,279
Increase (decrease) in other	7,991	(12,378)	76,136	(3,294)
Net cash provided by (used in) operating activities	(26,519,541)	(26,646,626)	(72,230,046)	(38,838,082)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	36,906,000	12,685,000	93,056,000	33,149,000
Payments for redemptions — Limited Partners	(7,884,585)	(5,904,303)	(15,933,287)	(15,706,198)
Net cash provided by (used in) financing activities	29,021,415	6,780,697	77,122,713	17,442,802
Net change in cash	2,501,874	(19,865,929)	4,892,667	(21,395,280)
Unrestricted cash, at beginning of period	10,936,888	29,284,471	8,546,095	30,813,822
Unrestricted cash, at end of period	$13,438,762	$9,418,542	$13,438,762	$9,418,542
Non Cash Financing activities:
Contribution of open commodity futures and forward positions	$—	$(3,662,925)	$—	$(3,662,925)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

1.    General:

Salomon Smith Barney Orion Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York on March 22, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Citigroup Managed Futures LLC, a Delaware limited liability company, is the Partnership's general partner and commodity pool operator (‘‘the General Partner’’). The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2006, all trading decisions are made by Willowbridge Associates Inc. (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management Inc.) (‘‘AAA’’), (collectively, the ‘‘Advisors’’). Willowbridge trades both the Willowbridge Argo and Willowbridge Vulcan trading programs for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(42.65)	$117.57	$205.80	$329.25
Interest income	1.15	0.93	3.21	6.30
Expenses**	(10.60)	(32.97)	(63.77)	(108.69)
Increase (decrease) for the period	(52.10)	85.53	145.24	226.86
Net Asset Value per Redeemable Unit, beginning of period	1,808.67	1,509.66	1,611.33	1,368.33
Net Asset Value per Redeemable Unit, end of period	$1,756.57	$1,595.19	$1,756.57	$1,595.19

*	Includes Partnership brokerage commissions.

**	Excludes Partnership brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(4.3)%	(5.0)%	(4.6)%	(4.7)%
Operating expenses	4.5%	5.3%	4.8%	5.3%
Incentive fees	—%	1.5%	1.7%	5.6%
Total expenses	4.5%	6.8%	6.5%	10.9%
Total return:
Total return before incentive fees	(2.9)%	7.1%	10.5%	22.1%
Incentive fees	—%	(1.4)%	(1.5)%	(5.5)%
Total return after incentive fees	(2.9)%	5.7%	9.0%	16.6%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $842,105 and $2,057,458, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2006 and December 31, 2005 were $995,754 and $244,775, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

On November 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

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

AAA Master's, Willowbridge Master's and Winton Master's (the ‘‘Funds’’) commodity broker is CGM. CGM is an affiliate of the Managing Member/General Partner.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

AAA Master's, Willowbridge Master's and Winton Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. All engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from AAA Master, Willowbridge Master or Winton Master in multiples of the Net Asset Value per redeemable unit of non-managing limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by AAA Master, Willowbridge Master and Winton Master. All other fees including CGM's direct brokerage commission shall be borne by the Partnership.

As of September 30, 2006 and December 31, 2005 the Partnership owns 9.3% and 6.9%, respectively of AAA Master. As of September 30, 2006 and December 31, 2005 the Partnership owns 31.7% and 25.9% of Willowbridge Master. As of September 30, 2006 and December 31, 2005 the Partnership owns 40.0% and 30.5%, respectively of Winton Master. It is AAA's, Willowbridge's and Winton's intend to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of AAA Master, Willowbridge Master and Winton Master.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following table.

	September 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
AAA Master	$1,250,379,878	$260,954,070	$989,425,808	Energy Markets	Monthly
Willowbridge Master	$186,164,106	913,159	185,250,947	Commodity Portfolio	Monthly
Winton Master	255,612,473	1,242,389	254,370,084	Commodity Portfolio	Monthly
Total	$1,692,156,457	$263,109,618	$1,429,046,839

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
AAA Master	$1,253,296,106	$299,213,954	$954,082,152	Energy Markets	Monthly
Willowbridge Master	170,157,028	474,977	169,682,051	Commodity Portfolio	Monthly
Winton Master	182,130,723	3,524,134	178,606,589	Commodity Portfolio	Monthly
Total	$1,605,583,857	$303,213,065	$1,302,370,792

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

Summarized information reflecting the Partnership's investments in, and the operations of, the Funds are as shown in the following table.

	September 30, 2006		For the three months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
				Commissions	Other
SB AAA Master Fund LLC	34.65%	$92,431,202	$(7,666,230)	$68,328	$9,482	$(7,744,040)	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	22.14%	59,063,338	(915,585)	48,531	2,673	(966,789)	Commodity Portfolio	Monthly
CMF Winton Master LP	38.20%	101,889,818	3,461,539	69,334	586	3,391,619	Commodity Portfolio	Monthly
Total		$253,384,358	$(5,120,276)	$186,193	$12,741	$(5,319,210)

	September 30, 2006		For the nine months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
				Commissions	Other
SB AAA Master Fund LLC	34.65%	$92,431,202	$14,652,112	$74,701	$25,935	$14,551,476	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	22.14%	59,063,338	3,057,688	140,143	7,210	2,910,335	Commodity Portfolio	Monthly
CMF Winton Master LP	38.20%	101,889,818	9,014,903	256,602	1,097	8,757,204	Commodity Portfolio	Monthly
Total		$253,384,358	$26,724,703	$471,446	$34,242	$26,219,015

	December 31, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
				Commissions	Other
SB AAA Master Fund LLC	38.47%	$66,336,443	$12,214,350	$317,099	$8,906	$11,888,345	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	25.46%	43,902,732	1,620,275	44,814	3,275	1,572,186	Commodity Portfolio	Monthly
CMF Winton Master LP	31.48%	54,287,024	(321,949)	105,671	4,916	(432,536)	Commodity Portfolio	Monthly
Total		$164,526,199	$13,512,676	$467,584	$17,097	$13,027,995

	December 31, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
				Commissions	Other
SB AAA Master Fund LLC	38.47%	$66,336,443	$36,616,847	$957,089	$21,744	$35,638,014	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	25.46%	43,902,732	1,620,275	44,814	3,275	1,572,186	Commodity Portfolio	Monthly
CMF Winton Master LP	31.48%	54,287,024	5,976,618	243,303	15,327	5,717,988	Commodity Portfolio	Monthly
Total		$164,526,199	$44,213,740	$1,245,206	$40,346	$42,928,188

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments, at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments' including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Funds' assets is CGM.

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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's Capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership Capital increased 54.7% from $172,442,322 to $266,792,344. This increase was attributable to net income from operations of $17,200,112 coupled with additional sales of 53,898.1829 Redeemable Units of Limited Partnership totaling $93,056,000, which was partially offset by the redemption of 9,033.7017 Redeemable Units resulting in an outflow of $15,906,090. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 2.9% from $1,808.67 to $1,756.57 as compared to an increase of 5.7% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $4,301,183. Losses were primarily attributable to the Partnership's trading of currencies, energy, grains, non-U.S. interest rates, livestock and metals and were partially offset by gains in U.S. interest rates, softs, and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $12,519,744. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, grains, metals and indices, and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock, lumber and softs.

The third quarter presented a challenging investment landscape for the Advisors. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets. Gains earned in U.S. interest rates, soft commodities, and equity indices were offset by losses in currencies, metals, and energy.

The Advisors were profitable in trading soft commodities, especially in sugar and cotton, as reports suggesting record production of new crops resulted in price declines. Buoyant global equity markets were also beneficial for the fund as falling bond yields and energy prices supported global equity valuations. While small losses were realized in the global fixed income markets, trading in U.S. interest rates was profitable as the slowing housing market and deteriorating consumer spending further strengthened the perception that the U.S. monetary policy had changed course.

Losses were taken in energy, metals, and currency trading. Trading in the petroleum sector was adversely impacted by a larger than expected decline in oil and gasoline prices, sharp fluctuations in the relationship between prices of oil and refined products, and continued compression of price volatility in the sector. In natural gas trading, rising price volatility in nearby contract months coupled with price weakness in longer dated contracts produced losses for the sector. The fund posted gains from trading in Japanese Yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. However, these gains were insufficient to offset losses from trading in Euro and Swiss Franc. Gains from the industrial metals only partially offset losses in precious metals where prices reflected unfavorable trading ranges and sharp price reversals.

During the nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit increased 9.0% from $1,611.33 to $1,756.57 as compared to an increase of 16.6% during the nine months ended September 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2006 of $28,673,121. Gains were primarily attributable to the Partnership's trading of energy, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, grains, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2005 of $33,801,631. Gains were primarily attributable to the Partnership's trading of commodity futures in energy, indices and lumber and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations. AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even stronger. AAA occasionally establishes positions that are counter-trend.

Interest income is earned on 100% of the Partnership's average daily equity allocated to it by the funds in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended September 30, 2006 increased by $77,674 as compared to the corresponding period in 2005. The increase in interest income is primarily due to higher interest rates during the three months ended September 30, 2006 as compared to the corresponding period in 2005. Interest income for the nine months ended September 30, 2006 decreased $159,677 as compared to the corresponding period in 2005. The decrease in interest income for the nine months ended September 30, 2006 was due to lower average net assets held for direct trading by the partnership when compared to the corresponding period in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 as compared to 2005.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and nine months ended September 30, 2006 increased by $379,370 and $1,241,158, as compared to the corresponding periods in 2005. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 increased by $436,547 and $1,258,830, as compared to the corresponding periods in 2005. The increase of management fees is due to an increase in net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2006 increased by $123,835 and $352,716, as compared to the corresponding periods in 2005. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $3,736,128, respectively. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $2,219,153 and $7,548,870, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of September 30, 2006 and the highest, lowest and average value during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2006, the Partnership's total capitalization was $266,792,344. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$110,857	0.04%	$314,937	$25,300	$102,788
Energy	448,500	0.17%	1,831,500	228,600	598,500
Grains	45,712	0.02%	108,900	14,400	56,137
Interest Rates U.S.	69,000	0.02%	138,600	4,500	92,800
Interest Rates Non-U.S.	173,522	0.07%	364,135	69,368	237,752
Livestock	10,200	0.00%**	10,200	10,200	10,200
Metals:
– Exchange Traded Contracts	57,500	0.02%	195,500	57,500	77,833
Softs	42,250	0.02%	151,800	13,500	46,083
Total	$957,541	0.36%

* Average month-end Values at Risk

** Due to rounding

As of September 30, 2006, AAA Master's total capitalization was $989,425,808. The partnership owned 9.3% of AAA Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$80,290,980	8.11%	$85,359,642	$52,516,591	$67,201,456
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Total	$85,011,026	8.59%

* Average month-end Values at Risk

As of September 30, 2006, Willowbridge Master's total capitalization was $185,250,947. The Partnership owned 31.7% of Willowbridge Master.

September 30, 2006
(Unaudited)

			Three months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$3,743,173	2.02%	$7,745,700	$1,121,900	$3,886,457
Energy	7,176,000	3.87%	10,936,000	3,976,500	8,088,500
Grains	1,527,200	0.82%	1,527,200	289,200	1,087,195
Interest Rates U.S.	3,864,000	2.09%	3,864,000	362,000	3,192,600
Interest Rates Non-U.S.	9,439,773	5.10%	9,499,826	650,146	6,337,231
Metals:
– Exchange Traded Contracts	920,000	0.49%	3,258,000	920,000	1,392,667
Softs	864,800	0.47%	1,048,800	144,800	821,333
Total	$27,534,946	14.86%

* Average month-end Values at Risk

As of September 30, 2006, Winton Master's total capitalization was $254,370,084. The Partnership owned 40.0% of Winton Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$4,037,796	1.59%	$4,838,344	$2,506,658	$4,016,334
Energy	588,575	0.23%	3,465,600	588,575	1,996,647
Grains	551,952	0.22%	591,674	188,657	452,208
Interest Rates U.S.	4,545,650	1.79%	4,545,650	332,923	3,203,058
Interest Rates Non-U.S.	8,481,585	3.33%	8,481,585	3,996,398	6,663,421
Livestock	110,343	0.04%	183,465	78,165	142,568
Metals:
– Exchange Traded Contracts	701,250	0.28%	1,067,170	405,020	849,593
– OTC Contracts	2,525,950	0.99%	2,764,433	1,721,910	2,319,815
Indices	12,465,611	4.90%	12,465,611	3,187,773	7,609,794
Lumber	1,100	0.00%**	1,800	1,100	1,100
Softs	597,876	0.24%	753,230	409,900	489,692
Total	$34,607,688	13.61%

* Average month-end Values at Risk

** Due to rounding.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2006 there were additional sales of 21,055.5706 Redeemable Units of Limited Partnership totaling $36,906,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 − July 31, 2006	1,056.8425	$1,733.29	N/A	N/A
August 1, 2006 − August 31, 2006	1,634.1401	$1,713.84	N/A	N/A
September 1, 2006 − September 30, 2006	511.4423	$1,756.57	N/A	N/A
	3,202.4249	$1,734.57	N/A	N/A

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006