Form 10-Q
period 2007-03-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2007-05-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

Yes         No  X

As of April 30, 2007, 189,496.7701 Limited Partnership Units were outstanding.

Salomon Smith Barney Orion Futures Fund L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$298,935,876	$294,091,565
Equity in commodity futures trading account:
Cash (restricted $2,562,141 and $1,703,865 in 2007 and 2006, respectively) in commodity futures trading account	19,123,821	17,999,546
Net unrealized appreciation on open futures positions	1,725,858	989,565
	319,785,555	313,080,676
Interest receivable	84,218	75,663
	$319,869,773	$313,156,339

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,175,183	$1,208,912
Management fees	481,176	471,642
Administrative fees	132,731	129,931
Incentive fees	—	1,098,712
Other	141,160	111,498
Redemptions payable	1,952,006	1,737,566
	3,882,256	4,758,261

Partners’ Capital:
General Partner, 428.9590 and 865.3542 Unit equivalents outstanding in 2007 and 2006, respectively	737,350	1,581,686
Limited Partners, 183,398.8325 and 167,862.2467 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	315,250,167	306,816,392
	315,987,517	308,398,078
	$319,869,773	$313,156,339

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$73,249	0.02%
Energy	678,701	0.21
Grains	24,440	0.01
Metals	552,680	0.18
Softs	52,665	0.02
Total futures contracts purchased	1,381,735	0.44
Futures Contracts Sold
Grains	114,185	0.04
Interest Rates U.S.	82,981	0.02
Interest Rates Non-U.S.	140,760	0.04
Livestock	(9,690)	(0.00)*
Metals	(68,425)	(0.02)
Softs	84,312	0.03
Total futures contracts sold	344,123	0.11
Investment in Partnerships
SB AAA Master Fund LLC	128,299,103	40.60
CMF Willowbridge Argo Master Fund LP	50,738,184	16.06
CMF Winton Master LP	119,898,589	37.94
Total investment in Partnerships	298,935,876	94.60
Total fair value	$300,661,734	95.15%

Percentages are based on Partners’ Capital unless otherwise indicated.
* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

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

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed postitions	$105,929	$(382,185)
Change in unrealized gains (losses) on open positions and investments in Partnerships	(16,604,186)	17,639,758
	(16,498,257)	17,257,573
Interest income	246,448	110,952
	(16,251,809)	17,368,525
Expenses:
Brokerage commissions including clearing fees of $16,157 and $10,426, respectively	1,614,353	1,421,104
Management fees	1,447,206	923,919
Administrative fees	399,899	253,829
Incentive fees	—	3,102,589
Other	46,647	75,000
	3,508,105	5,776,441
Net income (loss)	(19,759,914)	11,592,084
Additions — Limited Partners	39,596,000	31,509,000
Redemptions — Limited Partners	(11,496,514)	(3,568,505)
Redemptions — General Partner	(750,133)	—
Net increase in Partners’ Capital	7,589,439	39,532,579
Partners’ Capital, beginning of period	308,398,078	172,442,322
Partners’ Capital, end of period	$315,987,517	$211,974,901
Net Asset Value per Unit (183,827.7915 and 124,009.1739 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$1,718.93	$1,709.35
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(108.86)	$98.02

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(19,759,914)	$11,592,084
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(38,381,120)	(31,509,000)
Proceeds from sale of investment in Partnerships	16,196,329	6,326,581
Net unrealized (appreciation) depreciation on investment in Partnerships	17,340,480	(16,737,679)
(Increase) decrease in restricted cash	(858,276)	80,983
(Increase) decrease in net unrealized appreciation on open futures positions	(736,293)	(727,270)
(Increase) decrease in interest receivable	(8,555)	(5,101)
Accrued expenses:
Increase (decrease) in brokerage commissions	(33,729)	291,792
Increase (decrease) in management fees	9,534	53,793
Increase (decrease) in administrative fees	2,800	16,062
Increase (decrease) in incentive fees	(1,098,712)	2,210,763
Increase (decrease) in other	29,662	75,000
Net cash provided by (used in) operating activities	(27,297,794)	(28,331,992)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	39,596,000	31,509,000
Payments for redemptions — Limited Partners	(11,282,074)	(3,482,851)
Payments for redemptions — General Partner	(750,133)	—
Net cash provided by (used in) financing activities	27,563,793	28,026,149
Net change in unrestricted cash	265,999	(305,843)
Unrestricted cash, at beginning of period	16,295,681	8,546,095
Unrestricted cash, at end of period	$16,561,680	$8,240,252

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) and 106 Unit equivalents representing the general partner’s contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC a Delaware Limited Liability Company, is the Partnership’s general partner and commodity pool operator (‘‘the General Partner’’). The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of March 31, 2007, all trading decisions are made by Willowbridge Associates Inc., (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’), (each an ‘‘Advisor’’ and, collectively, the ‘‘Advisors’’). Willowbridge Associates Inc. trades both the Willowbridge Argo and Willowbridge Vulcan trading programs for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(99.65)	$133.89
Interest income	1.37	0.93
Expenses**	(10.58)	(36.80)
Increase (decrease) for the period	(108.86)	98.02
Net Asset Value per Redeemable Unit, beginning of period	1,827.79	1,611.33
Net Asset Value per Redeemable Unit, end of period	$1,718.93	$1,709.35

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Ratios to average net assets:***
Net investment loss before incentive fees****	(4.2)%	(5.4)%
Operating expense	4.6%	5.6%
Incentive fees	—%	1.6%
Total expenses	4.6%	7.2%
Total return:
Total return before incentive fees	(6.0)%	7.6%
Incentive fees	—%	(1.5)%
Total return after incentive fees	(6.0)%	6.1%

***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)
The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31,

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2006, based on a monthly calculation, were $1,106,621 and $821,870, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2007 and December 31, 2006 were $1,725,858 and $989,565, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

4.    Investment in Partnerships:

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

On November 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge Argo for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 Units of Willowbridge Master with cash of $29,866,194 and a contribution of open commodity futures and forward positions with a fair vale of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the ‘‘Funds’’) commodity broker is CGM. CGM is an affiliate of the Managing Member/General Partner.

The Funds trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. All engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of non-managing/limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At March 31, 2007 and December 31, 2006 the Partnership owned 13.3% and 11.6%, respectively of AAA Master. At March 31, 2007 and December 31, 2006 the Partnership owned 37.2% and 33.9% of Willowbridge Master. At March 31, 2007 and December 31, 2006 the Partnership owned 40.7% and 42.3%, respectively of Winton Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	March 31, 2007
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
AAA Master	$1,155,604,607	$190,393,836	$965,210,771
Willowbridge Master	136,437,832	543,572	135,894,260
Winton Master	295,161,432	1,511,488	293,649,944
Total	$1,587,203,871	$192,448,896	$1,394,754,975

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
AAA Master	$1,140,709,291	$147,349,392	$993,359,899
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Total	$1,601,524,876	$151,713,689	$1,449,811,187

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2007		For the three months ended March 31, 2007
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
AAA Master	40.60%	$128,299,103	$1,030,754	$104,839	$13,183	$912,732	Energy Markets	Monthly
Willowbridge Master	16.06%	50,738,184	(10,946,493)	53,718	3,278	(11,003,489)	Commodity Portfolio	Monthly
Winton Master	37.94%	119,898,589	(7,129,139)	116,150	4,434	(7,249,723)	Commodity Portfolio	Monthly
Total		$298,935,876	$(17,044,878)	$274,707	$20,895	$(17,340,480)

	March 31, 2006		For the three months ended March 31, 2006
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
AAA Master	37.53%	$115,735,742	$17,158,316	$88,542	$7,828	$17,061,946	Energy Markets	Monthly
Willowbridge Master	20.24%	62,429,347	(4,291,391)	40,574	2,192	(4,334,157)	Commodity Portfolio	Monthly
Winton Master	37.59%	115,926,476	4,119,642	109,241	511	4,009,890	Commodity Portfolio	Monthly
Total		$294,091,565	$16,986,567	$238,357	$10,531	$16,737,679

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership and Funds have concentration risk because the sole counterparty or broker with respect to the Partnership’s and Funds’ assets is CGM.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

The General Partner monitors and controls the Partnership’s and Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s and Fund’s businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s only assets are its (i) investment in Partnership (ii) equity in its commodity futures trading account consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital increased 2.5% from $308,398,078 to $315,987,517. This increase was attributable to additional sales of 21,948.5373 Redeemable Units of Limited Partnership totaling $39,596,000, which was partially offset by a net loss from operations of $19,759,914 coupled with the redemption of 6,411.9515 Redeemable Units resulting in an outflow of $11,496,514 and 436.3952 General Partner Unit equivalents totaling $750,133. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by Partnership/Funds’ are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. The value of the Partnership’s investments in other Partnerships reflects the Partnership’s proportional interest in other Partnerships. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact on the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007, the Net Asset Value per Redeemable Unit decreased 6.0% from $1,827.79 to $1,718.93 as compared to an increase of 6.1% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees in the first quarter of 2007 of $16,498,257. Losses were primarily attributable to the Partnership’s trading of currencies, grains, metals, indices, softs, U.S. and non-U.S. interest rates and were partially offset by gains in energy. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $17,257,573. Gains were primarily attributable to the Partnership’s trading of energy, metals, indices and U.S. interest rates and were partially offset by losses in currencies, grains, livestock, non-U.S. interest rates and softs.

The slowing of the U.S. economy continued to weight on the markets as equity prices showed little change amid a significant increase in volatility. In late February, the unanticipated decline of the Shanghai Composite Index triggered a global equity correction as volatility in the financial markets spiked and U.S. recession concerns emerged. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets as correlation between traditionally unrelated markets linked. Losses were realized in trading fixed income, currency, grains and equity indices

The first quarter of 2007 presented a difficult investment landscape for the Advisors. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as Euro, Japanese Yen and British Pounds. In grains, prices in the soybean complex unexpectedly jumped as agricultural data indicated a decline in soybean production this year, rendering losses for the sector. A spike in global equity volatility proved a difficult environment for trading as losses were accumulated in equity indices.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended March 31, 2007 increased by $135,496 as compared to the corresponding period in 2006. The increase is due to the higher average net assets held for direct trading for the partnership when compared to the corresponding period in 2006. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the other partnerships in 2007 as compared to 2006.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three months ended March 31, 2007 increased by $193,249, as compared to the corresponding period in 2006. The increase in commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 increased by $523,287, as compared to the corresponding period in 2006. The increase of management fees is due to an increase in net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2007 increased by $146,070, as compared to the corresponding period in 2006. The increase in administrative fees is due to an increase in net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2007 and 2006 resulted in incentive fees of $0 and $3,102,589, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2007 and the highest, lowest and average value during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2007, the Partnership’s total capitalization was $315,987,517. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$293,250	0.09%	$519,880	$77,319	$306,590
Energy	716,500	0.23%	1,037,000	144,500	525,033
Grains	104,805	0.03%	278,800	29,520	118,035
Interest Rates U.S.	141,100	0.05%	238,000	28,050	135,367
Interest Rates Non-U.S.	178,198	0.06%	951,102	60,816	293,091
Livestock	12,750	0.00%**	19,500	6,750	14,750
Metals:
— Exchange Traded Contracts	355,583	0.11%	663,000	144,000	398,194
Softs	158,500	0.05%	176,800	25,500	94,967
Total	$1,960,686	0.62%

* Average month-end Values at Risk
** Due to rounding

As of March 31, 2007, AAA Master’s total capitalization was $965,210,771. The partnership owned 13.3% of AAA Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$76,713,986	7.95%	$128,567,435	$68,836,939	$73,994,953
Energy Swaps	4,720,046	0.49%	4,720,046	4,720,046	4,720,046
Grains	488,373	0.05%	703,281	203,886	395,247
Total	$81,922,405	8.49%

* Average month-end Values at Risk

As of March 31, 2007, Willowbridge Master’s total capitalization was $135,894,260. The Partnership owned 37.2% of Willowbridge Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$2,801,600	2.06%	$5,763,380	$420,240	$1,975,680
Energy	8,034,000	5.91%	8,034,000	40,000	3,564,083
Grains	1,687,140	1.24%	3,493,200	308,700	1,628,847
Interest Rates Non-U.S.	514,137	0.38%	5,943,062	411,959	3,906,817
Softs	1,040,300	0.77%	1,890,300	429,150	848,517
Total	$14,077,177	10.36%

* Average month-end Values at Risk

As of March 31, 2007, Winton Master’s total capitalization was $293,649,944. The Partnership owned 40.7% of Winton Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$3,237,968	1.10%	$5,056,166	$2,357,912	$3,914,372
Energy	681,900	0.23%	3,410,100	572,331	1,654,250
Grains	1,718,967	0.59%	1,757,983	205,952	916,062
Indices	9,356,423	3.19%	21,980,908	4,520,875	16,720,114
Interest Rates Non-U.S.	4,608,649	1.57%	14,321,882	2,187,980	8,696,932
Interest Rates U.S.	1,125,900	0.38%	6,736,650	186,722	2,355,658
Livestock	92,445	0.03%	192,325	65,755	106,225
Lumber	2,200	0.00%**	2,200	1,100	1,467
Metals:
—Exchange Traded Contracts	572,560	0.19%	916,110	432,890	677,910
—OTC Contracts	1,350,806	0.46%	4,430,675	1,182,372	1,969,421
Softs	697,638	0.24%	826,639	442,701	690,285
Total	$23,445,456	7.98%

*	Average month-end Values at Risk
**	Due to rounding

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2007 there were additional sales of 21,948.5373 Redeemable Units of Limited Partnership totaling $39,596,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 − January 31, 2007	3,729.6127	$1,822.10	N/A	N/A
February 1, 2007 − February 28, 2007	1,983.1404	$1,764.33	N/A	N/A
March 1, 2007 − March 31, 2007	1,135.5936	$1,718.93	N/A	N/A
Total	6,848.3467	$1,768.45	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007