Form 10-Q
period 2007-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2007-08-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-50271

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC 731 Lexington Avenue – 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)
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

Yes         No  X

As of July 31, 2007, 197,422.3904 Limited Partnership Units were outstanding.

Salomon Smith Barney Orion Futures Fund L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investments in Partnerships, at fair value	$364,596,428	$294,091,565
Equity in commodity futures trading account:
Cash (restricted $1,907,690 and $1,703,865 in 2007 and 2006, respectively) in commodity futures trading account	22,939,310	17,999,546
Net unrealized appreciation on open futures positions	912,184	989,565
	388,447,922	313,080,676
Interest receivable	88,866	75,663
	$388,536,788	$313,156,339

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,303,286	$1,208,912
Management fees	584,248	471,642
Administrative fees	161,292	129,931
Incentive fees	1,777,646	1,098,712
Other	133,349	111,498
Redemptions payable	4,452,332	1,737,566
	8,412,153	4,758,261

Partners’ Capital:
General Partner, 428.9590 and 865.3542 Redeemable Unit equivalents outstanding in 2007 and 2006, respectively	835,942	1,581,686
Limited Partners, 194,630.1442 and 167,862.2467 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	379,288,693	306,816,392
	380,124,635	308,398,078
	$388,536,788	$313,156,339

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$84,060	0.02%
Energy	189,570	0.05
Grains	(52,116)	(0.01)
Metals	1,375	0.00	*
Softs	42,147	0.01
Total futures contracts purchased	265,036	0.07
Futures Contracts Sold
Currencies	(8,250)	(0.00	)*
Energy	171,270	0.05
Grains	15,300	0.00	*
Interest Rates U.S.	134,773	0.03
Interest Rates Non-U.S.	250,985	0.07
Metals	83,070	0.02
Total futures contracts sold	647,148	0.17
Investments in Partnerships
SB AAA Master Fund LLC	150,500,658	39.59
CMF Willowbridge Argo Master Fund LP	67,445,781	17.74
CMF Winton Master LP	146,649,989	38.58
Total investments in Partnerships	364,596,428	95.91
Total fair value	$365,508,612	96.15%

* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$10,537	0.00	%*
Grains	27,975	0.01
Livestock	14,400	0.00	*
Softs	25,725	0.01
Total futures contracts purchased	78,637	0.02

Futures Contracts Sold
Currencies	236,644	0.08
Energy	56,156	0.02
Interest Rates U.S.	109,219	0.03
Interest Rates Non-U.S.	394,209	0.13
Metals	114,700	0.04
Total futures contracts sold	910,928	0.30

Investments in Partnerships
SB AAA Master Fund LLC	115,735,742	37.53
CMF Willowbridge Argo Master Fund LP	62,429,347	20.24
CMF Winton Master LP	115,926,476	37.59
Total investments in Partnerships	294,091,565	95.36

Total fair value	$295,081,130	95.68%
* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains on trading of commodity interests and investments in Partnerships:
Realized gains on closed postitions	$2,590,203	$1,791,425	$2,696,133	$1,409,240
Change in unrealized gains on open positions and investments in Partnerships	46,962,274	13,925,306	30,358,088	31,565,064
	49,552,477	15,716,731	33,054,221	32,974,304
Interest income	273,178	148,568	519,626	259,520
	49,825,655	15,865,299	33,573,847	33,233,824

Expenses:
Brokerage commissions including clearing fees of $13,633, $10,548, $29,790 and $20,974, respectively	1,443,088	1,125,375	3,057,442	2,546,479
Management fees	1,664,689	1,117,893	3,111,895	2,041,812
Administrative fees	459,712	307,113	859,611	560,942
Incentive fees	1,777,646	633,539	1,777,646	3,736,128
Other	39,787	75,001	86,434	150,001
	5,384,922	3,258,921	8,893,028	9,035,362
Net income	44,440,733	12,606,378	24,680,819	24,198,462
Additions — Limited Partners	34,032,000	24,641,000	73,628,000	56,150,000
Redemptions — Limited Partners	(14,335,615)	(6,806,731)	(25,832,129)	(10,375,236)
Redemptions — General Partner	—	—	(750,133)	—
Net increase in Partners’ Capital	64,137,118	30,440,647	71,726,557	69,973,226
Partners’ Capital, beginning of period	315,987,517	211,974,901	308,398,078	172,442,322
Partners’ Capital, end of period	$380,124,635	$242,415,548	$380,124,635	$242,415,548
Net Asset Value per Unit
(195,059.1032 and 134,029.6509 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,948.77	$1,808.67	$1,948.77	$1,808.67

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Redeemable Unit equivalent	$229.84	$99.32	$120.98	$197.34

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$44,440,733	$12,606,378	$24,680,819	$24,198,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investments in Partnerships	(32,226,840)	(23,891,250)	(70,607,960)	(55,400,250)
Proceeds from sale of investments in Partnerships	14,342,235	9,891,254	30,538,565	16,215,560
Net unrealized (appreciation) depreciation on investments in Partnerships	(47,775,947)	(14,625,739)	(30,435,468)	(31,361,143)
(Increase) decrease in restricted cash	654,451	356,094	(203,825)	437,077
(Increase) decrease in net unrealized appreciation on open futures positions	813,674	700,437	77,381	(26,833)
(Increase) decrease in interest receivable	(4,648)	(9,173)	(13,203)	(14,274)
Accrued expenses:
Increase (decrease) in brokerage commissions	128,103	10,450	94,374	302,242
Increase (decrease) in management fees	103,072	46,328	112,606	100,121
Increase (decrease) in administrative fees	28,561	12,613	31,361	28,675
Increase (decrease) in incentive fees	1,777,646	(2,469,050)	678,934	(258,287)
Increase (decrease) in other	(7,811)	(6,855)	21,851	68,145
Net cash provided by (used in) operating activities	(17,726,771)	(17,378,513)	(45,024,565)	(45,710,505)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	34,032,000	24,641,000	73,628,000	56,150,000
Payments for redemptions — Limited Partners	(11,835,289)	(4,565,851)	(23,117,363)	(8,048,702)
Payments for redemptions — General Partner	—	—	(750,133)	—
Net cash provided by (used in) financing activities	22,196,711	20,075,149	49,760,504	48,101,298
Net change in unrestricted cash	4,469,940	2,696,636	4,735,939	2,390,793
Unrestricted cash, at beginning of period	16,561,680	8,240,252	16,295,681	8,546,095
Unrestricted cash, at end of period	$21,031,620	$10,936,888	$21,031,620	$10,936,888

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) and 106 Redeemable Unit equivalents representing the general partner’s contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC, a Delaware limited liability company, is the Partnership’s general partner and commodity pool operator (the ‘‘General Partner’’). The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2007, all trading decisions are made by Willowbridge Associates Inc., (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’) (each an ‘‘Advisor’’ and, collectively, the ‘‘Advisors’’). Willowbridge trades both the Willowbridge Argo and Willowbridge Vulcan trading systems for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation of the current period.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains*	$248.69	$114.56	$149.04	$248.45
Interest Income	1.41	1.13	2.78	2.06
Expenses**	(20.26)	(16.37)	(30.84)	(53.17)
Increase for the period	229.84	99.32	120.98	197.34
Net Asset Value per Redeemable Unit, beginning of period	1,718.93	1,709.35	1,827.79	1,611.33
Net Asset Value per Redeemable Unit, end of period	$1,948.77	$1,808.67	$1,948.77	$1,808.67
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.8)%	(4.2)%	(4.0)%	(4.8)%
Operating expense	4.1%	4.5%	4.3%	5.0%
Incentive fees	0.5%	0.3%	0.5%	1.7%
Total expenses	4.6%	4.8%	4.8%	6.7%
Total return:
Total return before incentive fees	13.9%	6.1%	7.1%	14.0%
Incentive fees	(0.5)%	(0.3)%	(0.5)%	(1.8)%
Total return after incentive fees	13.4%	5.8%	6.6%	12.2%
***	Annualized (other than incentive fees).
****	Interest income less total expenses (exclusive of incentive fees).
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31,

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2006, based on a monthly calculation, were $980,414 and $821,870, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2007 and December 31, 2006, were $912,184 and $989,565, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

4.    Investments in Partnerships:

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

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the partnership is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge Argo for trading were invested in CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash of $29,866,194 and a contribution of open commodity futures and forward positions with a fair value of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the ‘‘Funds’’) commodity broker is CGM. CGM is an affiliate of the managing member/General Partner.

The Funds’ trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. All engage in such trading through commodity brokerage accounts maintained with CGM.

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

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At June 30, 2007 and December 31, 2006, the Partnership owned 14.5% and 11.6%, respectively, of AAA Master. At June 30, 2007 and December 31, 2006, the Partnership owned 39.8% and 33.9% of Willowbridge Master. At June 30, 2007 and December 31, 2006, the Partnership owned 37.8% and 42.3%, respectively, of Winton Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2007
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,272,255,493	$236,573,686	$1,035,681,807
Willowbridge Master	169,272,450	577,466	168,694,984
Winton Master	391,048,128	4,917,702	386,130,426
Total	$1,832,576,071	$242,068,854	$1,590,507,217

	December 31, 2006
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,140,709,291	$147,349,392	$993,359,899
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Total	$1,601,524,876	$151,713,689	$1,449,811,187

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2007		For the three months ended June 30, 2007
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	39.59%	$150,500,658	$13,392,846	$110,412	$14,675	$13,267,759	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	17.74%	67,445,781	16,193,670	46,377	3,568	16,143,725	Commodity Portfolio	Monthly
CMF Winton Master LP	38.58%	146,649,989	18,442,740	74,187	4,090	18,364,463	Commodity Portfolio	Monthly
Total		$364,596,428	$48,029,256	$230,976	$22,333	$47,775,947

	June 30, 2007		For the six months ended June 30, 2007
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	39.59%	$150,500,658	$14,423,601	$215,251	$27,858	$14,180,492	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	17.74%	67,445,781	5,247,176	100,095	6,846	5,140,235	Commodity Portfolio	Monthly
CMF Winton Master LP	38.58%	146,649,989	11,313,602	190,337	8,524	11,114,741	Commodity Portfolio	Monthly
Total		$364,596,428	$30,984,379	$505,683	$43,228	$30,435,468

	December 31, 2006		For the three months ended June 30, 2006
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	37.53%	$115,735,742	$5,160,026	$94,913	$8,625	$5,056,488	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	20.24%	62,429,347	8,266,939	51,038	2,345	8,213,556	Commodity Portfolio	Monthly
CMF Winton Master LP	37.59%	115,926,476	1,433,722	78,027	—	1,355,695	Commodity Portfolio	Monthly
Total		$294,091,565	$14,860,687	$223,978	$10,970	$14,625,739

	December 31, 2006		For the six months ended June 30, 2006
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	37.53%	$115,735,742	$22,318,342	$183,455	$16,453	$22,118,434	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	20.24%	62,429,347	3,973,273	91,612	4,537	3,877,124	Commodity Portfolio	Monthly
CMF Winton Master LP	37.59%	115,926,476	5,553,364	187,268	511	5,365,585	Commodity Portfolio	Monthly
Total		$294,091,565	$31,844,979	$462,335	$21,501	$31,361,143

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and Funds have concentration risk because the sole counterparty or broker with respect to the Partnership’s and Funds’ assets is CGM.

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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s and Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s only assets are its (i) investments in Partnerships (ii) equity in its commodity futures trading account consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital increased 23.3% from $308,398,078 to $380,124,635. This increase was attributable to net income from operations of $24,680,819 coupled with additional sales of 40,738.0528 Redeemable Units of Limited Partnership totaling 73,628,000, which was partially offset by the redemption of 13,970.1553 Redeemable Units resulting in an outflow of $25,832,129 and 436.3952 General Partner Unit equivalents totaling $750,133. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. The value of the Partnership’s investments in other Partnerships reflects the Partnership’s proportional interest in other Partnerships. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, FAIR VALUE MEASUREMENTS. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value per Redeemable Unit increased 13.4% from $1,718.93 to $1,948.77 as compared to an increase of 5.8% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees in the second quarter of 2007 of $49,552,477. Gains were primarily attributable to the Fund’s trading of currencies, energy, grains, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in metals, livestock, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $15,716,731. Gains were primarily attributable to the Fund’s trading of currencies, energy, U.S. and non-U.S. interest rates, and metals and were partially offset by losses in grains, livestock, softs and indices.

Favorable trading conditions during the second quarter of 2007, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income markets, energy and currency were more than sufficient to offset small losses accumulated in trading metals and soft commodities.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Gains were realized from trading in fixed income markets domestically and globally on stronger than expected economic data and increased inflationary pressures. In the energy market, profits were earned from fundamental trading across the petroleum complex, especially in gasoline and natural gas futures. Profits were earned in trading currency as trends in the Japanese yen, the New Zealand dollar and the Pound Sterling persisted.

Slightly offsetting gains were losses in metals and soft commodities. Losses were taken in metals as the U.S. dollar unexpectedly strengthened in May and signs of slowing Chinese economic growth caused prices to move erratically. Soft commodities prices were dominated by sharp reversals, especially in cocoa and coffee, resulting in losses for the sector.

During the six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 6.6% from $1,827.79 to $1,948.77 as compared to an increase of 12.2% during the six months ended June 30, 2006. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2007 of $33,054,221. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, non-U.S. interest rates, currencies, and indicies and were partially offset by losses in grains, livestock, U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2006 of $32,974,304. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, U.S. and non U.S. interest rates, metals and indices and were partially offset by losses in currencies, grains, livestock and softs.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations. As opposed to the other Advisors, AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even stronger. AAA occasionally establishes positions that are counter-trend.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2007 increased by $124,610 and $260,106 as compared to the corresponding periods in 2006. The increase is due to the higher average net assets held for direct trading for the Partnership when compared to the corresponding periods in 2006. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the other partnerships in 2007 as compared to 2006.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and six months ended June 30, 2007 increased by $317,713 and $510,963, as compared to the corresponding periods in 2006. The increase in commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 increased by $546,796 and $1,070,083, as compared to the corresponding periods in 2006. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 increased by $152,599 and $298,669, as compared to the corresponding periods in 2006. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $1,777,646. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $633,539 and $3,736,128, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds open positions and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Fund’s speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicates the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2007 and the highest, lowest and average value during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. As of June 30, 2007, the Partnership’s total capitalization was $380,124,635. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$172,125	0.05%	$354,777	$78,555	$163,618
Energy	473,400	0.13%	832,000	98,000	291,967
Grains	89,550	0.02%	158,400	28,350	93,550
Interest Rates U.S.	124,200	0.03%	185,500	13,054	78,733
Interest Rates Non-U.S.	291,039	0.08%	345,942	118,088	249,555
Metals:
— Exchange Traded Contracts	297,000	0.08%	516,750	45,000	256,500
Softs	55,800	0.01%	229,800	32,400	62,267
Total	$1,503,114	0.40%
* Average month-end Values at Risk

As of June 30, 2007, AAA Master’s total capitalization was $1,035,681,807. The Partnership owned 14.5% of AAA Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$78,555,966	7.59%	$85,311,921	$65,718,285	$73,529,778
Energy Swaps	4,720,046	0.46%	4,720,046	4,720,046	4,720,046
Grains	460,875	0.04%	800,333	211,209	444,899
Total	$83,736,887	8.09%
* Average month-end Values at Risk

As of June 30, 2007, Willowbridge Master’s total capitalization was $168,694,984. The Partnership owned 39.8% of Willowbridge Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$3,189,836	1.89%	$5,480,328	$2,665,600	$3,958,243
Energy	5,049,600	2.99%	11,515,000	2,275,050	5,155,200
Grains	820,800	0.49%	1,621,620	483,840	662,240
Interest Rates U.S.	2,649,000	1.57%	3,312,000	528,000	1,907,000
Interest Rates Non-U.S.	6,208,816	3.68%	7,731,444	1,711,761	6,524,384
Livestock	144,000	0.09%	148,500	4,500	48,000
Metals:
– Exchange Traded Contracts	1,248,000	0.74%	4,047,000	768,000	2,551,333
Softs	595,200	0.35%	1,244,600	249,600	689,933
Total	$19,905,252	11.80%
*	Average of month-end Values at Risk

As of June 30, 2007, Winton Master’s total capitalization was $386,130,426. The Partnership owned 37.8% of Winton Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$3,908,381	1.01%	$4,966,647	$3,372,271	$4,151,347
Energy	1,263,912	0.33%	1,520,262	766,962	1,253,446
Grains	1,598,280	0.41%	1,761,864	1,269,309	1,495,152
Interest Rates U.S.	7,743,898	2.01%	3,214,600	178,160	1,577,895
Interest Rates Non-U.S.	1,279,300	0.33%	9,740,034	5,561,866	7,876,534
Livestock	92,065	0.02%	95,785	16,176	74,861
Lumber	1,100	0.00%**	2,200	1,100	1,100
Metals:
– Exchange Traded Contracts	577,230	0.15%	1,046,820	577,230	764,360
– OTC Contracts	1,797,497	0.47%	2,373,605	1,387,850	1,955,157
Softs	1,068,674	0.28%	1,110,995	739,983	948,868
Indices	8,891,528	2.30%	11,623,923	6,709,777	9,466,436
Total	$28,221,865	7.31%
*	Average of month-end Values at Risk
**	Due to rounding

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A. ‘‘Risk Factors’’ in the Partnerships Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2007 there were additional sales to Limited Partners of 18,789.5155 Redeemable Units of Limited Partnership totaling $34,032,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 − April 30, 2007	1,270.5998	$1,822.99	N/A	N/A
May 1, 2007 − May 31, 2007	4,002.9158	$1,890.37	N/A	N/A
June 1, 2007 − June 30, 2007	2,284.6882	$1,948.77	N/A	N/A
	7,558.2038	$1,887.38
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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007