Form 10-Q
period 2007-09-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2007-11-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

Yes         No  X

As of October 31, 2007, 204,156.2475 Limited Partnership Redeemable Units were outstanding.

Salomon Smith Barney Orion Futures Fund L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investments in Partnerships, at fair value	$390,442,476	$294,091,565
Equity in commodity futures trading account:
Cash (restricted $2,250,941 and $1,703,865 in 2007 and 2006, respectively)	27,565,067	17,999,546
Net unrealized appreciation on open futures positions	2,374,781	989,565
	420,382,324	313,080,676
Interest receivable	92,960	75,663
	$420,475,284	$313,156,339

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$981,809	$1,208,912
Management fees	632,010	471,642
Administrative fees	174,778	129,931
Incentive fees	1,591,521	1,098,712
Other	27,321	111,498
Redemptions payable	5,359,223	1,737,566
	8,766,662	4,758,261

Partners’ Capital:
General Partner, 428.9590 and 865.3542 Redeemable Unit equivalents outstanding in 2007 and 2006, respectively	858,557	1,581,686
Limited Partners, 205,272.3230 and 167,862.2467 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	410,850,065	306,816,392
	411,708,622	308,398,078
	$420,475,284	$313,156,339

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$610,512	0.15%
Energy	322,890	0.08
Grains	779,067	0.19
Metals	546,852	0.13
Softs	151,885	0.04
Total futures contracts purchased	2,411,206	0.59
Futures Contracts Sold
Interest Rates Non-U.S.	(36,425)	(0.01)
Investments in Partnerships
SB AAA Master Fund LLC	161,033,698	39.11
CMF Willowbridge Argo Master Fund LP	68,126,544	16.55
CMF Winton Master LP	161,282,234	39.17
Total investments in Partnerships	390,442,476	94.83
Total fair value	$392,817,257	95.41%

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

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investments in Partnerships:
Net realized gains on closed postitions	$3,251,325	$293,881	$5,947,460	$1,703,127
Change in net unrealized gains (losses) on open positions and investments in Partnerships	12,590,212	(4,595,064)	42,948,298	26,969,994
	15,841,537	(4,301,183)	48,895,758	28,673,121
Interest income	282,958	169,296	802,584	428,816
	16,124,495	(4,131,887)	49,698,342	29,101,937

Expenses:
Brokerage commissions including clearing fees of $10,299, $9,669, $40,089 and $30,643, respectively	1,009,216	1,321,654	4,066,658	3,868,133
Management fees	1,809,743	1,155,286	4,921,638	3,197,098
Administrative fees	499,292	319,360	1,358,903	880,302
Incentive fees	1,591,521	—	3,369,167	3,736,128
Other	65,329	70,163	151,763	220,164
	4,975,101	2,866,463	13,868,129	11,901,825
Net income (loss)	11,149,394	(6,998,350)	35,830,213	17,200,112
Additions — Limited Partners	30,108,000	36,906,000	103,736,000	93,056,000
Redemptions — Limited Partners	(9,673,407)	(5,530,854)	(35,505,536)	(15,906,090)
Redemptions — General Partner	—	—	(750,133)	—
Net increase in Partners’ Capital	31,583,987	24,376,796	103,310,544	94,350,022
Partners’ Capital, beginning of period	380,124,635	242,415,548	308,398,078	172,442,322
Partners’ Capital, end of period	$411,708,622	$266,792,344	$411,708,622	$266,792,344
Net Asset Value per Redeemable Unit (205,701.2820 and 151,882.7966 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$2,001.49	$1,756.57	$2,001.49	$1,756.57

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Redeemable Unit equivalent	$52.72	$(52.10)	$173.70	$145.24

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$11,149,394	$(6,998,350)	$35,830,213	$17,200,112
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of investments in Partnerships	(28,328,890)	(33,979,993)	(98,936,850)	(89,380,243)
Proceeds from sale of investments in Partnerships	13,610,457	10,348,457	44,149,021	26,741,099
Net unrealized (appreciation) depreciation on investments in Partnerships	(11,127,615)	5,319,210	(41,563,082)	(26,219,015)
(Increase) decrease in restricted cash	(343,251)	(30,800)	(547,076)	406,277
(Increase) decrease in net unrealized appreciation on open futures positions	(1,462,597)	(724,146)	(1,385,216)	(750,979)
(Increase) decrease in interest receivable	(4,094)	(11,510)	(17,297)	(25,784)
Accrued expenses:
Increase (decrease) in brokerage commissions	(321,477)	143,298	(227,103)	445,540
Increase (decrease) in management fees	47,762	30,912	160,368	131,033
Increase (decrease) in administrative fees	13,486	8,929	44,847	37,604
Increase (decrease) in incentive fees	(186,125)	(633,539)	492,809	(891,826)
Increase (decrease) in other	(106,028)	7,991	(84,177)	76,136
Net cash used in operating activities	(17,058,978)	(26,519,541)	(62,083,543)	(72,230,046)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	30,108,000	36,906,000	103,736,000	93,056,000
Payments for redemptions — Limited Partners	(8,766,516)	(7,884,585)	(31,883,879)	(15,933,287)
Payments for redemptions — General Partner	—	—	(750,133)	—
Net cash provided by financing activities	21,341,484	29,021,415	71,101,988	77,122,713
Net change in unrestricted cash	4,282,506	2,501,874	9,018,445	4,892,667
Unrestricted cash, at beginning of period	21,031,620	10,936,888	16,295,681	8,546,095
Unrestricted cash, at end of period	$25,314,126	$13,438,762	$25,314,126	$13,438,762

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

1.    General:

Salomon Smith Barney Orion Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership that was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Citigroup Managed Futures LLC, a Delaware limited liability company, is the Partnership’s general partner and commodity pool operator (the ‘‘General Partner’’). The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2007, all trading decisions are made by Willowbridge Associates Inc., (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’) (each an ‘‘Advisor’’ and, collectively, the ‘‘Advisors’’). Willowbridge trades both the Willowbridge Argo and Willowbridge Vulcan trading systems for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations, changes in Partners’ Capital and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation of the current period.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$70.74	$(42.65)	$219.78	$205.80
Interest income	1.40	1.15	4.18	3.21
Expenses**	(19.42)	(10.60)	(50.26)	(63.77)
Increase (decrease) for the period	52.72	(52.10)	173.70	145.24
Net Asset Value per Redeemable Unit, beginning of period	1,948.77	1,808.67	1,827.79	1,611.33
Net Asset Value per Redeemable Unit, end of period	$2,001.49	$1,756.57	$2,001.49	$1,756.57
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.1)%	(4.3)%	(3.7)%	(4.6)%
Operating expense	3.4%	4.5%	4.0%	4.8%
Incentive fees	0.4%	—%	1.0%	1.7%
Total expenses	3.8%	4.5%	5.0%	6.5%
Total return:
Total return before incentive fees	3.1%	(2.9)%	10.4%	10.5%
Incentive fees	(0.4)%	—%	(0.9)%	(1.5)%
Total return after incentive fees	2.7%	(2.9)%	9.5%	9.0%
***	Annualized (other than incentive fees).
****	Interest income less total expenses (exclusive of incentive fees).
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

December 31, 2006, based on a monthly calculation, were $1,097,613 and $821,870, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2007 and December 31, 2006, were $2,374,781 and $989,565, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

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
September 30, 2007
(Unaudited)

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At September 30, 2007 and December 31, 2006, the Partnership owned 15.7% and 11.6%, respectively, of AAA Master. At September 30, 2007 and December 31, 2006, the Partnership owned 41.5% and 33.9% of Willowbridge Master. At September 30, 2007 and December 31, 2006, the Partnership owned 37.3% and 42.3%, respectively, of Winton Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2007
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,270,901,755	$249,173,203	$1,021,728,552
Willowbridge Master	164,174,499	473,870	163,700,629
Winton Master	432,930,136	1,622,858	431,307,278
Total	$1,868,006,390	$251,269,931	$1,616,736,459

	December 31, 2006
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,140,709,291	$147,349,392	$993,359,899
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Total	$1,601,524,876	$151,713,689	$1,449,811,187

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2007		For the three months ended September 30, 2007
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	39.11%	$161,033,698	$4,929,116	$128,368	$26,921	$4,773,827	Energy Markets	Monthly
CMF Willowbridge Master Fund LP	16.55%	68,126,544	(2,245,944)	33,127	2,964	(2,282,035)	Commodity Portfolio	Monthly
CMF Winton Master LP	39.17%	161,282,234	8,709,966	69,714	4,429	8,635,823	Commodity Portfolio	Monthly
Total		$390,442,476	$11,393,138	$231,209	$34,314	$11,127,615

	September 30, 2007		For the nine months ended September 30, 2007
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	39.11%	$161,033,698	$19,352,717	$343,619	$54,779	$18,954,319	Energy Markets	Monthly
CMF Willowbridge Master Fund LP	16.55%	68,126,544	3,001,232	133,221	9,811	2,858,200	Commodity Portfolio	Monthly
CMF Winton Master LP	39.17%	161,282,234	20,023,568	260,052	12,953	19,750,563	Commodity Portfolio	Monthly
Total		$390,442,476	$42,377,517	$736,892	$77,543	$41,563,082

	December 31, 2006		For the three months ended September 30, 2006
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	37.53%	$115,735,742	$(7,666,230)	$68,328	$9,482	$(7,744,040)	Energy Markets	Monthly
CMF Willowbridge Master Fund LP	20.24%	62,429,347	(915,585)	48,531	2,673	(966,789)	Commodity Portfolio	Monthly
CMF Winton Master LP	37.59%	115,926,476	3,461,539	69,334	586	3,391,619	Commodity Portfolio	Monthly
Total		$294,091,565	$(5,120,276)	$186,193	$12,741	$(5,319,210)

	December 31, 2006		For the nine months ended September 30, 2006
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	37.53%	$115,735,742	$14,652,112	$74,701	$25,935	$14,551,476	Energy Markets	Monthly
CMF Willowbridge Master Fund LP	20.24%	62,429,347	3,057,688	140,143	7,210	2,910,335	Commodity Portfolio	Monthly
CMF Winton Master LP	37.59%	115,926,476	9,014,903	256,602	1,097	8,757,204	Commodity Portfolio	Monthly
Total		$294,091,565	$26,724,703	$471,446	$34,242	$26,219,015

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
September 30, 2007
(Unaudited)

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s only assets are its (i) investments in Partnerships (ii) equity in its commodity futures trading account consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and investments in Partnerships, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital increased 33.5% from $308,398,078 to $411,708,622. This increase was attributable to net income from operations of $35,830,213 coupled with additional sales of 56,302.4413 Redeemable Units of Limited Partnership totaling $103,736,000, which was partially offset by the redemption of 18,892.3650 Redeemable Units of Limited Partnership Interest resulting in an outflow of $35,505,536 and 436.3952 General Partner Unit equivalents totaling $750,133. Future redemptions can impact the amount of funds available for investment in the Partnership in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by Partnership/Funds are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. The value of the Partnership’s investments in other Partnerships reflects the Partnership’s proportional interest in other Partnerships. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Realized gains (losses) on withdrawals from other Partnerships are recognized on a cost recovery basis.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes (FIN 48).’’  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not have an impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit increased 2.7% from $1,948.77 to $2,001.49 as compared to a decrease of 2.9% in the third quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees in the third quarter of 2007 of $15,841,537. Gains were primarily attributable to net allocated gains from other Partnerships, as well as the Partnership’s trading of U.S. interest rates, currencies, energy and grains and were partially offset by losses in non-U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $4,301,183. Losses were primarily attributable to net allocated losses from other Partnerships, as well as the Partnership’s trading of currencies, energy, grains, non-U.S. interest rates, livestock and metals and were partially offset by gains in U.S. interest rates, softs, and indices.

Favorable trading conditions during the third quarter of 2007, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income markets, energy and currency were more than sufficient to offset small losses accumulated in trading metals and soft commodities.

The third quarter of 2007 proved to be an eventful quarter as widespread economic concerns regarding sub-prime mortgage lending resonated throughout the capital and commodity markets. Profits earned in agricultural, energy and currency markets were sufficient to offset losses in metals, equity indices and soft commodities.

Gains were earned in trading wheat and the soybean complex as prices rallied significantly for the quarter on reduction in supply expectations. Crude oil prices rallied to record levels as inventory declined, the dollar weakened and demand remained robust. The aggressive rate cut by the Federal Reserve in September and reports of slowing growth in the U.S. economy triggered the U.S. Dollar’s weakness against most major currencies, resulting in profits for the Partnership.

The disturbance in the credit markets that emerged in July materially impacted other financial sectors. In metals markets, losses were realized in base metals as financial concerns weakened economic growth and demand expectations. Most equity indices, which had reached multi-year highs during mid-July, experienced sharp reversals as investor sentiment waned. Resulting losses were partially recovered in late September as share prices rallied on the rate cut by the Federal Reserve directed at dampening the impact on the economy and restoring liquidity and confidence. In soft commodities, losses were realized in coffee and cocoa as prices unexpectedly fell in August on excess exports from growers in Africa and Indonesia.

During the nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit increased 9.5% from $1,827.79 to $2,001.49 as compared to an increase of 9.0% during the nine months ended September 30, 2006. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2007 of $48,895,758. Gains were primarily attributable to net allocated gains from other Partnerships, as well as the Partnership’s trading of currencies, energy, grains, U.S. and non-U.S. interest rates, indices and lumber and were partially offset by losses in livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2006 of $28,673,121. Gains were primarily attributable to net allocated gains from other Partnerships, as well as the Partnership’s trading of energy, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, grains, livestock and softs.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30, 2007 increased by $113,662 and $373,768, respectively, as compared to the corresponding periods in 2006. The increase is due to the higher net assets held for direct trading for the Partnership when compared to the corresponding periods in 2006. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the other partnerships in 2007 and 2006.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three months ended September 30, 2007 decreased by $312,438, as compared to the corresponding period in 2006. The decrease in commissions and fees is primarily due to a decrease in the number of trades during the three months ended September 30, 2007 as compared to the corresponding period in 2006. Brokerage commissions and fees for the nine months ended September 30, 2007 increased by $198,525, as compared to the corresponding period in 2006. The increase in commissions and fees is primarily due to an increase in the number of trades during the nine months ended September 30, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 increased by $654,457 and $1,724,540, respectively, as compared to the corresponding periods in 2006. The increase of management fees is due to an increase in net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2007 increased by $179,932 and $478,601, respectively, as compared to the corresponding periods in 2006. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2007 resulted in incentive fees of $1,591,521 and $3,369,167, respectively. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $3,736,128, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquire(s) and liquidate(s) both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2007 and the highest, lowest and average value during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $411,708,622. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$273,600	0.07%	$284,700	$3,375	$163,900
Energy	589,000	0.14%	1,163,500	211,500	516,967
Grains	241,300	0.06%	307,230	36,000	181,480
Interest Rates Non-U.S.	85,887	0.02%	293,249	39,577	181,493
Metals:
– Exchange Traded Contracts	389,500	0.10%	584,250	111,000	182,722
Softs	134,900	0.03%	229,050	41,150	118,400
Total	$1,714,187	0.42%
* Average month-end Values at Risk

As of September 30, 2007, AAA Master’s total capitalization was $1,021,728,552. The Partnership owned 15.7% of AAA Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$78,027,531	7.64%	$103,748,368	$74,587,525	$85,986,334
Energy Swaps	4,720,046	0.46%	4,720,046	4,720,046	4,720,046
Grains	195,096	0.02%	512,535	175,124	266,725
Total	$82,942,673	8.12%
* Average month-end Values at Risk

As of September 30, 2007, Willowbridge Master’s total capitalization was $163,700,629. The Partnership owned 41.5% of Willowbridge Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$1,925,000	1.18%	$3,242,055	$1,350	$1,240,600
Energy	7,745,200	4.73%	7,745,200	1,337,000	4,085,233
Grains	2,136,750	1.31%	2,136,750	429,750	1,083,550
Interest Rates U.S.	1,424,500	0.87%	2,622,000	418,000	1,226,100
Interest Rates Non-U.S.	872,429	0.53%	6,201,928	430,111	1,156,955
Metals:
– Exchange Traded Contracts	3,946,250	2.41%	3,946,250	760,000	2,299,083
Softs	885,500	0.54%	1,309,450	171,900	418,967
Total	$18,935,629	11.57%
*	Average of month-end Values at Risk

As of September 30, 2007, Winton Master’s total capitalization was $431,307,278. The Partnership owned 37.3% of Winton Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$4,792,121	1.11%	$4,897,185	$3,763,173	$4,314,935
Energy	2,526,100	0.59%	3,284,200	1,341,787	2,808,617
Grains	2,575,493	0.60%	2,589,099	1,815,173	2,223,949
Interest Rates U.S.	4,232,200	0.98%	4,369,300	206,541	3,901,500
Interest Rates Non-U.S.	3,826,586	0.89%	8,425,165	3,157,021	4,892,447
Livestock	233,720	0.05%	238,120	43,700	156,327
Lumber	2,200	0.00%**	3,600	1,100	1,833
Metals :
– Exchange Traded Contracts	1,144,167	0.27%	1,148,750	292,583	672,695
– OTC Contracts	1,346,313	0.31%	2,095,361	907,662	1,403,809
Softs	754,079	0.17%	1,110,705	669,524	847,582
Indices	5,751,884	1.33%	9,101,226	1,166,300	4,411,864
Total	$27,184,863	6.30%
*	Average of month-end Values at Risk
**	Due to rounding

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A. ‘‘Risk Factors’’ in the Partnerships Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2007 there were additional sales to Limited Partners of 15,564.3885 Redeemable Units of Limited Partnership totaling $30,108,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 − July 31, 2007	1,106.1102	$1,954.45	N/A	N/A
August 1, 2007 − August 31, 2007	1,138.4826	$1,890.54	N/A	N/A
September 1, 2007 − September 30, 2007	2,677.6169	$2,001.49	N/A	N/A
	4,922.2097	$1,948.83
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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007