Form 10-K
period 2007-12-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2008-03-28
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer          Accelerated filer          Non-accelerated filer  X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of 379,288,693 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2008, 227,939.0828 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

(a)    General development of business. Salomon Smith Barney Orion Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial capital appreciation through direct or indirect speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural, energy products, precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets. In addition, the Partnership may also enter into swap contracts on energy related products (together with other traded futures and options contracts, the ‘‘Commodity Interests’’). During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 redeemable units of limited partnership interest (‘‘Redeemable Units’’) at $1,000 per Redeemable Unit. The Partnership commenced its Commodity Interest trading activities on June 10, 1999. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership privately and continuously offers up to 250,000 Redeemable Units to qualified investors. Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-11 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

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

AAA Master’s, Willowbridge Master’s and Winton Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A Non-Managing Member/Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At December 31, 2007 and 2006, the Partnership owns 16.5% and 11.6%, respectively, of AAA Master. At December 31, 2007 and 2006, the Partnership owns 42.5% and 33.9%, respectively, of Willowbridge Master. At December 31, 2007 and 2006, the Partnership owns 38.1% and 42.3% of Winton Master, respectively. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in the AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

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

The General Partner, on behalf of the Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forward transactions and $9 per half turn for options. The brokerage commissions are inclusive of floor brokerage. The Partnership will also be allocated brokerage commissions through its investment in the Funds. CGM pays a portion of its brokerage commissions to its financial advisors who have sold Redeemable Units in the Partnership. In addition, the Partnership paid for NFA fees, exchange and clearing fees, give-up and user fees. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, CGM pays the Partnership interest on 100% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b)    Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital as of December 31, 2007, was $460,405,756.

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

(f)    Reports to Security Holders. Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage, management and administrative fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

Research

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar: On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks: On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group: On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.: On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities

Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions: In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WorldCom

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global

Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

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

(b)    Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2007, was 3,808.

(c)    Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d)    Use of Proceeds. For the twelve months ended December 31, 2007, there were additional sales of 75,753.5122 Redeemable Units totaling $144,306,000. For the twelve months ended December 31, 2006, there were additional sales of 73,406.7283 Redeemable Units totaling $127,571,000. For the twelve months ended December 31, 2005, there were additional sales of 36,756.0254 Redeemable Units totaling $55,421,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans. None

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses) and investments in partnerships net of brokerage commissions (including clearing fees) of $5,391,575, $5,182,638, $3,620,999, $2,178,028, and $1,912,993, respectively	$79,227,173	$39,231,335	$35,114,404	$29,415,064	$(3,029,947)
Interest income	1,103,241	634,289	693,141	693,186	479,341
	$80,330,414	$39,865,624	$35,807,545	$30,108,250	$(2,550,606)
Net income (loss)	$63,393,428	$29,048,211	$23,623,197	$23,775,680	$(5,512,979)
Increase (decrease) in Net Asset Value per Unit	$304.80	$216.46	$243.00	$268.14	$(60.63)
Total assets	$469,271,467	$313,156,339	$174,986,555	$123,302,029	$91,801,583

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

The programs traded by each Advisor on behalf of the Partnership are: AAA – Energy Program – Futures and Swaps; Willowbridge – Argo and Vulcan Trading Systems; and Winton – Diversified Program. As of December 31, 2007, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages: AAA, 35%, Willowbridge, 27%, and Winton, 38%.

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

Willowbridge trades the Partnership’s assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership’s assets among one or more of Willowbridge’s strategies and may determine subsequent reallocations (if any). Of the Partnership’s assets allocated to Willowbridge, 23% is currently traded using the Vulcan Trading System (‘‘Vulcan’’) and 77% is currently traded using the Argo Trading System (‘‘Argo’’), each of which is described below.

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

Vulcan, which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations (as defined below) in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

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

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and interest receivable, (ii) its investments in other partnerships and (iii) its distribution receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

The performance for the years ended December 31, 2007 and 2006 is discussed in (c) Results of Operations.

To minimize this risk relating to low margin deposits, the Partnership and Funds follow certain trading policies, including:

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

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

The Partnership continues to offer Redeemable Units at the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of each month. For the year ended December 31, 2007, there were additional sales of 75,753.5122 Units totaling $144,306,000. For the year ended December 31, 2006, there were additional sales of 73,406.7283 Units totaling $127,571,000. For the year ended December 31, 2005, there were additional sales of 36,756.0254 Units totaling $55,421,000.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. For the year ended December 31, 2007, 28,154.4589 Redeemable Units were redeemed totaling $54,941,617 and 436.3952 General Partner Units were redeemed totaling $750,133. For the year ended December 31, 2006, 11,697.4428 Redeemable Units were redeemed totaling $20,663,455. For the year ended December 31, 2005, 16,546.8045 Redeemable Units were redeemed totaling $25,385,699.

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

(c)    Results of Operations.

For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit increased 16.7% from $1,827.79 to $2,132.59. For the year ended December 31, 2006 the Net Asset Value per Redeemable

Unit increased 13.4% from $1,611.33 to $1,827.79. For the year ended December 31, 2005 the Net Asset Value per Redeemable Unit increased 17.8% from $1,368.33 to $1,611.33.

The Partnership experienced net trading gains of $84,618,748 before commissions and expenses in 2007. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and lumber and were primarily offset by losses recognized in metals, softs and indices.

In 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying Advisors’ trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets shifted. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times.

Gains were also generated by substantially rising oil prices, which reached all-time contract highs due to robust global demand, ongoing geopolitical concerns and increased speculative participation in the commodity. Profits were realized in fixed income trading as turbulence in asset backed credit markets became a catalyst for significant directional moves in yields and strong bias towards price rallies across Treasury curves. The Fund also benefited from persistent trends in the currency sector, notably in Japanese Yen, New Zealand Dollar and British Pounds.

Trading gains were offset slightly by losses related to trading in metals and soft commodities. Sporadic rallies in the U.S. dollar negatively impacted positions in certain precious metals, which tend to demonstrate inverse price movements. Prices of industrial metals also moved erratically during most of the year, mainly due to fluctuating estimates of Chinese and emerging market economic growth resulting in unfavorable price action for the Advisors. Losses were also experienced in trading soft commodities such as coffee and cocoa. Excess exports from growers in Africa and Indonesia in the month of August resulted in a surprising fall in process driven by increased supply.

The Partnership experienced net trading gains of $44,413,973 before commissions and expenses in 2006. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, energy, metals, softs, indices, and U.S. interest rates and were partially offset by losses recognized in grains, livestock, lumber and non-U.S. interest rates.

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

The Partnership experienced net trading gains of $38,735,403 before commissions and expenses in 2005. Gains were primarily attributable to the Partnership’s/Funds’ trading of energy, metals and indices and were partially offset by losses recognized in currencies, grains, U.S. and non-U.S. interest rates, livestock and softs.

In the General Partner’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership/Funds. The General Partner/Managing Member monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

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

The General Partner believes that the valuation of the investment in partnerships are the most critical to the Partnership’s financial condition and results of operations. The majority of the Partnership’s positions will be investment in partnerships and exchange-traded futures contracts. Exchange-traded futures contracts will be valued daily at settlement prices published by the exchanges. The value of the Partnership’s investments in other Partnerships reflects the Partnership’s proportional interest in other Partnerships. Swap contracts held by AAA Master generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued by objective measures and without difficulty.

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. The value of the Partnership’s investment in other partnerships reflects the Partnership’s proportional interest in other partnerships. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statement of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

(f)    Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicates the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2007 and 2006, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2007, the Partnership’s total capitalization was $460,405,756.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$176,000	0.04%	$519,880	$3,375	$205,252
Energy	308,000	0.07%	1,163,500	71,500	444,075
Grains	279,400	0.06%	307,230	28,350	153,637
Interest Rates Non-U.S.	127,952	0.03%	1,058,165	39,577	306,101
Metals:
— Exchange Traded Contracts	203,500	0.04%	663,000	45,000	275,792
Softs	97,900	0.02%	229,800	17,100	87,971
Total	$1,192,752	0.26%

*	annual average based on month-end Value at Risk

As of December 31, 2006, the Partnership’s total capitalization was $308,398,078.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$157,082	0.05%	$649,969	$25,300	$265,869
Energy	390,000	0.13%	1,831,500	62,500	501,860
Grains	42,750	0.01%	113,250	9,000	53,762
Interest Rates U.S.	87,000	0.03%	248,400	4,500	115,613
Interest Rates Non-U.S.	425,198	0.14%	579,954	22,911	268,793
Livestock	12,750	0.00%**	27,000	7,200	8,533
Metals
— Exchange Traded Contracts	240,000	0.08%	364,500	40,500	60,944
Softs	25,500	0.01%	159,000	6,300	47,581
Total	$1,380,280	0.45%

*	annual average based on month-end Value at Risk
**	due to rounding

As of December 31, 2007, the AAA Master’s total capitalization was $999,453,536. The Partnership owned 16.5% of AAA Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$88,573,625	8.86%	$169,737,673	$65,718,285	$84,130,315
Energy Swaps	1,620,046	0.16%	4,720,046	1,620,046	4,203,379
Grains	194,727	0.02%	800,333	175,124	361,975
Total	$90,388,398	9.04%

*	annual average based on month-end Value at Risk

As of December 31, 2007, Willowbridge Master’s total capitalization was $213,055,022. The Partnership owned 42.5% of Willowbridge Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$779,880	0.37%	$5,763,380	$1,350	$2,376,229
Energy	2,965,500	1.39%	11,515,000	40,000	4,139,833
Grains	2,552,700	1.20%	3,493,200	308,700	1,442,872
Interest Rates U.S.	1,306,500	0.61%	4,522,500	154,350	1,621,129
Interest Rates Non-U.S.	1,124,496	0.53%	9,500,376	411,959	3,877,807
Livestock	160,800	0.07%	240,000	4,500	93,233
Metals:
— Exchange Traded Contracts	1,859,250	0.87%	5,591,250	760,000	2,412,375
Softs	442,200	0.21%	1,890,300	89,100	602,875
Total	$11,191,326	5.25%

*	annual average based on month-end Value at Risk

As of December 31, 2007, Winton Master’s total capitalization was $457,045,133. The Partnership owned 38.4% of Winton Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$6,225,479	1.36%	$6,540,914	$2,357,912	$4,439,048
Energy	2,814,000	0.62%	3,410,100	572,331	1,918,145
Grains	2,459,480	0.54%	2,616,997	205,952	1,771,681
Interest Rates U.S.	4,142,550	0.91%	6,736,650	178,160	3,087,397
Interest Rates Non-U.S.	3,714,529	0.81%	14,321,882	2,187,980	7,075,549
Livestock	284,700	0.06%	286,850	16,176	137,838
Lumber	1,100	0.00%**	3,600	1,100	1,375
Metals:
— Exchange Traded Contracts	2,052,000	0.45%	2,294,500	292,583	1,005,137
— OTC Contracts	1,133,871	0.25%	4,430,675	907,662	1,658,683
Softs	918,729	0.20%	1,110,995	442,701	848,138
Indices	8,515,231	1.86%	21,980,908	1,166,300	9,732,404
Total	$32,261,669	7.06%

*	annual average of month-end Value at Risk
**	due to rounding

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time —could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk table—as well as the past performance of the Partnership/Funds—give no indication of this ‘‘risk of ruin.’’

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector.

Interest Rates.    Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations – e.g., Australia.

Currencies.    The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions, the General Partner does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership/Funds in expressing Value at Risk in functional currency other than dollars.

Metals.    The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold. Although certain that the Advisors will from time to time trade base metals such as silver and copper, the principal market exposures of the Partnership/Funds have consistently been in the precious metals, including gold.

Softs.    The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the substantial bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2007.

Energy.    The Partnership’s/Funds’ primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been are expected to continue to be experienced in this market.

Grains.    The Partnership’s/Funds’ commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

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

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Reports of Independent Registered Public Accounting Firm	F-5 – F-6
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-7
Schedules of Investments at December 31, 2007 and 2006	F-8 – F-9
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-10
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-11
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-12
Notes to Financial Statements	F-13 – F-19
Selected Unaudited Quarterly Financial Data	F-20
Financial Statements of SB AAA Master Fund LLC
Oath or Affirmation	F-21
Report of Independent Registered Public Accounting Firm	F-22
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-23
Schedules of Investments at December 31, 2007 and 2006	F-24 – F-25
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-26
Statements of Changes in Members’ Capital for the years ended December 31, 2007, 2006 and 2005	F-27
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-28
Notes to Financial Statements	F-29 – F-33
Selected Unaudited Quarterly Financial Data	F-34
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation	F-35
Report of Independent Registered Public Accounting Firm	F-36
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-37

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS—CONTINUED

Page Number
Schedules of Investments at December 31, 2007 and 2006	F-38 – F-39
Statements of Income and Expenses at December 31, 2007 and 2006	F-40
Statements of Changes in Partners’ Capital at December 31, 2007 and 2006	F-41
Statements of Cash Flows at December 31, 2007 and 2006	F-42
Notes to Financial Statements	F-43 – F-47
Selected Unaudited Quarterly Financial Data	F-48
Financial Statements of CMF Winton Master L.P.
Oath or Affirmation.	F-49
Report of Independent Registered Public Accounting Firm	F-50
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-51
Schedules of Investments at December 31, 2007 and 2006	F-52 – F-53
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-54
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-55
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-56
Notes to Financial Statements	F-57 – F-61
Selected Unaudited Quarterly Financial Data	F-62

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report includes an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Although management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report, management elected to have its internal control over financial reporting audited.

Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Orion Futures Fund L.P.:

We have audited Salomon Smith Barney Orion Futures Fund L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Salomon Smith Barney Orion Futures Fund L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2007 and 2006, including the schedules of investments, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 24, 2008 expressed an unqualified opinion on those financial statements.

New York, New York
March 24, 2008

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Orion Futures Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Orion Futures Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2008 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

New York, New York
March 24, 2008

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Investment in Partnerships, at fair value (Note 5)	$431,131,828	$294,091,565
Equity in commodity futures trading account:
Cash (restricted $1,570,327 and $1,703,865 in 2007 and 2006, respectively) (Note 3c)	36,511,392	17,999,546
Distribution receivable	943,070	—
Net unrealized appreciation on open futures contracts	590,874	989,565
	469,177,164	313,080,676
Interest receivable (Note 3c)	94,303	75,663
	$469,271,467	$313,156,339

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$1,087,160	$1,208,912
Management fees (Note 3b)	706,963	471,642
Administrative fees (Note 3a)	195,039	129,931
Incentive fees (Note 3b)	4,416,325	1,098,712
Professional fees	74,069	84,031
Other	17,952	27,467
Redemptions payable (Note 6)	2,368,203	1,737,566
	8,865,711	4,758,261
Partners’ Capital (Notes 1 and 6):
General Partner, 428.9590 and 865.3542 Unit equivalents outstanding in 2007 and 2006, respectively	914,794	1,581,686
Limited Partners, 215,461.3000 and 167,862.2467 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	459,490,962	306,816,392
	460,405,756	308,398,078
	$469,271,467	$313,156,339

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$221,653	0.05%
Grains	405,137	0.09
Metals	(63,100)	(0.01)
Softs	23,338	0.00	*
Total futures contracts purchased	587,028	0.13

Futures Contracts Sold
Currencies	(11,275)	(0.00	)*
Interest Rates Non-U.S.	14,901	0.00	*
Softs	220	0.00	*
Total futures contracts sold	3,846	0.00	*

Investment in Partnerships
SB AAA Master Fund LLC	165,108,218	35.86
CMF Willowbridge Argo Master Fund LP	90,472,695	19.65
CMF Winton Master LP	175,550,915	38.13
Total investment in Partnerships	431,131,828	93.64

Total fair value	$431,722,702	93.77%

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

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$10,458,193	$1,542,374	$(11,639,919)
Change in net unrealized gains on open positions and investment in Partnerships	74,160,555	42,871,599	50,375,322
	84,618,748	44,413,973	38,735,403
Interest income (Note 3c)	1,103,241	634,289	693,141
	85,721,989	45,048,262	39,428,544
Expenses:
Brokerage commissions including clearing fees of $54,957, $40,081 and $90,994, respectively (Note 3c)	5,391,575	5,182,638	3,620,999
Management fees (Note 3b)	6,962,335	4,523,846	2,734,652
Administrative fees (Note 3a)	1,921,930	1,246,298	744,000
Incentive fees (Note 3b)	7,785,492	4,834,840	8,440,695
Professional fees	189,100	188,106	212,000
Other	78,129	24,323	53,001
	22,328,561	16,000,051	15,805,347
Net income	$63,393,428	$29,048,211	$23,623,197
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$304.80	$216.46	$243.00

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$117,599,734	$1,184,090	$118,783,824
Net income	23,412,916	210,281	23,623,197
Sale of 36,756.0254 Redeemable Units of Limited Partnership Interest	55,421,000	—	55,421,000
Redemption of 16,546.8045 Redeemable Units of Limited Partnership Interest	(25,385,699)	—	(25,385,699)
Partners’ Capital at December 31, 2005	171,047,951	1,394,371	172,442,322
Net income	28,860,896	187,315	29,048,211
Sale of 73,406.7283 Redeemable Units of Limited Partnership Interest	127,571,000	—	127,571,000
Redemption of 11,697.4428 Redeemable Units of Limited Partnership Interest	(20,663,455)	—	(20,663,455)
Partners’ Capital at December 31, 2006	306,816,392	1,581,686	308,398,078
Net income	63,310,187	83,241	63,393,428
Sale of 75,753.5122 Redeemable Units of Limited Partnership Interest	144,306,000	—	144,306,000
Redemption of 28,154.4589 Redeemable Units of Limited Partnership Interest and 436.3952 General Partner Unit equivalents	(54,941,617)	(750,133)	(55,691,750)
Partners’ Capital at December 31, 2007	$459,490,962	$914,794	$460,405,756
Net Asset Value per Unit:

2005:	$1,611.33
2006:	$1,827.79
2007:	$2,132.59

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$63,393,428	$29,048,211	$23,623,197
Adjustments to reconcile net income to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investments in Partnerships	(130,163,630)	(119,957,091)	(75,393,609)
Proceeds from sale of investment in Partnerships	66,739,543	22,125,917	44,776,588
Net unrealized (appreciation) depreciation on investment in Partnerships	(74,559,246)	(31,734,192)	(49,366,396)
(Increase) decrease in restricted cash	133,538	(68,599)	3,635,888
(Increase) decrease in net unrealized appreciation on open futures contracts	398,691	(744,790)	2,367,453
(Increase) decrease in interest receivable	(18,640)	(41,443)	27,823
Accrued expenses:
Increase (decrease) in brokerage commissions	(121,752)	951,446	95,013
Increase (decrease) in management fees	235,321	198,017	81,445
Increase (decrease) in administrative fees	65,108	55,782	22,060
Increase (decrease) in incentive fees	3,317,613	206,886	41,952
Increase (decrease) in professional fees	(9,962)	1,638	(38,318)
Increase (decrease) in other	(9,515)	(11,726)	17,397
Net cash used in operating activities	(70,599,503)	(99,969,944)	(50,109,507)
Cash flows from financing activities:
Proceeds from additions-Limited Partners	144,306,000	127,571,000	55,421,000
Payments for redemptions-Limited Partners	(54,310,980)	(19,851,470)	(27,579,220)
Payments for redemptions-General Partner	(750,133)	—	—
Net cash provided by financing activities	89,244,887	107,719,530	27,841,780
Net change in cash	18,645,384	7,749,586	(22,267,727)
Cash, at beginning of year	16,295,681	8,546,095	30,813,822
Cash, at end of year	$34,941,065	$16,295,681	$8,546,095
Non-Cash Financing activities:
Contribution of open commodity futures and forward positions	$—	$—	$(3,662,925)
Distribution receivable	$943,070	$—	$—

See accompanying notes to financial statements.

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, is the Partnership's general partner and commodity pool operator (the ‘‘General Partner’’). The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

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

The value of the Partnership’s investment in other partnerships reflects the Partnership’s proportional interest in the other partnerships.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Agreements:

a.	Limited Partnership Agreement:

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

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the ‘‘Management Agreement’’) with Winton Capital Management (‘‘Winton’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), and AAA Capital Management (‘‘AAA’’) (collectively, the ‘‘Advisors’’), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM, and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor (except for Winton which is paid 1/8 of 1% (1.5% a year) of month-end Net Assets) a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forwards transactions and $9 per half turn for options. Brokerage commissions are inclusive of applicable floor brokerage. In addition, the Partnership will pay CGM for National Futures Association fees, as well as exchange, clearing, user and give-up fees. CGM will pay a portion of brokerage commissions to its financial advisors who have sold Redeemable Units in this Partnership.

Substantially all of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held for margin requirements was $1,570,327 and $1,703,865, respectively.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of the commodity interests held by the Partnership during the years ended December 31, 2007 and 2006, based on a monthly calculation, were $1,124,771 and $821,870, respectively.

5.	Investments in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in SB AAA Master Fund LLC, a New York Limited Liability Company (‘‘AAA Master’’). The Partnership purchased

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

5,173.4381 Units of AAA Master at a fair value of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program-Futures and Swaps, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expense to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 33,529.1186 Units of Willowbridge Master with cash of $29,866,194, and a contribution of open commodity futures and forward positions with a fair value of $3,662,925. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge’s Argo Trading Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. All engage in such trading through commodity brokerage accounts maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management, administrative and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level as discussed in Note 3. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At December 31, 2007 and 2006, the Partnership owned 16.5% and 11.6%, respectively, of AAA Master. At December 31, 2007 and 2006 the Partnership owned 42.5% and 33.9%, respectively of Willowbridge Master. At December 31, 2007 and 2006, the Partnership owned 38.4% and 42.3% of Winton Master, respectively. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	December 31, 2007
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
AAA Master	$1,160,130,922	$160,677,386	$999,453,536
Willowbridge Master	213,552,209	497,187	213,055,022
Winton Master	464,943,301	7,898,168	457,045,133
Total	$1,838,626,432	$169,072,741	$1,669,553,691

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
AAA Master	$1,140,709,291	$147,349,392	$993,359,899
Willowbridge Master	184,225,476	657,346	183,568,130
Winton Master	276,590,109	3,706,951	272,883,158
Total	$1,601,524,876	$151,713,689	$1,449,811,187

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are shown in the following tables.

Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
For the year ended December 31, 2007

SB AAA Master Fund LLC	35.86%	$165,108,218	$23,226,928	$465,371	$75,369	$22,686,188	Energy Markets	Monthly

CMF Willowbridge Argo Master Fund LP	19.65%	90,472,695	22,293,321	170,742	11,644	22,110,935	Commodity Portfolio	Monthly

CMF Winton Master LP	38.13%	175,550,915	30,110,224	335,088	13,013	29,762,123	Commodity Portfolio	Monthly

Total		$431,131,828	$75,630,473	$971,201	$100,026	$74,559,246
For the year ended December 31, 2006

SB AAA Master Fund LLC	37.53%	$115,735,742	$20,922,931	$309,868	$30,673	$20,582,390	Energy Markets	Monthly

CMF Willowbridge Argo Master Fund LP	20.24%	62,429,347	4,600,758	202,372	10,085	4,388,301	Commodity Portfolio	Monthly

CMF Winton Master LP	37.59%	115,926,476	17,519,947	355,023	8,811	17,156,113	Commodity Portfolio	Monthly
Total		$294,091,565	$43,043,636	$867,263	$49,569	$42,126,804

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. Beginning with the first full month ending at least three months after the commencement of trading, a Limited Partner may require the Partnership to redeem their Redeemable Units at their Redemption Value per Redeemable Unit as of the last day of a month on 10

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the initial offering period will not reduce redemption value per Redeemable Unit. There is no fee charged to Limited Partners in connection with redemptions.

The Partnership is permitted to withdraw all or a portion of its interest in the other partnerships as of each month-end in order to meet its obligations with respect to the redemption rights of Limited Partners.

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$383.32	$292.82	$362.35
Interest income	5.59	4.48	7.27
Expenses**	(84.11)	(80.84)	(126.62)
Increase for year	304.80	216.46	243.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,827.79	1,611.33	1,368.33
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,132.59	$1,827.79	$1,611.33

*	Includes Partnership brokerage commissions.
**	Excludes Partnership brokerage commissions.

	2007	2006	2005
Ratios to average net assets:
Net investment loss before incentive fees***	(3.6)%	(4.4)%	(4.7)%
Operating expenses	3.9%	4.7%	5.2%
Incentive fees	2.1%	2.0%	5.9%
Total expenses	6.0%	6.7%	11.1%
Total return:
Total return before incentive fees	18.6%	15.2%	23.5%
Incentive fees	(1.9)%	(1.8)%	(5.7)%
Total return after incentive fees	16.7%	13.4%	17.8%

***	Interest income less total expenses.

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

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s or Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership and Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and Funds’ assets is CGM.

The General Partner monitors and controls the Partnership’s and Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership or Funds are subject. These monitoring systems allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and Funds’ business, these instruments may not be held to maturity.

9.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Salomon Smith Barney
Orion Futures Fund L.P.
Notes to Financial Statements

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$34,698,730	$15,115,279	$48,382,567	$(17,866,162)
Net income (loss)	$27,563,215	$11,149,394	$44,440,733	$(19,759,914)
Increase (decrease) in Net Asset Value per Unit	$131.10	$52.72	$229.84	$(108.86)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$14,631,820	$(5,453,541)	$14,739,924	$15,947,421
Net income (loss)	$(1,200,061)	$(6,998,350)	$12,606,378	$11,592,084
Increase (decrease) in Net Asset Value per Unit	$71.22	$(52.10)	$99.32	$98.02

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Members
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the ‘‘Company’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2007 and 2006, and the results of its operations, changes in members’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $1,620,046 and $56,785,893, respectively)	$710,357,437	$804,915,355
Net unrealized appreciation on open futures positions	—	61,090,392
Unrealized appreciation on open swaps contracts	92,444,714	76,254,264
Commodity options owned, at fair value (cost $359,627,764 and $232,233,555, respectively)	349,972,959	183,062,505
	1,152,775,110	1,125,322,516
Due from brokers	5,911,586	12,531,328
Interest receivable	1,444,226	2,855,447
	$1,160,130,922	$1,140,709,291

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$42,694,277	$—
Unrealized depreciation on open swap contracts	15,443,679	30,027,854
Commodity options written, at fair value (premium $163,294,959 and $155,302,445, respectively)	91,112,724	101,015,772
Accrued expenses:
Professional fees	94,011	55,659
Due to brokers	5,772,030	13,415,760
Distribution payable	1,438,406	2,834,347
Redemptions payable	4,122,259	—
	160,677,386	147,349,392
Members’ Capital:
Members’ Capital, 184,668.8591 and 207,146.0645 Units outstanding in 2007 and 2006, respectively	999,453,536	993,359,899
	$1,160,130,922	$1,140,709,291

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Schedule of Investments
December 31, 2007

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$162,833,367	16.29%
Futures Contracts Sold
Energy
IPE Brent Crude Oil Feb 08 - Dec 10	6,602	(77,608,996)	(7.76)
Other		(126,738,498)	(12.68)
Grains		(1,180,150)	(0.12)
Total Futures Contracts Sold		(205,527,644)	(20.56)

Options Owned
Energy
NYMEX Crude Oil Mar 08 - Dec 11	6,694	62,612,920	6.27
NYMEX Natural Gas Feb 08 - Oct 12	27,108	218,208,060	21.83
Other		66,409,454	6.65
Grains		2,742,525	0.27
Total Options Owned		349,972,959	35.02

Options Written
Energy		(91,112,724)	(9.12)

Unrealized Appreciation on Swap Contracts
Energy		92,444,714	9.25

Unrealized Depreciation on Swap Contracts
Energy		(15,443,679)	(1.55)
Total fair value		$293,166,993	29.33%

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Schedule of Investments
December 31, 2006

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$(57,211,717)	(5.76)%
Futures Contracts Sold
Energy
IPE Gas Oil Jan 07 - Dec 07	11,340	65,911,521	6.64
Other		52,390,588	5.27
Total futures contracts sold		118,302,109	11.91

Options Owned
Energy
NYMEX Natural Gas Mar 07 - Oct 10	6,366	57,774,894	5.82
Other		125,287,611	12.61
Total options owned		183,062,505	18.43

Options Written
Energy		(101,015,772)	(10.17)

Unrealized Appreciation on Swap Contracts
Energy		76,254,264	7.67

Unrealized Depreciation on Swap Contracts
Energy		(30,027,854)	(3.02)
Total fair value		$189,363,535	19.06%

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions	$139,780,388	$529,546,800	$75,334,314
Change in net unrealized gains (losses) on open positions	(15,598,237)	(305,074,936)	366,489,747
	124,182,151	224,471,864	441,824,061
Interest income	27,854,202	35,497,663	13,332,089
	152,036,353	259,969,527	455,156,150

Expenses:
Brokerage commissions including clearing fees of $2,300,033, $2,167,827 and $1,569,668, respectively	3,197,637	3,594,424	13,333,992
Professional fees	508,210	366,093	107,937
	3,705,847	3,960,517	13,441,929
Net income	$148,330,506	$256,009,010	$441,714,221
Net income per Unit of Member Interest (Notes 1 and 6)	$756.40	$1,088.38	$2,112.50

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2007, 2006 and 2005

Members’ Capital
Members’ Capital at December 31, 2004	$336,495,535
Net income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of interest income to feeder funds	(13,183,538)
Members’ Capital at December 31, 2005	954,082,152
Net income	256,009,010
Sale of 58,368.3423 Units of Member Interest	249,113,429
Redemption of 98,007.5492 Units of Member Interest	(430,561,037)
Distribution of interest income to feeder funds	(35,283,655)
Members’ Capital at December 31, 2006	993,359,899
Net income	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)
Members’ Capital at December 31, 2007	$999,453,536

Net Asset Value per Unit:

2005:	$3,866.04
2006:	$4,795.46
2007:	$5,412.14

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$148,330,506	$256,009,010	$441,714,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	55,165,847	(52,655,847)	25,197,229
(Increase) decrease in net unrealized appreciation on open futures positions	61,090,392	199,458,003	(227,521,327)
(Increase) decrease in unrealized appreciation on open swaps contracts	(16,190,450)	117,437,914	(100,085,449)
(Increase) decrease in commodity options owned at fair value	(166,910,454)	41,989,570	(174,034,309)
(Increase) decrease in due from brokers	6,619,742	1,779,638	(11,885,831)
(Increase) decrease in interest receivable	1,411,221	(1,041,715)	(1,353,897)
Increase (decrease) in net unrealized depreciation on open futures positions	42,694,277	—	—
Increase (decrease) in unrealized depreciation on open swap contracts	(14,584,175)	(135,237,471)	75,606,031
Increase (decrease) in commodity options written, at fair value	(9,903,048)	(13,843,276)	62,505,653
Accrued expenses:
Increase (decrease) in brokerage commissions	—	(3,198,816)	1,536,225
Increase (decrease) in professional fees	38,352	(87,609)	141,268
Increase (decrease) in due to brokers	(7,643,730)	(532,784)	11,194,934
Increase (decrease) in due to CGM	—	—	(22,978)
Net cash provided by (used in) operating activities	100,118,480	410,076,617	102,991,770
Cash flows from financing activities:
Proceeds from additions	140,284,151	249,113,429	288,276,627
Payments for redemptions	(250,766,323)	(430,561,037)	(99,220,693)
Distribution of interest income to feeder funds	(29,028,379)	(34,248,261)	(11,838,172)
Net cash used in financing activities	(139,510,551)	(215,695,869)	177,217,762
Net change in unrestricted cash	(39,392,071)	194,380,748	280,209,532
Unrestricted cash, at beginning of year	748,129,462	553,748,714	273,539,182
Unrestricted cash, at end of year	$708,737,391	$748,129,462	$553,748,714
Non cash in financing activities:
Redemption	$4,122,259	$—	$—

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

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

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. (‘‘AAA’’) allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II (‘‘AAA II’’) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (‘‘Pinnacle’’) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. (‘‘Citi Div’’) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (‘‘Private Investor’’) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (‘‘Legion LLC’’) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (‘‘Legion LTD’’) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Advisors’’) allocated all portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Citigroup Global Futures LTD. (‘‘Global Futures’’) allocated all of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Global Futures, Legion LTD and Orion (each a ‘‘Member’’, collectively the ‘‘Funds’’) owned 24.2% 45.6%, 9.2%, 1.7%, 1.1%, 0.9%, 0.8% and 16.5% investments in the Master at December 31, 2007, respectively. AAA, AAA II, Citi Div, CMF Institutional, Energy Advisors, Legion LLC, Legion LTD and Orion owned 26.1%, 51.1%, 8.6%, 1.1%, 0.4%, 0.4%, 0.7%, and 11.6% investments in the Master at December 31, 2006, respectively.

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

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

e.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

f.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $1,620,046 and $56,785,893, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2007 and 2006 based on a monthly calculation, were $276,061,299 and $206,505,875, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2007 and 2006 were $293,166,993 and $189,363,535, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value of Member Interest as of the end of any day. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$618.16	$930.06	$2,051.93
Interest income	140.84	159.95	62.49
Expenses**	(2.60)	(1.63)	(1.92)
Increase for year	756.40	1,088.38	2,112.50
Distribution of interest income to feeder funds	(139.72)	(158.96)	(61.78)
Net Asset Value per Unit of Member Interest, beginning of year	4,795.46	3,866.04	1,815.32
Net Asset Value per Unit of Member Interest, end of year	$5,412.14	$4,795.46	$3,866.04
*	Includes brokerage commissions
**	Excludes brokerage commissions

Ratio to average net assets:
Net investment income (loss)***	2.4%	3.0%	(0.0	)%****
Operating expenses	0.4%	0.4%	2.3%
Total return	15.8%	28.2%	116.4%
*** Interest income less total expenses
**** Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master’s assets is CGM. As of December 31, 2007, the counterparties to the Master’s swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and BP Corporation North America, Inc.

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for AAA Master for the years ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$21,874,494	$30,964,379	$92,827,279	$3,172,564
Net income	$21,747,533	$30,790,629	$92,723,530	$3,068,814
Increase in Net Asset Value per Unit	$117.32	$156.94	$462.46	$19.68

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$50,898,983	$(91,262,496)	$62,675,220	$234,063,396
Net income (loss)	$50,852,394	$(91,369,000)	$62,568,720	$233,956,896
Increase (decrease) in Net Asset Value per Unit	$243.68	$(418.63)	$275.47	$987.86

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period July 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $14,736,861 and $30,767,776 in 2007 and 2006, respectively) (Note 3c)	$202,920,232	$172,550,382
Net unrealized appreciation on open futures contracts	10,159,667	11,034,683
	213,079,899	183,585,065

Interest receivable	472,310	640,411
	$213,552,209	$184,225,476

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$24,877	$16,935
Distribution payable (Note 5)	472,310	640,411
	497,187	657,346

Partners’ Capital:
Limited Partners’ Capital, 151,669.7533 and 167,708.5349 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	213,055,022	183,568,130
	$213,552,209	$184,225,476

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(660,785)	(0.31)%
Energy	3,295,752	1.55
Grains	6,206,586	2.91
Interest Rates U.S.	999,269	0.47
Interest Rates Non-U.S.	309,793	0.14
Metals	63,190	0.03
Softs	359,678	0.17
Total futures contracts purchased	10,573,483	4.96

Futures Contracts Sold
Currencies	(17,588)	(0.01)
Energy	(278,590)	(0.13)
Interest Rates Non-U.S.	(170,173)	(0.08)
Livestock	79,810	0.04
Metals	(27,275)	(0.01)
Total futures contracts sold	(413,816)	(0.19)
Total fair value	$10,159,667	4.77%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
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

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$45,753,249	$7,356,887	$13,894,169
Change in net unrealized gains (losses) on open positions	(875,016)	199,393	(5,407,459)
	44,878,233	7,556,280	8,486,710
Interest income	6,365,854	6,973,475	2,289,314
	51,244,087	14,529,755	10,776,024
Expenses:
Clearing fees	437,674	686,498	340,941
Professional fees	29,863	34,341	30,334
	467,537	720,839	371,275
Net income	$50,776,550	$13,808,916	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$352.58	$83.95	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Partners’ Capital
Initial capital contribution from Limited Partners at July 1, 2005 representing 159,565.2554 Redeemable Units of Limited Partnership Interest	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of interest income to feeder funds	(2,289,314)
Partners’ Capital at December 31, 2005	169,682,051
Net income	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)
Partners’ Capital at December 31, 2006	183,568,130
Net income	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)
Partners’ Capital at December 31, 2007	$213,055,022
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,052.56
2006:	$1,094.57
2007:	$1,404.73

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$50,776,550	$13,808,916	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	16,030,915	(8,435,579)	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures contracts	875,016	(199,393)	5,407,459
(Increase) decrease in interest receivable	168,101	(195,768)	(444,643)
Accrued expenses:
Increase (decrease) in professional fees	7,942	(13,399)	30,334
Net cash provided by (used in) operating activities	67,858,524	4,964,777	(6,934,298)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	30,563,510	30,189,283	161,865,506
Payments for redemptions – Limited Partners	(45,487,314)	(23,138,645)	(16,541,639)
Distribution of interest income to feeder funds	(6,533,955)	(6,777,707)	(1,844,671)
Net cash provided by (used in) financing activities	(21,457,759)	272,931	143,479,196

Net change in unrestricted cash	46,400,765	5,237,708	136,544,898
Unrestricted cash, at beginning of period	141,782,606	136,544,898	—
Unrestricted cash, at end of period	$188,183,371	$141,782,606	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’), CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units of the Master with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units of the Master with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units of the Master with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, CMF Institutional invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Redeemable Units of the Master with cash of 16,242,748 and Citigroup Diversified purchased 95,795.8082 Redeemable Units of the Master with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the ‘‘Advisor’’) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 4.3%, 3.9%, 42.5%, 44.3% and 5.0% ownership interest of the Master at December 31, 2007, respectively and with 6.5%, 5.7%, 33.9% 50.2% and 3.7% ownership interest in the Master at December 31, 2006, respectively.

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain open contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the ‘‘Management Agreement’’) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM whereby CGM provides services which include, among other things, the execution of transactions

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements were $14,736,861 and $30,767,776, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average monthly fair value for the years ended December 31, 2007 and 2006 were $11,939,322 and $14,580,745, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and the period July 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and change in unrealized gains*	$310.35	$42.22	$52.75
Interest income	42.42	41.94	14.25
Expenses**	(0.19)	(0.21)	(0.19)
Increase for the period	352.58	83.95	66.81
Distribution of interest income to feeder funds	(42.42)	(41.94)	(14.25)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,094.57	1,052.56	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,404.73	$1,094.57	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	3.5%	3.6%	2.0	%***
Operating expenses	0.3%	0.4%	0.4	%***
Total return	32.2%	8.0%	6.7%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2007 and 2006 is summarized below.

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,270,390	$(6,130,894)	$40,955,768	$(30,288,851)
Net income (loss)	$46,266,008	$(6,138,210)	$40,946,666	$(30,297,914)
Increase (decrease) in Net Asset Value per Unit	$310.58	$(42.99)	$280.04	$(195.05)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,194,995	$(4,793,008)	$31,207,878	$(16,766,608)
Net income (loss)	$4,186,340	$(4,801,665)	$31,199,317	$(16,775,076)
Increase (decrease) in Net Asset Value per Unit	$24.45	$(31.09)	$194.73	$(104.14)

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $38,923,845 and $43,178,150 in 2007 and 2006, respectively) (Note 3c)	$453,943,515	$262,891,418
Net unrealized appreciation on open futures contracts	8,112,545	9,397,524
Unrealized appreciation on open forward contracts	1,858,698	3,304,098
	463,914,758	275,593,040
Interest receivable	1,028,543	997,069
	$464,943,301	$276,590,109

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$3,380,482	$2,689,921
Accrued expenses:
Professional fees	23,230	19,961
Distribution payable (Note 5)	1,028,543	997,069
Redemption payable (Note 5)	3,465,913	—
	7,898,168	3,706,951

Partners’ Capital:
Limited Partners’ Capital, 287,763.7942 and 199,559.1109 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	457,045,133	272,883,158
	$464,943,301	$276,590,109

See accompanying notes to financial statements.

CMF Winton Master L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	$(1,346,736)	(0.29)%
Energy	2,391,339	0.52
Grains	4,780,769	1.05
Indices	482,992	0.10
Interest Rates U.S.	145,156	0.03
Interest Rates Non-U.S.	1,045,608	0.23
Livestock	(62,428)	(0.01)
Metals	1,901,510	0.41
Softs	27,817	0.01
Total futures contracts purchased	9,366,027	2.05

Futures Contracts Sold
Currencies	(151,864)	(0.03)
Energy	(326,420)	(0.07)
Indices	96,301	0.02
Interest Rates U.S.	(9,475)	(0.00)*
Interest Rates Non-U.S.	(183,209)	(0.04)
Livestock	159,920	0.03
Lumber	2,805	0.00 *
Metals	1,950	0.00 *
Softs	(843,490)	(0.18)
Total futures contracts sold	(1,253,482)	(0.27)

Unrealized Appreciation on Open Forward Contracts
Metals	1,858,698	0.40
Total unrealized appreciation on open forward contracts	1,858,698	0.40

Unrealized Depreciation on Open Forward Contracts
Metals	(3,380,482)	(0.74)
Total unrealized depreciation on open forward contracts	(3,380,482)	(0.74)
Total fair value	$6,590,761	1.44%
*	Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$473,762	0.17%
Grains	165,200	0.06
Indices	4,915,493	1.80
Interest Rates U.S.	(1,983,312)	(0.72)
Interest Rates Non-U.S.	(845,957)	(0.31)
Livestock	164,530	0.06
Metals	(600,735)	(0.22)
Softs	(89,025)	(0.03)
Total futures contracts purchased	2,199,956	0.81

Futures Contracts Sold
Currencies	3,411,466	1.25
Energy	3,167,412	1.16
Grains	(639,288)	(0.23)
Interest Rates U.S.	55,050	0.02
Interest Rates Non-U.S.	1,284,300	0.47
Livestock	(13,400)	(0.01)
Softs	(67,972)	(0.02)
Total futures contracts sold	7,197,568	2.64

Unrealized Appreciation on Open Forward Contracts
Metals	3,304,098	1.21
Total unrealized appreciation on open forward contracts	3,304,098	1.21

Unrealized Depreciation on Open Forward Contracts
Metals	(2,689,921)	(0.99)
Total unrealized depreciation on open forward contracts	(2,689,921)	(0.99)
Total fair value	$10,011,701	3.67%

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$67,378,983	$29,047,931	$13,732,305
Change in net unrealized gains (losses) on open positions	(3,420,940)	5,283,954	3,099,275
	63,958,043	34,331,885	16,831,580
Interest income	14,456,282	10,072,338	4,288,087
	78,414,325	44,404,223	21,119,667
Expenses:
Clearing fees	861,888	950,836	1,166,831
Professional fees	33,468	21,458	56,062
	895,356	972,294	1,222,893
Net income	$77,518,969	$43,431,929	$19,896,774
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$276.81	$232.02	$142.03

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

Partners’ Capital
Partners’ Capital at December 31, 2004	$115,125,329
Net income	19,896,774
Sale of 100,687.9895 Units of Limited Partners’ Interest	114,746,235
Redemption of 57,345.7562 Units of Limited Partners’ Interest	(66,873,662)
Distribution of interest income to feeder funds	(4,288,087)
Partners’ Capital at December 31, 2005	178,606,589
Net income	43,431,929
Sale of 105,066.7150 Redeemable Units of Limited Partnership Interest	130,956,345
Redemption of 55,862.7262 Redeemable Units of Limited Partnership Interest	(70,039,367)
Distribution of interest income to feeder funds	(10,072,338)
Partners’ Capital at December 31, 2006	272,883,158
Net income	77,518,969
Sale of 123,458.3915 Redeemable Units of Limited Partnership Interest	172,636,530
Redemption of 35,253.7082 Redeemable Units of Limited Partnership Interest	(51,537,242)
Distribution of interest income to feeder funds	(14,456,282)
Partners’ Capital at December 31, 2007	$457,045,133
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005	$1,187.90
2006	$1,367.43
2007	$1,588.26

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$77,518,969	$43,431,929	$19,896,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,254,305	(1,813,897)	(15,099,667)
(Increase) decrease in net unrealized appreciation on open futures contracts	1,284,979	(8,352,716)	(65,269)
(Increase) decrease in unrealized appreciation on open forward contracts	1,445,400	3,355,634	(5,084,256)
(Increase) decrease in interest receivable	(31,474)	(507,020)	(323,852)

Increase (decrease) in unrealized depreciation on open forward contracts	690,561	(286,872)	2,050,250
Accrued expenses:
Increase (decrease) in professional fees	3,269	(37,331)	45,292
Net cash provided by (used in) operating activities	85,166,009	35,789,727	1,419,272

Cash flows from financing activities:
Proceeds from additions	172,636,530	130,956,345	114,746,235
Payments for redemptions	(48,071,329)	(70,039,367)	(66,873,662)
Distribution of interest income to feeder funds	(14,424,808)	(9,565,318)	(3,964,235)
Net cash provided by (used in) financing activities	110,140,393	51,351,660	43,908,338

Net change in unrestricted cash	195,306,402	87,141,387	45,327,610
Unrestricted cash, at beginning of year	219,713,268	132,571,881	87,244,271
Unrestricted cash, at end of year	$415,019,670	$219,713,268	$132,571,881
Non-cash financing activities:
Increase in redemption payable	$3,465,913	$—	$—

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Winton Master L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable Units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. (‘‘Winton Feeder’’) allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’) and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. On May 1, 2006 Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 3,711.7321 Units of the Master with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (‘‘Winton Legion’’) allocated a portion of its capital to the Master and purchased 2,355.4605 Units of the Master with cash equal to $3,000,000. On February 1, 2007 Citigroup Abingdon Futures Fund L.P. (‘‘Abingdon’’) allocated a portion of its capital to the Master and purchased 9,017.0917 Units of the Master with cash equal to $12,945,000. On March 1, 2007 Citigroup Global Futures L.L.C. (‘‘Global Futures’’) allocated a portion of its capital to the Master and purchased 1,875.7046 Units of the Master with cash equal to $2,500,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,446.6172 units with a fair value of $1,850,255, which includes interest income of $7,907. On December 31, 2007, Winton Legion redeemed its entire investment in the Master. This amounted to 2,182.2006 units with a fair value of $3,474,547, which includes interest income of $8,634 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Abingdon, and Global Futures (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 3.5%, 38.4%, 6.7%, 26.3%, 2.8%, 20.2%, and 2.1% investments in the Master at December 31, 2007, respectively. Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Alera SPC, and Winton Legion had 5.5%, 42.3%, 5.0%, 42.0%, 3.3%, 0.7%, and 1.2% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $38,923,845 and $43,178,150, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006 based on a monthly calculation, was $13,531,584 and $8,889,539, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$220.96	$179.65	$112.51
Interest income	55.98	52.49	29.94
Expenses**	(0.13)	(0.12)	(0.42)
Increase for the year	276.81	232.02	142.03
Distribution of interest income to feeder funds	(55.98)	(52.49)	(29.94)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,367.43	1,187.90	1,075.81
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,588.26	$1,367.43	$1,187.90

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.7%	3.8%	1.9%
Operating expenses	0.2%	0.4%	0.8%
Total return	20.2%	19.5%	13.2%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$26,421,519	$22,636,219	$47,121,703	$(18,627,004)
Net income (loss)	$26,421,271	$22,624,252	$47,111,076	$(18,637,630)
Increase (decrease) in Net Asset Value per Unit	$93.17	$77.99	$184.27	$(78.62)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$19,949,441	$8,524,313	$3,562,025	$11,417,608
Net income	$19,931,011	$8,522,826	$3,562,025	$11,416,067
Increase in Net Asset Value per Unit	$100.22	$43.33	$20.69	$67.78

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in ‘‘Item 8. Financial Statements and Supplementary Data.’’ includes management’s report on internal control over financial reporting (‘‘Management’s Report’’) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B:    Other Information.    None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner, which receives compensation for its services, as set forth under ‘‘Item 1. Business.’’ CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ During the year ended December 31, 2007, CGM earned $5,391,575 in brokerage commissions and clearing fees from the Partnership. The Advisors earned $6,962,335 in management fees during 2007. The General Partner earned $1,921,930 in administrative fees during 2007. The Advisors earned $7,785,492 in incentive fees during 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. As of March 1, 2008, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnerships, affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 428.9590 Redeemable Units of Limited Partnership Interest (0.2%) as of December 31, 2007.

Principals who own Redeemable Units of the Partnership:
* David J. Vogel 17.9921 Redeemable Units
* Jerry Pascucci 10.7954 Redeemable Units
* No one principal owns more than 1% of the Redeemable Units of Limited Partnership Interest.

(c)    Changes in control. None.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under ‘‘Item 1. Business.’’, ‘‘Item 8. Financial Statements and Supplementary Data.’’ and ‘‘Item 11. Executive Compensation.’’

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

2007            $90,000

2006            $65,000

(2)    Audit-Related Fees. None.

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007            $21,000

2006            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements: Statements of Financial Condition at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.23 – Letters from the General Partner to Willowbridge Associates, Inc., AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management Inc.) and Winton Capital Management Limited extending the Management Agreement for 2006 (previously filed).

10.24 – Letters from the General Partner to Willowbridge Associates Inc., AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management Inc.) and Winton Capital Management Limited extending the Management Agreement for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2008.

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

/s/ Jerry Pascucci	/s/ Ihor Rakowsky
Jerry Pascucci	Ihor Rakowsky
President & Director	Secretary and Director
/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director	Director
/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director
/s/ Shelley Ullman
Shelley Ullman
Director