Form 10-Q
period 2008-03-31
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2008-05-15
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of ‘‘large accelerated filer and accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  X

As of April 30, 2008, 232,250.5024 Limited Partnership Redeemable Units were outstanding.

Salomon Smith Barney Orion Futures Fund L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnerships, at fair value	$491,654,026	$431,131,828
Equity in commodity futures trading account:
Cash (restricted $1,489,715 and $1,570,327 in 2008 and 2007, respectively)	47,776,001	36,511,392
Net unrealized appreciation on open futures contracts	420,097	590,874
	539,850,124	468,234,094
Distribution receivable	466,827	943,070
Interest receivable	55,775	94,303
Total assets	$540,372,726	$469,271,467
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,126,402	$1,087,160
Management fees	812,002	706,963
Administrative fees	224,632	195,039
Incentive fees	7,522,240	4,416,325
Other	126,663	92,021
Redemptions payable	12,331,716	2,368,203
Total liabilities	22,143,655	8,865,711
Partners’ Capital:
General Partner, 428.9590 Unit equivalents outstanding in 2008 and 2007, respectively	975,972	914,794
Limited Partners, 227,343.4859 and 215,461.3000 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	517,253,099	459,490,962
Total partners’ capital	518,229,071	460,405,756
Total liabilities and partners’ capital	$540,372,726	$469,271,467

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$12,950	0.00	%*
Energy	(190,489)	(0.04)
Grains	(16,150)	(0.00	)*
Interest Rates U.S.	92,821	0.02
Interest Rates Non-U.S.	185,855	0.04
Total futures contracts purchased	84,987	0.02
Futures Contracts Sold
Currencies	93,286	0.02
Grains	146,712	0.03
Interest Rates Non-U.S.	30,612	0.00	*
Livestock	18,620	0.00	*
Metals	45,880	0.01
Total futures contracts sold	335,110	0.06
Investment in Partnerships
SB AAA Master Fund LLC	175,285,366	33.82
CMF Willowbridge Argo Master Fund LP	108,724,206	20.98
CMF Winton Master Fund LP	207,644,454	40.07
Total investment in Partnerships	491,654,026	94.87
Total fair value	$492,074,123	94.95%

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

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains on closed positions	$4,125,025	$105,929
Change in net unrealized gains (losses) on open positions and investment in Partnerships	40,098,528	(16,604,186)
Gain (loss) from trading	44,223,553	(16,498,257)
Interest income	223,430	246,448
Total income (loss)	44,446,983	(16,251,809)
Expenses:
Brokerage commissions including clearing fees of $19,134 and $16,157, respectively	1,435,430	1,614,353
Management fees	2,362,834	1,447,206
Administrative fees	653,319	399,899
Incentive fees	7,522,241	—
Other expenses	75,753	46,647
Total expenses	12,049,577	3,508,105
Net income (loss)	32,397,406	(19,759,914)
Additions — Limited Partners	44,385,000	39,596,000
Redemptions — Limited Partners	(18,959,091)	(11,496,514)
Redemptions — General Partner	—	(750,133)
Net increase in Partners’ Capital	57,823,315	7,589,439
Partners’ Capital, beginning of period	460,405,756	308,398,078
Partners’ Capital, end of period	$518,229,071	$315,987,517
Net Asset Value per Unit (227,772.4449 and 183,827.7915 Units outstanding at March 31, 2008 and 2007, respectively)	$2,275.21	$1,718.93
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$142.62	$(108.86)

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$32,397,406	$(19,759,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Partnerships	(32,996,280)	(38,381,120)
Proceeds from sale of investment in Partnerships	13,219,630	16,196,329
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(40,745,548)	17,340,480
(Increase) decrease in restricted cash	80,612	(858,276)
(Increase) decrease in net unrealized appreciation on open futures contracts	170,777	(736,293)
(Increase) decrease in distribution receivable	476,243	—
(Increase) decrease in interest receivable	38,528	(8,555)
Accrued expenses:
Increase (decrease) in brokerage commissions	39,242	(33,729)
Increase (decrease) in management fees	105,039	9,534
Increase (decrease) in administrative fees	29,593	2,800
Increase (decrease) in incentive fees	3,105,915	(1,098,712)
Increase (decrease) in other	34,642	29,662
Net cash used in operating activities	(24,044,201)	(27,297,794)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	44,385,000	39,596,000
Payments for redemptions — Limited Partners	(8,995,578)	(11,282,074)
Payments for redemptions — General Partners	—	(750,133)
Net cash provided by financing activities	35,389,422	27,563,793
Net change in unrestricted cash	11,345,221	265,999
Unrestricted cash, at beginning of period	34,941,065	16,295,681
Unrestricted cash, at end of period	$46,286,286	$16,561,680
Non-cash financing activities:
Change in redemptions payable	$9,963,513	$—

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
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

As of March 31, 2008, all trading decisions are made by Willowbridge Associates Inc., (‘‘Willowbridge’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’) (each an ‘‘Advisor’’ and, collectively, the ‘‘Advisors’’). Willowbridge trades both the Willowbridge Argo and Willowbridge Vulcan trading systems for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$188.31	$(99.65)
Interest income	0.98	1.37
Expenses**	(46.67)	(10.58)
Increase (decrease) for the period	142.62	(108.86)
Net Asset Value per Redeemable Unit, beginning of period	2,132.59	1,827.79
Net Asset Value per Redeemable Unit, end of period	$2,275.21	$1,718.93
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2008	2007
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.5)%	(4.2)%
Operating expense	3.7%	4.6%
Incentive fees	1.5%	—%
Total expenses	5.2%	4.6%
Total return:
Total return before incentive fees	8.2%	(6.0)%
Incentive fees	(1.5)%	—%
Total return after incentive fees	6.7%	(6.0)%
***	Annualized (other than incentive fees).
****	Interest income less total expenses.
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

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2008 and December 31, 2007, based on a monthly calculation, were $2,141,652 and $1,124,771, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2008 and December 31, 2007, were $420,097 and $590,874, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$420,097	$420,097	—	—
Investment in Partnerships	491,654,026	491,654,026	—	—
Total fair value	$492,074,123	$492,074,123	—	—

5.    Investment in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in SB AAA Master Fund LLC (‘‘AAA Master’’), a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

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

AAA Master’s, Willowbridge Master’s and Winton Master’s (the ‘‘Funds’’) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

At March 31, 2008 and December 31, 2007, the Partnership owned 17.6% and 16.5%, respectively, of AAA Master. At March 31, 2008 and December 31, 2007, the Partnership owned 45.1% and 42.5% of Willowbridge Master. At March 31, 2008 and December 31, 2007, the Partnership owned 38.6% and 38.4%, respectively, of Winton Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2008
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,451,062,279	$455,105,902	$995,956,377
Willowbridge Master	241,200,168	281,577	240,918,591
Winton Master	543,136,264	5,244,283	537,891,981
Total	$2,235,398,711	$460,631,762	$1,774,766,949

	December 31, 2007
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,160,130,922	$160,677,386	$999,453,536
Willowbridge Master	213,552,209	497,187	213,055,022
Winton Master	464,943,301	7,898,168	457,045,133
Total	$1,838,626,432	$169,072,741	$1,669,553,691

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2008		For the three months ended March 31, 2008
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	33.82%	$175,285,366	$7,203,097	$126,597	$23,478	$7,053,022	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	20.98%	108,724,206	8,519,102	50,652	3,725	8,464,725	Commodity Portfolio	Monthly
CMF Winton Master LP	40.07%	207,644,454	24,826,444	71,841	3,045	24,751,558	Commodity Portfolio	Monthly
Total		$491,654,026	$40,548,643	$249,090	$30,248	$40,269,305

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

	December 31, 2007		For the three months ended March 31, 2007
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
Investment				Commissions	Other
SB AAA Master Fund LLC	35.86%	$165,108,218	$1,030,754	$104,839	$13,183	$912,732	Energy Markets	Monthly
CMF Willowbridge Agro Master Fund LP	19.65%	90,472,695	(10,946,493)	53,718	3,278	(11,003,489)	Commodity Portfolio	Monthly
CMF Winton Master LP	38.13%	175,550,915	(7,129,139)	116,150	4,434	(7,249,723)	Commodity Portfolio	Monthly
Total		$431,131,828	$(17,044,878)	$274,707	$20,895	$(17,340,480)

6.    Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and the Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Funds have concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner monitors and controls the Partnership’s and the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Funds are subject. These monitoring systems allow the General Partner to statistically analyze

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in commodity futures trading account consisting of cash, net unrealized appreciation on open futures contracts, and (iii) distribution and interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership capital increased 12.6% from $460,405,756 to $518,229,071. This increase was attributable to net income from operations of $32,397,406 coupled with additional sales of 20,290.3753 Redeemable Units of Limited Partnership totaling $44,385,000, which was partially offset by the redemption of 8,408.1894 Redeemable Units of Limited Partnership Interest resulting in an outflow of $18,959,091. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$420,097	$420,097	—	—
Investment in Partnerships	491,654,026	491,654,026	—	—
Total fair value	$492,074,123	$492,074,123	—	—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008, the Net Asset Value per Redeemable Unit increased 6.7% from $2,132.59 to $2,275.21 as compared to a decrease of 6.0% in the first quarter of 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees in the first quarter of 2008 of $44,223,553. Gains were primarily attributable to the Partnership’s and the Funds’ trading of currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in indices. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees in the first quarter of 2007 of $16,498,257. Losses were primarily attributable to the Partnership’s and the Funds’ trading of currencies, grains, metals, indices, softs, U.S. and non-U.S. interest rates and were partially offset by gains in energy.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a U.S. recession was either imminent or already in progress. However, equity prices finally stabilized after a surprised 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The U.S. dollar continued to weaken throughout much of the first quarter as interest rate differential widened, providing a lift for commodity prices.

The Partnership was profitable for the quarter in almost every sector, especially in fixed income, energy and metals. As the Federal Reserve aggressively tackled the downside risks to the economy by lowering overnight rate and the discount rate, the yield on treasury notes dropped sharply, benefiting the portfolio. In the energy sector, profits were earned as prices for crude oil and heating oil rallied on U.S. dollar weakness. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded funds and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors.

Growing concerns on the economy combined with strong moves by the Federal Reserve created a highly volatile equity market, rendering losses for the Partnership.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended March 31, 2008 decreased by $23,018 as compared to the corresponding period in 2007. The decrease is due to lower U.S. Treasury bill rates for the Partnership when compared to the corresponding period in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $178,923, as compared to the corresponding period in 2007. The decrease in brokerage commissions and fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 increased by $915,628, as compared to the corresponding period in 2007. The increase of management fees is due to an increase in net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2008 increased by $253,420, as compared to the corresponding period in 2007. The increase in administrative fees is due to an increase in net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $7,522,241. There were no incentive fees earned for the three months ended March 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by the Partnership and the Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Partnership’s and the Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s and the Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and the Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership and the Funds rapidly acquire(s) and liquidate(s) both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Funds’ past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2008 and the highest, lowest and average value during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. As of March 31, 2008, the Partnership’s total capital was $518,229,071. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$149,850	0.03%	$596,611	$122,000	$303,087
Energy	471,750	0.09%	1,435,250	88,000	891,917
Grains	114,170	0.02%	702,000	47,500	265,523
Interest Rates U.S.	99,900	0.02%	210,450	64,800	126,400
Interest Rates Non-U.S.	141,238	0.03%	700,978	27,322	210,673
Livestock	15,200	0.00%**	29,600	15,200	22,400
Metals:
– Exchange Traded Contracts	148,000	0.03%	1,131,500	148,000	542,000
Total	$1,140,108	0.22%
* Average month-end Values at Risk
** Due to rounding

As of March 31, 2008, AAA Master’s total capital was $995,956,377. The Partnership owned 17.6% of AAA Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$107,744,930	10.82%	$128,699,033	$86,922,706	$108,482,788
Energy Swaps	1,620,046	0.16%	1,620,046	1,620,046	1,620,046
Grains	112,896	0.01%	206,814	76,446	121,914
Total	$109,477,872	10.99%
* Average month-end Values at Risk

As of March 31, 2008, Willowbridge Master’s total capital was $240,918,591. The Partnership owned 45.1% of Willowbridge Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$1,212,600	0.50%	$4,323,555	$1,041,780	$2,705,978
Energy	4,441,500	1.84%	11,162,000	1,210,500	7,443,667
Interest Rates U.S.	451,200	0.19%	1,852,650	394,800	913,400
Interest Rates Non-U.S.	838,095	0.35%	5,762,619	838,095	3,206,688
Livestock	112,800	0.05%	225,600	112,800	164,000
Metals:
– Exchange Traded Contracts	2,749,500	1.14%	8,742,000	1,210,500	4,883,083
Total	$9,805,695	4.07%
*	Average of month-end Values at Risk

As of March 31, 2008, Winton Master’s total capital was $537,891,981. The Partnership owned 38.6% of Winton Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$5,734,644	1.07%	$6,844,904	$5,047,854	$5,963,654
Energy	4,747,900	0.88%	6,750,850	2,830,800	5,095,667
Grains	3,347,392	0.62%	4,647,430	2,422,321	3,533,866
Interest Rates U.S.	2,320,350	0.43%	4,165,350	584,194	2,062,233
Interest Rates Non-U.S.	2,431,180	0.45%	6,255,287	2,431,180	4,089,283
Livestock	330,500	0.06%	350,900	134,640	233,537
Lumber	3,300	0.00%**	5,400	1,100	3,300
Metals:
– Exchange Traded Contracts	1,611,750	0.30%	3,141,000	1,536,200	2,509,250
– OTC Contracts	999,167	0.19%	1,149,977	770,646	974,141
Softs	1,540,282	0.29%	2,273,575	777,533	1,524,456
Indices	2,555,854	0.47%	8,454,239	1,433,950	2,841,990
Total	$25,622,319	4.76%
*	Average of month-end Values at Risk
**	Due to rounding

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2008 there were additional sales to Limited Partners of 20,290.3753 Redeemable Units of Limited Partnership totaling $44,385,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 − January 31, 2008	1,896.4095	$2,158.46	N/A	N/A
February 1, 2008 − February 29, 2008	1,091.7459	$2,321.10	N/A	N/A
March 1, 2008 − March 31, 2008	5,420.0340	$2,275.21	N/A	N/A
	8,408.1894	$2,254.84
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

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008