Form 10-Q
period 2008-06-30
SALOMON SMITH BARNEY ORION FUTURES FUND LP
filed 2008-08-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 232,423.7697 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at June 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 20

Item 4.	Controls and Procedures	21

PART II - Other Information		22 – 24

PART I
Item 1. Financial Statements
Salomon Smith Barney Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$575,162,713	$431,131,828
Equity in commodity futures trading account:
Cash (restricted $5,608,089 and $1,570,327 in 2008 and 2007, respectively)	51,382,006	36,511,392
Net unrealized appreciation on open futures contracts	1,871,117	590,874

	628,415,836	468,234,094
Distribution receivable	523,321	943,070
Interest receivable	76,599	94,303

Total assets	$629,015,756	$469,271,467

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,561,043	$1,087,160
Management fees	954,066	706,963
Administrative fees	261,414	195,039
Incentive fees	14,278,712	4,416,325
Other	60,782	92,021
Redemptions payable	24,882,568	2,368,203

Total liabilities	41,998,585	8,865,711

Partners’ Capital:
General Partner, 1,281.5595 and 428.9590 Unit equivalents outstanding in 2008 and 2007, respectively	3,227,992	914,794
Limited Partners, 231,772.7453 and 215,461.3000 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	583,789,179	459,490,962

Total partners’ capital	587,017,171	460,405,756

Total liabilities and partners’ capital	$629,015,756	$469,271,467

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$91,405	0.02%
Energy	588,025	0.10
Grains	88,472	0.02
Interest Rates U.S.	13,656	0.00	*
Livestock	12,920	0.00	*
Metals	247,163	0.04
Softs	364,443	0.06

Total futures contracts purchased	1,406,084	0.24

Futures Contracts Sold
Currencies	64,610	0.01
Interest Rates Non-U.S.	400,423	0.07

Total futures contracts sold	465,033	0.08

Investment in Partnerships
SB AAA Master Fund LLC	216,958,151	36.96
CMF Willowbridge Argo Master Fund LP	138,535,011	23.60
CMF Winton Master Fund LP	219,669,551	37.42

Total investment in Partnerships	575,162,713	97.98

Total fair value	$577,033,830	98.30%

*	Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$221,653	0.05%
Grains	405,137	0.09
Metals	(63,100)	(0.01)
Softs	23,338	0.00	*

Total futures contracts purchased	587,028	0.13

Futures Contracts Sold
Currencies	(11,275)	(0.00	)*
Interest Rates Non-U.S.	14,901	0.00	*
Softs	220	0.00	*

Total futures contracts sold	3,846	0.00	*

Investment in Partnerships
SB AAA Master Fund LLC	165,108,218	35.86
CMF Willowbridge Argo Master Fund LP	90,472,695	19.65
CMF Winton Master LP	175,550,915	38.13

Total investment in Partnerships	431,131,828	93.64

Total fair value	$431,722,702	93.77%

*	Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$2,947,829	$2,590,203	$7,072,854	$2,696,133
Change in net unrealized gains (losses) on open positions and investment in Partnerships	$75,122,564	46,962,274	115,221,092	30,358,088

Gain (loss) from trading, net	78,070,393	49,552,477	122,293,946	33,054,221
Interest income	181,029	273,178	404,459	519,626

Total income (loss)	78,251,422	49,825,655	122,698,405	33,573,847

Expenses:
Brokerage commissions including clearing fees of $22,266, $13,633, $41,400 and $29,790, respectively	1,839,364	1,443,088	3,274,794	3,057,442
Management fees	2,675,070	1,664,689	5,037,904	3,111,895
Administrative fees	734,541	459,712	1,387,860	859,611
Incentive fees	14,278,712	1,777,646	21,800,953	1,777,646
Other	89,955	39,787	165,708	86,434

Total expenses	19,617,642	5,384,922	31,667,219	8,893,028

Net income (loss)	58,633,780	44,440,733	91,031,186	24,680,819
Additions — Limited Partners	49,631,000	34,032,000	94,016,000	73,628,000
Additions — General Partners	1,973,412	—	1,973,412	—
Redemptions — Limited Partners	(41,450,092)	(14,335,615)	(60,409,183)	(25,832,129)
Redemptions — General Partner	—	—	—	(750,133)

Net increase (decrease) in Partners’ Capital	68,788,100	64,137,118	126,611,415	71,726,557
Partners’ Capital, beginning of period	518,229,071	315,987,517	460,405,756	308,398,078

Partners’ Capital, end of period	$587,017,171	$380,124,635	$587,017,171	$380,124,635

Net Asset Value per Unit (233,054.3048 and 195,059.1032 Units outstanding at June 30, 2008 and 2007, respectively)	$2,518.80	$1,948.77	$2,518.80	$1,948.77

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$243.59	$229.84	$386.21	$120.98

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$58,633,780	$44,440,733	91,031,186	$24,680,819
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Partnerships	(47,770,412)	(32,226,840)	(80,766,692)	(70,607,960)
Proceeds from sale of investment in Partnerships	37,876,775	14,342,235	51,096,405	30,538,565
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(73,615,050)	(47,775,947)	(114,360,598)	(30,435,468)
(Increase) decrease in restricted cash	(4,118,374)	654,451	(4,037,762)	(203,825)
(Increase) decrease in net unrealized appreciation on open futures contracts	(1,451,020)	813,674	(1,280,243)	77,381
(Increase) decrease in distribution receivable	(56,494)	—	419,749	—
(Increase) decrease in interest receivable	(20,824)	(4,648)	17,704	(13,203)
Accrued expenses:
Increase (decrease) in brokerage commissions	434,641	128,103	473,883	94,374
Increase (decrease) in management fees	142,064	103,072	247,103	112,606
Increase (decrease) in administrative fees	36,782	28,561	66,375	31,361
Increase (decrease) in incentive fees	6,756,472	1,777,646	9,862,387	678,934
Increase (decrease) in other	(65,881)	(7,811)	(31,239)	21,851

Net cash provided by (used in) operating activities	(23,217,541)	(17,726,771)	(47,261,742)	(45,024,565)

Cash flows from financing activities:
Proceeds from additions — Limited Partners	49,631,000	34,032,000	94,016,000	73,628,000
Proceeds from additions — General Partner	1,973,412	—	1,973,412	—
Payments for redemptions — Limited Partners	(28,899,240)	(11,835,289)	(37,894,818)	(23,117,363)
Payments for redemptions — General Partner	—	—	—	(750,133)

Net cash provided by (used in) financing activities	22,705,172	22,196,711	58,094,594	49,760,504

Net change in unrestricted cash	(512,369)	4,469,940	10,832,852	4,735,939
Unrestricted cash, at beginning of period	46,286,286	16,561,680	34,941,065	16,295,681

Unrestricted cash, at end of period	$45,773,917	$21,031,620	$45,773,917	$21,031,620

Non-cash financing activities:
Change in redemptions payable	$12,550,852	$—	$22,514,365	$—

See accompanying notes to financial statements.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Salomon Smith Barney Orion Futures Fund L.P. (the “Partnership”) is a limited partnership that was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures, swaps and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between March 31, 1999 (commencement of the offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership privately and continuously offers up to 250,000 Redeemable Units to qualified investors.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, is the Partnership’s general partner and commodity pool operator (the “General Partner”). The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”).

As of June 30, 2008, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”). Willowbridge trades both the Willowbridge Argo and Willowbridge Vulcan trading systems for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$316.78	$248.69	$505.09	$149.04
Interest income	0.76	1.41	1.74	2.78
Expenses**	(73.95)	(20.26)	(120.62)	(30.84)

Increase (decrease) for the period	243.59	229.84	386.21	120.98
Net Asset Value per Redeemable Unit, beginning of period	2,275.21	1,718.93	2,132.59	1,827.79

Net Asset Value per Redeemable Unit, end of period	$2,518.80	$1,948.77	$2,518.80	$1,948.77

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(3.7)%	(3.8)%	(3.6)%	(4.0)%

Operating expense	3.9%	4.1%	3.8%	4.3%
Incentive fees	2.6%	0.5%	4.1%	0.5%

Total expenses	6.5%	4.6%	7.9%	4.8%

Total return:
Total return before incentive fees	13.4%	13.9%	22.5%	7.1%
Incentive fees	(2.7)%	(0.5)%	(4.4)%	(0.5)%

Total return after incentive fees	10.7%	13.4%	18.1%	6.6%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $1,958,382 and $1,124,771, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2008 and December 31, 2007, were $1,871,117 and $590,874, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$1,871,117	$1,871,117	$—	$—
Investment in Partnerships	575,162,713	—	575,162,713	—

Total fair value	$577,033,830	$1,871,117	$575,162,713	$—

5.	Investment in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in SB AAA Master Fund LLC (“AAA Master”), a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge Argo for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash of $29,866,194 and a contribution of open commodity futures and forward positions with a fair value of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

At June 30, 2008 and December 31, 2007, the Partnership owned 19.5% and 16.5%, respectively, of AAA Master. At June 30, 2008 and December 31, 2007, the Partnership owned 46.2% and 42.5%, respectively of Willowbridge Master. At June 30, 2008 and December 31, 2007, the Partnership owned 38.8% and 38.4%, respectively, of Winton Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2008
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital

AAA Master	$2,608,771,144	$1,496,249,614	$1,112,521,530
Willowbridge Master	300,559,327	405,574	300,153,753
Winton Master	567,942,303	1,516,509	566,425,794

Total	$3,477,272,774	$1,498,171,697	$1,979,101,077

	December 31, 2007
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,160,130,922	$160,677,386	$999,453,536
Willowbridge Master	213,552,209	497,187	213,055,022
Winton Master	464,943,301	7,898,168	457,045,133

Total	$1,838,626,432	$169,072,741	$1,669,553,691

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2008		For the three months ended June 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

SB AAA Master Fund LLC	36.96%	$216,958,151	$30,959,842	$153,747	$40,401	$30,765,694	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	23.60%	138,535,011	28,060,491	40,337	4,408	28,015,746	Commodity Portfolio	Monthly
CMF Winton Master LP	37.42%	219,669,551	14,938,178	44,384	3,690	14,890,104	Commodity Portfolio	Monthly

Total		$575,162,713	$73,958,511	$238,468	$48,499	$73,671,544

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

	June 30, 2008		For the six months ended June 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

SB AAA Master Fund LLC	36.96%	$216,958,151	$38,162,939	$280,344	$63,878	$37,818,717	Energy Markets	Monthly
CMF Willowbridge Agro Master Fund LP	23.60%	138,535,011	36,579,593	90,989	8,134	36,480,470	Commodity Portfolio	Monthly
CMF Winton Master LP	37.42%	219,669,551	39,764,622	116,225	6,735	39,641,662	Commodity Portfolio	Monthly

Total		$575,162,713	$114,507,154	$487,558	$78,747	$113,940,849

	December 31, 2007		For the three months ended June 30, 2007
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

SB AAA Master Fund LLC	35.86%	$165,108,218	$13,392,846	$110,412	$14,675	$13,267,759	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	19.65%	90,472,695	16,193,670	46,377	3,568	16,143,725	Commodity Portfolio	Monthly
CMF Winton Master Fund LP	38.13%	175,550,915	18,442,740	74,187	4,090	18,364,463	Commodity Portfolio	Monthly

Total		$431,131,828	$48,029,256	$230,976	$22,333	$47,775,947

	December 31, 2007		For the six months ended June 30, 2007
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

SB AAA Master Fund LLC	35.86%	$165,108,218	$14,423,601	$215,251	$27,858	$14,180,492	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	19.65%	90,472,695	5,247,176	100,095	6,846	5,140,235	Commodity Portfolio	Monthly
CMF Winton Master LP	38.13%	175,550,915	11,313,602	190,337	8,524	11,114,741	Commodity Portfolio	Monthly

Total		$431,131,828	$30,984,379	$505,683	$43,228	$30,435,468

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Salomon Smith Barney Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in commodity futures trading account consisting of cash, net unrealized appreciation on open futures contracts, and (iii) distribution and interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 27.5% from $460,405,756 to $587,017,171. This increase was attributable to net income from operations of $91,031,186 coupled with additional sales of 41,639.7511 Redeemable Units of Limited Partnership totaling $94,016,000 and 852.6005 Units of General Partnership Interest totaling $1,973,412, which was partially offset by the redemption of 25,328.3058 Redeemable Units of Limited Partnership Interest resulting in an outflow of $60,409,183. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$1,871,117	$1,871,117	$—	$—
Investment in Partnerships	575,162,713	—	575,162,713	—

Total fair value	$577,033,830	$1,871,117	$575,162,713	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 10.7% from $2,275.21 to $2,518.80 as compared to an increase of 13.4% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2008 of $78,070,393. Gains were primarily attributable to the Partnership’s and the Funds’ trading of energy, grains, non-U.S. interest rates, softs, indices and lumber and were partially offset by losses in currencies, U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees during the second quarter of 2007 of $49,552,477. Gains were primarily attributable to the Partnership’s and the Funds’ trading of currencies, energy, grains, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals, livestock and softs.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, grains and global fixed income sectors while losses were realized in trading metals and U.S. interest rates.

In the energy sector, long-term bullish trends in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the grains sector, fundamental supply constraints and weather events contributed to record prices as the bullish trend continued. Corn and the soybean positions also contributed to the gains. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors.

Losses were realized in metals, primarily in silver and copper, as prices experienced sharp reversals in May follow by market consolidation with no strong directional moves. Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. The U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to economy to a more hawkish stance towards inflation.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 18.1% from $2,132.59 to $2,518.80 as compared to an increase of 6.6% during the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees during the six months ended June 30, 2008 of $122,293,946. Gains were primarily attributable to the Partnership’s and the Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs, indices and lumber and were partially offset by losses in livestock. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees during the six months ended June 30, 2007 of $33,054,221. Gains were primarily attributable to the Partnership’s and the Funds’ trading of energy, non-U.S. interest rates, currencies and indices and were partially offset by losses in grains, livestock, U.S. interest rates and softs.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2008 decreased by $92,149 and $115,167, respectively as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates for the Partnership when compared to the corresponding periods in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and six months ended June 30, 2008 increased by $396,276 and $217,352, respectively as compared to the corresponding periods in 2007. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 increased by $1,010,381 and $1,926,009, respectively as compared to the corresponding periods in 2007. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2008 increased by $274,829 and $528,249, respectively as compared to the corresponding periods in 2007. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $14,278,712 and $21,800,953, respectively. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $1,777,646.

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

Value at Risk is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2008 and the highest, lowest and average value during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. As of June 30, 2008, the Partnership’s total capital was $587,017,171. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

				Three Months Ended June 30, 2008
	Value at	% of Total		High	Low	Average Value
Market Sector	Risk	Capital		Value at Risk	Value at Risk	at Risk*

Currencies:
- Exchange Traded Contracts	$1,078,558	0.18%		$1,146,752	$149,850	$681,174
Energy	802,750	0.14%		2,147,000	165,112	1,059,667
Grains	874,000	0.15%		874,000	55,500	568,833
Interest Rates U.S.	68,400	0.01%		521,700	53,200	291,667
Interest Rates Non-U.S.	380,470	0.06%		1,193,605	137,480	793,894
Livestock	30,400	0.00	% **	30,400	15,200	30,000
Metals:
- Exchange Traded Contracts	684,000	0.12%		1,036,000	148,000	539,417
Softs	391,400	0.07%		477,200	106,400	255,967

Total	$4,309,978	0.73%

*	Average month-end Values at Risk

**	Due to rounding

As of June 30, 2008, AAA Master’s total capital was $1,112,521,530. The Partnership owned 19.5% of AAA Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$154,277,694	13.87%	$179,466,923	$107,720,171	$144,064,745
Energy Swaps	1,620,046	0.14%	1,620,046	1,620,046	1,620,046

Total	$155,897,740	14.01%

*	Average month-end Values at Risk

As of June 30, 2008, Willowbridge Master’s total capital was $300,153,753. The Partnership owned 46.2% of Willowbridge Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$8,004,034	2.67%	8,004,034	$1,195,400	$4,981,921
Energy	5,957,250	1.98%	15,933,000	4,343,750	8,623,000
Grains	5,470,800	1.82%	5,470,800	417,000	3,107,960
Interest Rates U.S.	523,674	0.17%	3,496,800	423,000	1,527,491
Interest Rates Non-U.S.	3,576,411	1.19%	8,375,150	806,274	5,844,469
Livestock	225,600	0.08%	225,600	111,200	149,333
Metals:
– Exchange Traded Contracts	1,833,000	0.61%	4,950,750	916,500	2,742,333
Softs	1,945,800	0.65%	2,071,100	535,800	1,501,133

Total	$27,536,569	9.17%

*	Average of month-end Values at Risk

As of June 30, 2008, Winton Master’s total capital was $566,425,794. The Partnership owned 38.8% of Winton Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$3,803,627	0.67%	$5,762,547	$3,711,917	$4,396,103
Energy	4,144,950	0.73%	5,618,000	3,028,550	4,165,400
Grains	2,799,144	0.50%	3,880,322	1,912,675	2,781,729
Interest Rates U.S.	2,167,200	0.38%	2,615,600	160,797	1,198,017
Interest Rates Non-U.S.	4,659,574	0.82%	5,714,598	1,875,349	4,632,906
Livestock	135,970	0.02%	346,800	53,775	212,283
Lumber	3,300	0.00%**	3,300	2,200	3,300
Metals:
– Exchange Traded Contracts	1,394,750	0.25%	2,028,500	1,125,750	1,594,667
– OTC Contracts	1,647,127	0.29%	1,718,310	1,009,998	1,632,542
Softs	679,622	0.12%	1,498,048	625,308	852,049
Indices	10,589,074	1.87%	10,676,120	2,612,290	7,121,637

Total	$32,024,338	5.65%

*	Average of month-end Values at Risk

**	Due to rounding

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in the Partnerships Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2008 there were additional sales to Limited Partners of 21,349.3758 Redeemable Units of Limited Partnership totaling $49,631,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	3,954.5832	$2,314.58	N/A	N/A

May 1, 2008 – May 31, 2008	3,086.7940	$2,401.95	N/A	N/A

June 1, 2008 – June 30, 2008	9,878.7392	$2,518.80	N/A	N/A

	16,920.1164	$2,449.75

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

Date: August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2008