Form 10-Q
period 2008-09-30
CITIGROUP ORION FUTURES FUND LP
filed 2008-11-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-50271

CITIGROUP ORION FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	22-3644546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
55 East 59th Street – 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 230,878.1375 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4T.	Controls and Procedures	21

PART II - Other Information		22 – 26

PART I
Item 1. Financial Statements
Citigroup Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$555,534,762	$431,131,828
Equity in commodity futures trading account:
Cash	69,506,868	34,941,065
Cash margin	1,549,785	1,570,327
Net unrealized appreciation on open futures contracts	1,076,630	590,874
Unrealized appreciation on forward contracts	3,252,415	—
Commodity options owned, at fair value (cost $592,000 and $0 in 2008 and 2007, respectively)	7,750	—

	630,928,210	468,234,094
Distribution receivable	410,486	943,070
Interest receivable	64,345	94,303

Total assets	$631,403,041	$469,271,467

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$3,394,559	$—
Accrued expenses:
Brokerage commissions	1,621,240	1,087,160
Management fees	967,249	706,963
Administrative fees	260,960	195,039
Incentive fees	7,533,291	4,416,325
Other	84,233	92,021
Redemptions payable	10,206,781	2,368,203

Total liabilities	24,068,313	8,865,711

Partners’ Capital:
General Partner, 1,281.5595 and 428.9590 Unit equivalents outstanding in 2008 and 2007, respectively	3,313,844	914,794
Limited Partners, 233,592.3843 and 215,461.3000 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	604,020,884	459,490,962

Total partners’ capital	607,334,728	460,405,756

Total liabilities and partners’ capital	$631,403,041	$469,271,467

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$109,725	0.02%
Interest Rates Non-U.S.	(35,761)	(0.01)
Metals	(12,500)	0.00	*

Total futures contracts purchased	61,464	0.01

Futures Contracts Sold
Currencies	130,856	0.02
Energy	17,010	0.00	*
Grains	547,948	0.09
Interest Rates Non-U.S.	(62,635)	(0.01)
Livestock	12,510	0.00	*
Metals	283,912	0.05
Softs	85,565	0.02

Total futures contracts sold	1,015,166	0.17

Net unrealized appreciation on futures contracts	1,076,630	0.18

Unrealized Appreciation on Open Forward Contracts
Metals	3,252,415	0.54

Total unrealized appreciation on open forward contracts	3,252,415	0.54

Unrealized Depreciation on Open Forward Contracts
Metals	(3,394,559)	(0.56)

Total unrealized depreciation on open forward contracts	(3,394,559)	(0.56)

Options Owned
Energy	7,000	0.00	*
Grains	750	0.00	*

Total options owned	7,750	0.00	*

Investment in Partnerships
Citigroup AAA Master Fund LLC	243,002,449	40.01
CMF Willowbridge Argo Master Fund LP	128,720,739	21.19
CMF Winton Master Fund LP	183,811,574	30.27

Total investment in Partnerships	555,534,762	91.47

Total fair value	$556,476,998	91.63%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$221,653	0.05%
Grains	405,137	0.09
Metals	(63,100)	(0.01)
Softs	23,338	0.00	*

Total futures contracts purchased	587,028	0.13

Futures Contracts Sold
Currencies	(11,275)	(0.00	)*
Interest Rates Non-U.S.	14,901	0.00	*
Softs	220	0.00	*

Total futures contracts sold	3,846	0.00	*

Net unrealized appreciation on futures contracts	590,874	0.13

Investment in Partnerships
SB AAA Master Fund LLC	165,108,218	35.86
CMF Willowbridge Argo Master Fund LP	90,472,695	19.65
CMF Winton Master LP	175,550,915	38.13

Total investment in Partnerships	431,131,828	93.64

Total fair value	$431,722,702	93.77%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$2,246,419	$3,251,325	$9,319,273	$5,947,460
Change in net unrealized gains (losses) on open positions and investment in Partnerships	26,217,759	12,590,212	141,438,851	42,948,298

Gain (loss) from trading, net	28,464,178	15,841,537	150,758,124	48,895,758
Interest income	255,189	282,958	659,648	802,584

Total income (loss)	28,719,367	16,124,495	151,417,772	49,698,342

Expenses:
Brokerage commissions, including clearing fees of $26,999, $10,299, $68,399 and $40,089, respectively	1,517,139	1,009,216	4,791,933	4,066,658
Management fees	2,796,871	1,809,743	7,834,775	4,921,638
Administrative fees	757,089	499,292	2,144,949	1,358,903
Incentive fees	7,533,291	1,591,521	29,334,244	3,369,167
Other	113,039	65,329	278,747	151,763

Total expenses	12,717,429	4,975,101	44,384,648	13,868,129

Net income (loss)	16,001,938	11,149,394	107,033,124	35,830,213
Additions — Limited Partners	39,412,000	30,108,000	133,428,000	103,736,000
Additions — General Partners	—	—	1,973,412	—
Redemptions — Limited Partners	(35,096,381)	(9,673,407)	(95,505,564)	(35,505,536)
Redemptions — General Partner	—	—	—	(750,133)

Net increase in Partners’ Capital	20,317,557	31,583,987	146,928,972	103,310,544
Partners’ Capital, beginning of period	587,017,171	380,124,635	460,405,756	308,398,078

Partners’ Capital, end of period	$607,334,728	$411,708,622	$607,334,728	$411,708,622

Net Asset Value per Unit (234,873.9438 and 205,701.2820 Units outstanding at September 30, 2008 and 2007, respectively)	$2,585.79	$2,001.49	$2,585.79	$2,001.49

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$66.99	$52.72	$453.20	$173.70

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$107,033,124	$35,830,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Partnerships	(118,812,042)	(98,936,850)
Proceeds from sale of investment in Partnerships	136,621,182	44,149,021
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(142,212,074)	(41,563,082)
(Increase) decrease in cash margin	20,542	(547,076)
(Increase) decrease in net unrealized appreciation on open futures contracts	(485,756)	(1,385,216)
(Increase) decrease in unrealized appreciation on open forward contracts	(3,252,415)	—
(Increase) decrease in commodity options owned, at fair value	(7,750)	—
(Increase) decrease in distribution receivable	532,584	—
(Increase) decrease in interest receivable	29,958	(17,297)
(Increase) decrease in unrealized depreciation on open forward contracts	3,394,559	—
Accrued expenses:
Increase (decrease) in brokerage commissions	534,080	(227,103)
Increase (decrease) in management fees	260,286	160,368
Increase (decrease) in administrative fees	65,921	44,847
Increase (decrease) in incentive fees	3,116,966	492,809
Increase (decrease) in other	(7,788)	(84,177)

Net cash provided by (used in) operating activities	(13,168,623)	(62,083,543)

Cash flows from financing activities:
Proceeds from additions — Limited Partners	133,428,000	103,736,000
Proceeds from additions — General Partner	1,973,412	—
Payments for redemptions — Limited Partners	(87,666,986)	(31,883,879)
Payments for redemptions — General Partner	—	(750,133)

Net cash provided by (used in) financing activities	47,734,426	71,101,988

Net change in cash	34,565,803	9,018,445
Cash, at beginning of period	34,941,065	16,295,681

Cash, at end of period	$69,506,868	$25,314,126

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Citigroup Orion Futures Fund L.P., formerly Salomon Smith Barney Orion Futures Fund L.P., (the “Partnership”) is a limited partnership that was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including commodity options, commodity futures, swaps and forward contracts on United States exchanges and certain foreign exchanges. The Partnership may trade commodity futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

As of September 30, 2008, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”). Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$112.79	$70.74	$617.88	$219.78
Interest income	1.07	1.40	2.81	4.18
Expenses**	(46.87)	(19.42)	(167.49)	(50.26)

Increase (decrease) for the period	66.99	52.72	453.20	173.70
Net Asset Value per Redeemable Unit, beginning of period	2,518.80	1,948.77	2,132.59	1,827.79

Net Asset Value per Redeemable Unit, end of period	$2,585.79	$2,001.49	$2,585.79	$2,001.49

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(3.3)%	(3.1)%	(3.5)%	(3.7)%

Operating expense	3.5%	3.4%	3.7%	4.0%
Incentive fees	1.3	0.4	5.4	1.0

Total expenses	4.8%	3.8%	9.1%	5.0%

Total return:
Total return before incentive fees	3.9%	3.1%	27.1%	10.4%
Incentive fees	(1.2)	(0.4)	(5.8)	(0.9)

Total return after incentive fees	2.7%	2.7%	21.3%	9.5%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were $2,165,570 and $1,124,771, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2008 and December 31, 2007, were $942,236 and $590,874, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of September 30, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$3,252,415	$—	$3,252,415	$—
Futures	1,076,630	1,076,630	—	—
Options	7,750	7,750	—	—
Investment in Partnerships	555,534,762	—	555,534,762	—

Total Assets	$559,871,557	$1084,380	$558,787,177	$—

Liabilities
Forwards	$3,394,559	$—	$3,394,559	$—

Total Liabilities	3,394,559	—	3,394,559	—

Total Fair Value	$556,476,998	$1084,380	$555,392,618	$—

5.	Investment in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in Citigroup AAA Master Fund LLC, formerly SB AAA Master Fund LLC, (“AAA Master”), a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in AAA Master are approximately the same and redemption rights are not affected.

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As of September 30, 2008 the Partnership owned approximately 19.4%, 44.8% and 37.6% of AAA Master, Willowbridge Master and Winton Master, respectively. As of December 31, 2007 the Partnership owned approximately 16.5%, 42.5% and 38.4% of AAA Master, Willowbridge Master and Winton Master, respectively. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2008
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,876,577,674	$621.697,910	$1,254,879,764
Willowbridge Master	287,503,914	249,408	287,254,506
Winton Master	490,507,894	1,597,793	488,910,101

Total	$2,654,589,482	$623,545,111	$2,031,044,371

	December 31, 2007
	Funds’	Funds’	Funds’
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,160,130,922	$160,677,386	$999,453,536
Willowbridge Master	213,552,209	497,187	213,055,022
Winton Master	464,943,301	7,898,168	457,045,133

Total	$1,838,626,432	$169,072,741	$1,669,553,691

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2008		For the three months ended September 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

Citigroup AAA Master Fund LLC	40.01%	$243,002,449	$37,472,417	$161,680	$48,070	$37,262,667	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	21.19%	128,720,739	4,516,430	54,124	4,133	4,458,173	Commodity Portfolio	Monthly
CMF Winton Master LP	30.27%	183,811,574	(13,937,663)	41,077	3,463	(13,982,203)	Commodity Portfolio	Monthly

Total		$555,534,762	$28,051,184	$256,881	$55,666	$27,738,637

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

	September 30, 2008		For the nine months ended September 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

Citigroup AAA Master Fund LLC	40.01%	$243,002,449	$75,635,358	$442,024	$111,949	$75,081,385	Energy Markets	Monthly
CMF Willowbridge Agro Master Fund LP	21.19%	128,720,739	41,096,023	145,113	12,266	40,938,644	Commodity Portfolio	Monthly
CMF Winton Master LP	30.27%	183,811,574	25,826,961	157,302	10,198	25,659,461	Commodity Portfolio	Monthly

Total		$555,534,762	$142,558,342	$744,439	$134,413	$141,679,490

	December 31, 2007		For the three months ended September 30, 2007
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

SB AAA Master Fund LLC	35.86%	$165,108,218	$4,929,116	$128,368	$26,921	$4,773,827	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	19.65%	90,472,695	(2,245,944)	33,127	2,964	(2,282,035)	Commodity Portfolio	Monthly
CMF Winton Master Fund LP	38.13%	175,550,915	8,709,966	69,714	4,429	8,635,823	Commodity Portfolio	Monthly

Total		$431,131,828	$11,393,138	$231,209	$34,314	$11,127,615

	December 31, 2007		For the nine months ended September 30, 2007
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

SB AAA Master Fund LLC	35.86%	$165,108,218	$19,352,717	$343,619	$54,779	$18,954,319	Energy Markets	Monthly
CMF Willowbridge Argo Master Fund LP	19.65%	90,472,695	3,001,232	133,221	9,811	2,858,200	Commodity Portfolio	Monthly
CMF Winton Master LP	38.13%	175,550,915	20,023,568	260,052	12,953	19,750,563	Commodity Portfolio	Monthly

Total		$431,131,828	$42,377,517	$736,892	$77,543	$41,563,082

6.	Financial Instrument Risks:

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in commodity futures trading account consisting of cash, net unrealized appreciation on open futures contracts, and (iii) distribution and interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital increased 31.9% from $460,405,756 to $607,334,728. This increase was attributable to net income from operations of $107,033,124 coupled with additional sales of 57,505.0448 Redeemable Units of Limited Partnership totaling $133,428,000 and 852.6005 Units of General Partnership Interest totaling $1,973,412, which was partially offset by the redemption of 39,373.9605 Redeemable Units of Limited Partnership Interest resulting in an outflow of $95,505,564. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to the financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset per Redeemable Unit increased 2.7% from $2,518.80 to $2,585.79 as compared to an increase of 2.7% in the third quarter of 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions, changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2008 of $28,464,178. Gains were primarily attributable to the Partnership’s and the Funds’ trading of currencies, energy, U.S. interest rates, indices and lumber and were partially offset by losses in grains, non-U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions, changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees during the third quarter of 2007 of $15,841,537. Gains were primarily attributable to the Partnership’s and the Fund’s trading of currencies, energy, grains and U.S. interest rates and were partially offset by losses in non-U.S. interest rates, livestock, metals, indices and softs.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Despite these events, the Partnership realized profits for the quarter from energy, currencies and equity indices.

Slowing economic conditions around the globe and record high prices in many markets raised concerns that demand for energies and other raw materials would fall. Crude prices reached a new record high in mid-July on supply threats in Nigeria and Brazil and raised tensions over the Iranian nuclear program. However, the subsequent correction was severe, with prices falling around fifteen percent from intra-month highs. Profits were recorded in the petroleum complex throughout the quarter as discretionary trading in the sector was successful. In currency markets, the U.S. dollar rose considerably against the British Pound, Euro, and Swiss Francs to its highest levels in August amid interesting developments in the divergence of the European and U.S. economies, which resulted in gains for the Partnership. Equity markets gyrated wildly as market participants waited on a bailout plan from the Congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership.

Losses were recorded in agricultural commodities. In grains, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions.

During the nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 21.3% from $2,132.59 to $2,585.79 as compared to an increase of 9.5% during the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions, changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees during the nine months ended September 30, 2008 of $150,758,124. Gains were primarily attributable to the Partnership’s and the Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, indices and lumber and were partially offset by losses in livestock and softs. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions, changes in unrealized gains (losses) on open positions and investments in Partnerships) before brokerage commissions and related fees during the nine months ended September 30, 2007 of $48,895,758. Gains were primarily attributable to the Partnership's and the Funds' trading of currencies, energy, grains, U.S. and non-U.S. interest rates, indices and lumber and were partially offset by losses in livestock, metals and softs.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30, 2008 decreased by $27,769 and $142,936, respectively as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates for the Partnership when compared to the corresponding periods in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and nine months ended September 30, 2008 increased by $507,923 and $725,275, respectively as compared to the corresponding periods in 2007. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 increased by $987,128 and $2,913,137, respectively as compared to the corresponding periods in 2007. The increase of management fees is due to an increase in net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2008 increased by $257,797 and $786,046, respectively as compared to the corresponding periods in 2007. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $7,533,291 and $29,334,244, respectively. Trading performance for the three and nine months ended September 30, 2007 resulted in incentive fees of $1,591,521 and $3,369,167, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2008 and the highest, lowest and average value during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. As of September 30, 2008, the Partnership’s total capital was $607,334,728. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

				Three Months Ended September 30, 2008
	Value at	% of Total		High	Low	Average Value
Market Sector	Risk	Capital		Value at Risk	Value at Risk	at Risk*

Currencies:
- Exchange Traded Contracts	$208,859	0.03%		$1,999,001	$208,859	$750,990
Energy	79,410	0.01%		1,894,510	7,220	737,537
Grains	220,060	0.04%		865,500	83,180	243,613
Interest Rates Non-U.S.	585,382	0.10%		1,148,337	137,316	753,607
Livestock	7,200	0.00	% **	93,200	7,200	30,800
Metals:
- Exchange Traded Contracts	136,750	0.02%		1,634,000	109,250	196,917
Softs	75,000	0.01%		471,200	17,100	92,133

Total	$1,312,661	0.21%

*	Average month-end Values at Risk

**	Due to rounding

As of September 30, 2008, AAA Master’s total capital was $1,254,879,764. The Partnership owned 19.4% of AAA Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$271,550,416	21.64%	$347,331,891	$160,617,551	$244,071,688
Energy Swaps	1,620,046	0.13%	1,620,046	1,620,046	1,620,046

Total	$273,170,462	21.77%

*	Average month-end Values at Risk
As of September 30, 2008, Willowbridge Master’s total capital was $287,254,506. The Partnership owned 44.8% of Willowbridge Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$2,172,488	0.75%	$11,556,229	$1,289,789	$5,293,563
Energy	1,926,250	0.67%	6,294,750	1,926,250	2,861,283
Grains	1,541,000	0.54%	5,325,300	201,000	1,334,333
Interest Rates U.S.
Interest Rates Non-U.S.	1,568,237	0.55%	4,420,669	1,014,083	3,125,016
Livestock	53,600	0.02%	220,000	53,600	54,400
Metals:
– Exchange Traded Contracts	770,500	0.27%	6,385,000	770,500	1,450,917
Softs	663,300	0.23%	2,169,500	120,600	524,700

Total	$8,695,375	3.03%

*	Average of month-end Values at Risk

As of September 30, 2008, Winton Master’s total capital was $488,910,101. The Partnership owned 37.6% of Winton Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$2,536,881	0.52%	$3,807,089	$2,255,442	$2,858,142
Energy	1,450,250	0.30%	6,420,400	1,450,250	4,019,433
Grains	676,380	0.14%	2,752,000	676,380	1,586,681
Interest Rates U.S.	2,291,950	0.47%	3,934,150	1,850,700	2,844,617
Interest Rates Non-U.S.	4,020,151	0.82%	6,764,425	3,079,904	5,158,804
Livestock	178,000	0.04%	178,000	32,205	111,747
Lumber	2,200	0.00%**	5,400	2,200	2,567
Metals:
– Exchange Traded Contracts	241,750	0.05%	1,869,500	114,250	643,417
– OTC Contracts	1,050,956	0.22%	1,856,086	683,145	1,076,510
Softs	461,926	0.09%	854,028	461,926	642,026
Indices	7,161,056	1.46%	12,018,105	7,091,823	9,534,109

Total	$20,071,500	4.11%

*	Average of month-end Values at Risk

**	Due to rounding

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in the Partnerships Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

For the three months ended September 30, 2008 there were additional sales to Limited Partners of 15,865.2937 Redeemable Units of Limited Partnership totaling $39,412,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	5,377.6400	$2,424.94	N/A	N/A

August 1, 2008 – August 31, 2008	4,720.7565	$2,510.01	N/A	N/A

September 1, 2008 – September 30, 2008	3,947.2582	$2,585.79	N/A	N/A

	14,045.6547	$2,498.74

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

CITIGROUP ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: November 14, 2008