Form 10-Q
period 2009-03-31
CITIGROUP ORION FUTURES FUND LP
filed 2009-05-15
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

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

Yes    No X

As of April 30, 2009, 238,250.6897 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4T.	Controls and Procedures	19

PART II - Other Information		20 – 25

PART I
Item 1. Financial Statements
Citigroup Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets:
Investment in Partnerships, at fair value	$592,269,806	$610,171,060
Equity in trading account:
Cash	60,750,815	70,898,968
Cash margin	6,895,086	2,972,978
Net unrealized appreciation on open futures contracts	1,270,635	1,526,317
Net unrealized appreciation on open forward contracts	499,325	144,156

	661,685,667	685,713,479
Interest receivable	7,977	1,397

Total assets	$661,693,644	$685,714,876

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$1,526,888	$1,380,827
Management fees	1,012,669	1,053,913
Administrative fees	275,042	285,090
Incentive fees	3,102,122	10,922,554
Other	64,835	117,207
Redemptions payable	11,960,351	23,068,432

Total liabilities	17,941,907	36,828,023

Partners’ Capital:
General Partner, 1,281.5595 Unit equivalents outstanding at March 31, 2009 and December 31, 2008, respectively	3,557,430	3,635,695
Limited Partners, 230,629.3112 and 227,446.9882 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	640,194,307	645,251,158

Total partners’ capital	643,751,737	648,886,853

Total liabilities and partners’ capital	$661,693,644	$685,714,876

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	404	$626,844	0.10%
Energy	240	132,116	0.02
Grains	160	171,371	0.03
Interest Rates U.S.	360	51,660	0.01
Interest Rates Non-U.S.	480	81,043	0.01
Metals	80	345,650	0.05

Total futures contracts purchased		1,408,684	0.22

Futures Contracts Sold
Currencies	80	(1,800)	(0.00)*
Energy	40	(29,470)	(0.00)*
Grains	80	(105,163)	(0.02)
Interest Rates Non-U.S.	11	36,756	0.01
Softs	120	(38,372)	(0.01)

Total futures contracts sold		(138,049)	(0.02)

Net unrealized appreciation on futures contracts		1,270,635 **	0.20

Unrealized Appreciation on Open Forward Contracts
Currencies	24,994,790	53,060	0.01
Metals	327	4,858,597	0.75

Total unrealized appreciation on open forward contracts		4,911,657	0.76

Unrealized Depreciation on Open Forward Contracts
Currencies	24,994,790	(53,060)	(0.01)
Metals	296	(4,359,272)	(0.68)

Total unrealized depreciation on open forward contracts		(4,412,332)	(0.69)

Net unrealized appreciation on open forward contracts		499,325 ***	0.07

Investment in Partnerships
Citigroup AAA Master Fund LLC		266,290,900	41.37
CMF Willowbridge Argo Master Fund LP		115,842,736	18.00
CMF Winton Master LP		210,136,170	32.64

Total investment in Partnerships		592,269,806	92.01

Total fair value		$594,039,766	92.28%

*	Due to rounding

**	This amount is included in “ Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition

***	This amount is included in “ Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	114	$127,205	0.02%
Energy	19	(55,290)	(0.01)
Grains	190	260,336	0.04
Metals	19	44,650	0.01
Interest Rates U.S.	190	607,238	0.09
Interest Rates Non-U.S.	161	567,778	0.09
Softs	38	90,950	0.01

Total futures contracts purchased		1,642,867	0.25

Futures Contracts Sold
Metals	38	(116,550)	(0.02)

Total futures contracts sold		(116,550)	(0.02)

Net unrealized appreciation on open futures contracts		1,526,317 *	0.23

Unrealized Appreciation on Open Forward Contracts
Metals	214	3,283,299	0.50

Total unrealized appreciation on open forward contracts		3,283,299	0.50

Unrealized Depreciation on Open Forward Contracts
Metals	184	(3,139,143)	(0.48)

Total unrealized depreciation on open forward contracts		(3,139,143)	(0.48)

Net unrealized appreciation on open forward contracts		144,156 **	0.02

Investment in Partnerships
Citigroup AAA Master Fund LLC		265,560,308	40.93
CMF Willowbridge Argo Master Fund LP		137,021,864	21.12
CMF Winton Master LP		207,588,888	31.99

Total investment in Partnerships		610,171,060	94.04

Total fair value		$611,841,533	94.29%

*	This amount is included in “ Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition

**	This amount is included in “ Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition
See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(4,563,984)	$4,125,025
Net realized gains (losses) on investments in Partnerships	(4,367,635)	30,769,872
Change in net unrealized gains (losses) on open contracts	99,487	(170,778)
Change in net unrealized gains (losses) on investments in Partnerships	2,744,820	7,693,754

Gain (loss) from trading, net	(6,087,312)	42,417,873
Interest income	19,698	223,430
Interest income from investment in Partnerships	141,292	2,085,018

Total income (loss)	(5,926,322)	44,726,321

Expenses:
Brokerage commissions, including clearing fees	1,400,151	1,684,520
Management fees	3,073,361	2,362,834
Administrative fees	834,223	653,319
Incentive fees	3,102,122	7,522,241
Other	123,930	106,001

Total expenses	8,533,787	12,328,915

Net income (loss)	(14,460,109)	32,397,406
Additions — Limited Partners	55,953,000	44,385,000
Redemptions — Limited Partners	(46,628,007)	(18,959,091)

Net increase (decrease) in Partners’ Capital	(5,135,116)	57,823,315
Partners’ Capital, beginning of period	648,886,853	460,405,756

Partners’ Capital, end of period	$643,751,737	$518,229,071

Net Asset Value per Unit (231,910.8707 and 227,772.4449 Units outstanding at March 31, 2009 and 2008, respectively)	$2,775.86	$2,275.21

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(61.07)	$142.62

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Orion Futures Fund L.P., formerly Salomon Smith Barney Orion Futures Fund L.P., (the “Partnership”) is a limited partnership which was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, metals, U.S. and non-U.S. interest rates, softs and metals. The Partnership commenced trading on June 10, 1999. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The Partnership privately and continuosly offers up to 250,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as general partner (the “General Partner”) and commodity pool operator. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”).

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”) each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

6
	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses)*	$(31.46)	$179.28
Interest income	0.68	10.13
Expenses**	(30.29)	(46.79)

Increase (decrease) for the period	(61.07)	142.62
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	2,836.93	2,132.59

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$2,775.86	$2,275.21

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended
	March 31
	2009		2008

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(3.3)%		(2.0)%

Operating expense	3.4%		3.9%
Incentive fees	0.5		1.5

Total expenses	3.9%		5.4%

Total return:
Total return before incentive fees	(1.7)%		8.2%
Incentive fees	(0.5)		(1.5)

Total return after incentive fees	(2.2	) %	6.7%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $1,588,967 and $1,886,112, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2009 and December 31, 2008, were $1,769,960 and $1,670,473, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisors.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivatives and related hedged activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Sector	Gain (loss) from trading
Currencies	$(422,816)
Energy	(958,840)
Grains	(574,751)
Interest rates U.S.	(1,390,852)
Interest rates Non-U.S.	(566,543)
Metals	15,505
Softs	(496,450)
Livestock	(69,750)

$(4,464,497)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$499,325	$499,325	$—	$—
Futures	1,270,635	1,270,635	—	—
Investment in Partnerships	592,269,806	—	592,269,806	—

Total Assets	$594,039,766	$1,769,960	$592,269,806	$—

5.	Investment in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in Citigroup AAA Master Fund LLC, formerly SB AAA Master Fund LLC, (“AAA Master”), a New York Limited Liability Company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 Units of AAA Master with cash of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash of $29,866,194 and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the Limited Partner/non-managing member elects to redeem and inform the funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At of March 31, 2009, the Partnership owned approximately 19.7%, 50.9% and 39.4% of AAA Master, Willowbridge Master and Winton Master, respectively. At of December 31, 2008, the Partnership owned approximately 19.8%, 46.1% and 37.9% of AAA Master, Willowbridge Master and Winton Master, respectively. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,736,172,386	$385,313,890	$1,350,858,496
Willowbridge Master	227,599,897	16,163	227,583,734
Winton Master	534,331,372	1,049,135	533,282,237

Total	$2,498,103,655	$386,379,188	$2,111,724,467

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,962,984,697	$624,353,598	$1,338,631,099
Willowbridge Master	297,439,763	19,759	297,420,004
Winton Master	547,770,185	18,642	547,751,543

Total	$2,808,194,645	$624,391,999	$2,183,802,646

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2009		For the three months ended March 31, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

AAA Master	41.37%	$266,290,900	$18,013,190	$135,719	$34,890	$17,842,581	Energy Markets	Monthly
Willowbridge Master	18.00%	115,842,736	(17,596,397)	28,546	4,159	(17,629,102)	Commodity Portfolio	Monthly
Winton Master	32.64%	210,136,170	(1,898,316)	26,220	3,543	(1,928,079)	Commodity Portfolio	Monthly

Total		$592,269,806	$(1,481,523)	$190,485	$42,592	$(1,714,600)

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

	December 31, 2008		For the three months ended March 31, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

AAA Master	40.93%	$265,560,308	$7,203,097	$126,597	$23,478	$7,053,022	Energy Markets	Monthly
Willowbridge Master	21.12%	137,021,864	8,519,102	50,652	3,725	8,464,725	Commodity Portfolio	Monthly
Winton Master	31.99%	207,588,888	24,826,445	71,841	3,044	24,751,558	Commodity Portfolio	Monthly

Total		$610,171,060	$40,548,644	$249,090	$30,247	$40,269,305

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances , or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Funds pay or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in futures trading account consisting of cash, net unrealized appreciation on open futures contracts, and (iii) interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 0.8% from $648,886,853 to $643,751,737. This decrease was attributable to a net loss from operations of $14,460,109 coupled with the redemption of 16,556.9439 Redeemable Units of Limited Partnership totaling $46,628,007, which was partially offset by the addition of 19,739.2669 Redeemable Units of Limited Partnership Interest totaling 55,953,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows.   The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statement of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses and Partners’ Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Options.  The Partnership and Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 2.2% from $2,836.93 to $2,775.86 as compared to an increase of 6.7% in the first quarter of 2008. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts and investment in partnerships) before brokerage commissions and related fees in the first quarter of 2009 of $6,087,312. Losses were primarily attributable to the Partnership’s/Funds’, trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and lumber. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed contracts, change in net unrealized gain (losses) on open contracts and investment in partnerships) before brokerage commissions and related fees in the first quarter of 2008 of $42,417,873. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in indices.

The first quarter of 2009 was a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear. The Partnership realized losses for the quarter, primarily in fixed income, currencies, and grains.

The severity of the economic downturn was highlighted early in the quarter when reports showed the U.S. unemployment rate rising to fifteen year highs of 7.2%. With the U.S. Federal Reserve maintaining a near-zero interest rate policy, rate decisions by the European Central Bank and the Bank of England claimed center stage. Yields moved higher as world governments planned record bond sales to rescue failing banking systems, resulting in losses in trading fixed income markets. In the currencies, the Partnership registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. In grains, losses were realized primarily in the soybean complex. Soybean prices rallied on higher demand speculation for U.S. supplies as Argentina withheld crops to protest export taxes.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership’s/Funds’ depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended March 31, 2009 decreased by $2,147,458 as compared to the corresponding period in 2008. The decrease is due to lower U.S. Treasury bill rates for the three months ended March 31, 2009, as compared to the corresponding period in 2008. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $284,369 as compared to the corresponding period in 2008. The decrease in brokerage commissions and fees is primarily due to an decrease in the number of trades during the three months ended March 31, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 increased by $710,527 as compared to the corresponding period in 2008. The increase of management fees is due to an increase in net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2009 increased by $180,904 as compared to the corresponding period in 2008. The increase in administrative fees is due to an increase in net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $3,102,122. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $7,522,241.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main lines of business.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open contracts and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2009 and the highest, lowest and average value during the three months ended March 31, 2009. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, the Partnership’s total capital was $643,751,737.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*

Currencies	$1,710,725	0.27%	$1,848,354	$352,800	$1,352,524
Energy	1,450,000	0.22%	1,738,375	51,675	866,400
Grains	216,000	0.03%	924,000	209,000	392,000
Interest Rates U.S.	372,000	0.06%	676,200	92,400	398,967
Interest Rates Non-U.S.	884,438	0.14%	987,344	273,997	601,032
Metals	622,889	0.10%	1,515,629	164,601	744,493
Softs	124,000	0.02%	440,200	54,600	241,167

Total	$5,380,052	0.84%

*	Average month-end Values at Risk

**	Due to rounding

As of March 31, 2009, AAA Master’s total capitalization was $1,350,858,496. The Partnership owned approximately 19.7% of AAA Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$240,698,609	17.82%	$352,329,038	$216,503,805	$235,594,814

Total	$240,698,609	17.82%

*	Average month-end Values at Risk
As of March 31, 2009, Willowbridge Master’s total capitalization was $227,583,734. The Partnership owned approximately 50.9% of Willowbridge Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$5,193,631	2.29%	$7,338,483	$1,008,000	$4,278,945
Energy	2,445,700	1.07%	8,077,000	391,000	2,243,721
Grains	529,500	0.23%	2,292,000	529,500	869,000
Interest Rates U.S.	3,834,300	1.68%	3,834,300	280,500	2,979,900
Interest Rates Non-U.S.	4,546,693	2.00%	5,175,310	2,315,238	4,060,808
Livestock	183,000	0.08%	244,800	163,200	213,900
Metals	4,046,263	1.78%	6,016,118	2,123,864	3,419,906
Softs	237,900	0.10%	2,227,200	237,900	1,068,767

Total	$21,016,987	9.23%

*	Average of month-end Values at Risk

As of March 31, 2009, Winton Master’s total capitalization was $533,282,237. The Partnership owned approximately 39.4% of Winton Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,970,225	0.93%	$7,148,200	$4,970,225	$5,879,958
Energy	341,797	0.07%	1,501,030	228,335	643,272
Grains	1,202,647	0.23%	1,976,399	1,095,346	1,501,180
Interest Rates U.S.	3,052,875	0.57%	3,458,850	716,705	1,796,014
Interest Rates Non-U.S.	6,473,253	1.22%	7,323,281	4,348,472	5,734,252
Livestock	328,800	0.06%	328,800	72,450	184,183
Lumber	3,300	0.00%**	3,300	1,100	2,200
Metals	2,206,704	0.41%	2,206,704	1,316,143	1,821,245
Softs	746,515	0.14%	857,162	724,732	791,384
Indices	2,089,185	0.39%	3,026,185	1,261,608	2,000,924

Total	$21,415,301	4.02%

*	Average of month-end Values at Risk

**	Due to rounding

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP. and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
          On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2009 there were additional sales to Limited Partners of 19,739.2669 Redeemable Units of Limited Partnership totaling $55,953.000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D as well as to a small number of persons who are non-accredited investors. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	3,300.2485	$2,845.87	N/A	N/A

February 1, 2009 – February 28, 2009	8,947.9943	$2,824.72	N/A	N/A

March 1, 2009 – March 31 2009	4,308.7011	$2,775.86	N/A	N/A

	16,556.9439	$2,816.22

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

CITIGROUP ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	May 15, 2009