Form 10-Q
period 2009-06-30
CITIGROUP ORION FUTURES FUND LP
filed 2009-08-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes    No X

As of July 31, 2009, 254,252.1340 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4T.	Controls and Procedures	22

PART II - Other Information		23 – 27

Exhibits
EX-10 Joinder Agreement
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification

PART I
Item 1. Financial Statements
Citigroup Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets:
Investment in Partnerships, at fair value	$623,926,693	$610,171,060
Equity in trading account:
Cash	64,165,934	70,898,968
Cash margin	9,122,470	2,972,978
Net unrealized appreciation on open futures contracts	476,593	1,526,317
Net unrealized appreciation on open forward contracts	3,104,624	144,156
Options owned, at fair value (cost $111,000 and $0 at June 30, 2009 and December 31, 2009, respectively)	38,500	—

	700,834,814	685,713,479
Interest receivable	6,238	1,397

Total assets	$700,841,052	$685,714,876

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$3,102,772	$—
Accrued expenses:
Brokerage commissions	1,785,642	1,380,827
Management fees	1,072,048	1,053,913
Administrative fees	289,957	285,090
Incentive fees	—	10,922,554
Other	55,233	117,207
Redemptions payable	9,875,366	23,068,432

Total liabilities	16,181,018	36,828,023

Partners’ Capital:
General Partner, 1,281.5595 Unit equivalents outstanding at June 30, 2009 and December 31, 2008, respectively	3,572,206	3,635,695
Limited Partners, 244,346.4067 and 227,446.9882 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	681,087,828	645,251,158

Total partners’ capital	684,660,034	648,886,853

Total liabilities and partners’ capital	$700,841,052	$685,714,876

See accompanying notes to financial statements.

Citigroup Orion Futures Fund L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners’
	contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	267	$(56,766)	(0.01)%
Energy	599	(493,646)	(0.07)
Grains	10	(13,125)	(0.00)*
Interest Rates Non-U.S.	579	424,597	0.06
Livestock	109	111,040	0.02
Softs	208	99,389	0.01

Total futures contracts purchased		71,489	0.01

Futures Contracts Sold
Currencies	178	(180,225)	(0.03)
Energy	104	130,130	0.02
Grains	544	519,013	0.08
Interest Rates U.S.	178	(77,954)	(0.01)
Softs	33	14,140	0.00 *

Total futures contracts sold		405,104	0.06

Unrealized Appreciation on Open Forward Contracts
Metals		3,104,624	0.45

Total unrealized appreciation on open forward contracts		3,104,624	0.45

Unrealized Depreciation on Open Forward Contracts
Metals		(3,102,772)	(0.45)

Total unrealized depreciation on open forward contracts		(3,102,772)	(0.45)

Options Owned
Energy	50	38,500	0.01

Total options owned		38,500	0.01

Investment in Partnerships
Citigroup AAA Master Fund LLC		275,655,484	40.26
CMF Willowbridge Argo Master Fund LP		137,404,085	20.07
CMF Winton Master LP		210,867,124	30.80

Total investment in Partnerships		623,926,693	91.13

Total fair value		$624,443,638	91.21%

*	Due to rounding

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

Citigroup Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$3,812,584	$2,947,829	$(751,401)	$7,072,854
Net realized gains (losses) on investment in Partnerships	132,524,196	5,629,839	128,156,562	36,399,711
Change in net unrealized gains (losses) on open contracts	(1,364,015)	1,451,020	(1,264,528)	1,280,242
Change in net unrealized gains (losses) on investment in Partnerships	(126,151,472)	66,990,769	(123,406,652)	74,684,523

Gain (loss) from, trading net	8,821,293	77,019,457	2,733,981	119,437,330
Interest income	18,382	181,029	38,079	404,460
Interest income from investment in Partnerships	134,830	1,337,903	276,123	3,422,920

Total income (loss)	8,974,505	78,538,389	3,048,183	123,264,710

Expenses:
Brokerage commissions including clearing fees	1,904,782	2,077,832	3,304,933	3,762,352
Management fees	3,186,549	2,675,070	6,259,910	5,037,904
Administrative fees	862,222	734,541	1,696,445	1,387,860
Incentive fees	—	14,278,712	3,102,122	21,800,953
Other	126,022	138,454	249,952	244,455

Total expenses	6,079,575	19,904,609	14,613,362	32,233,524

Net income (loss)	2,894,930	58,633,780	(11,565,179)	91,031,186
Additions — Limited Partner	78,779,000	49,631,000	134,732,000	94,016,000
Additions — General Partner	—	1,973,412	—	1,973,412
Redemptions — Limited Partners	(40,765,633)	(41,450,092)	(87,393,640)	(60,409,183)

Net increase (decrease) in Partners’ Capital	40,908,297	68,788,100	35,773,181	126,611,415
Partners’ Capital, beginning of period	643,751,737	518,229,071	648,886,853	460,405,756

Partners’ Capital, end of period	$684,660,034	$587,017,171	$684,660,034	$587,017,171

Net Asset Value per Unit (245,627.9662 and 233,054.3048 Units outstanding at June 30, 2009 and 2008, respectively)	$2,787.39	$2,518.80	$2,787.39	$2,518.80

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$11.53	$243.59	$(49.54)	$386.21

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup“). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”) each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$27.89	$316.78	$(3.57)	$505.09
Interest income	0.62	0.76	1.30	1.74
Expenses **	(16.98)	(73.95)	(47.27)	(120.62)

Increase (decrease) for the period	11.53	243.59	(49.54)	386.21
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	2,775.86	2,275.21	2,836.93	2,132.59

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$2,787.39	$2,518.80	$2,787.39	$2,518.80

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(3.6)%	(3.3)%	(3.4)%	(2.5)%

Operating expense	3.7%	4.1%	3.5%	4.0%
Incentive fees	—%	2.6	0.5%	4.1%

Total expenses	3.7%	6.7%	4.0%	8.1%

Total return:
Total return before incentive fees	0.4%	13.4%	(1.3)%	22.5%
Incentive fees	—%	(2.7)%	(0.5)%	(4.4)%

Total return after incentive fees	0.4%	10.7%	(1.8)%	18.1%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2009 and December 31, 2008, based on a monthly calculation, were $2,083,336 and $1,886,112, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2009 and December 31, 2008, were $516,945 and $1,670,473, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisors.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivatives and related hedged activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts and options owned as separate assets and liabilities.

Assets	June 30, 2009	Assets	June 30, 2009		Assets	June 30, 2009
Futures Contracts		Forward Contracts			Options Owned
Currencies	$5,534	Metals	$3,104,624		Energy	$38,500

Energy	342,660

Grains	568,782
Interest Rates U.S.	71,015
Interest Rates Non-U.S.	438,246
Livestock	111,040
Softs	116,754

Total unrealized appreciation on open futures contracts	$1,654,031	Total unrealized appreciation on open forward contracts	$3,104,624	**	Options owned	$38,500

Liabilities	June 30, 2009	Liabilities	June 30, 2009
Futures Contracts		Forward Contracts
Currencies	$(242,525)	Metals	$(3,102,772)

Energy	(706,176)

Grains	(62,895)
Interest Rates U.S.	(148,969)
Interest Rates Non-U.S.	(13,648)
Softs	(3,225)

Total unrealized depreciation on open futures contracts	$(1,177,438)	Total unrealized depreciation on open forward contracts	$(3,102,772	)***

Net unrealized appreciation on open futures contracts	$476,593 *				Options owned, at fair value	$38,500	****

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

****	This amount is included in “Options owned, at fair value” on the Statements of Financial Condition.

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Month Ended	Six Month Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$161,082	$(261,735)
Energy	1,034,011	75,171
Grains	1,611,216	1,036,465
Interest rates U.S.	(67,923)	(1,458,775)
Interest rates Non-U.S.	(317,714)	(884,257)
Metals	269,310	284,815
Softs	(309,933)	(806,383)
Livestock	68,520	(1,230)

	$2,448,569	$(2,015,929)

4.	Fair Value Measurements:

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

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$1,852	$1,852	$—	$—
Futures	476,593	476,593	—	—
Options owned	38,500	38,500	—	—
Investment in Partnerships	623,926,693	—	623,926,693	—

Total assets	624,443,638	516,945	623,926,693	—

Total fair value	$624,443,638	$516,945	$623,926,693	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$144,156	$144,156	$—	$—
Futures	1,526,317	1,526,317	—	—
Investment in Partnerships	610,171,060	—	610,171,060	—

Total assets	611,841,533	1,670,473	610,171,060	—

Total fair value	$611,841,533	$1,670,473	$610,171,060	$—

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

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
June 30, 2009
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

At of June 30, 2009, the Partnership owned approximately 21.2%, 54.2% and 42.4% of AAA Master, Willowbridge Master and Winton Master, respectively. At of December 31, 2008, the Partnership owned approximately 19.8%, 46.1% and 37.9% of AAA Master, Willowbridge Master and Winton Master, respectively. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,818,357,143	$521,062,446	$1,297,294,697
Willowbridge Master	259,072,410	5,438,678	253,633,732
Winton Master	498,953,686	2,141,912	496,811,774

Total	$2,576,383,239	$528,643,036	$2,047,740,203

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,962,984,697	$624,353,598	$1,338,631,099
Willowbridge Master	297,439,763	19,759	297,420,004
Winton Master	547,770,185	18,642	547,751,543

Total	$2,808,194,645	$624,391,999	$2,183,802,646

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2009		For the three months ended June 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

AAA Master	40.26%	$275,655,484	$2,441,424	$156,330	$37,090	$2,248,004	Energy Markets	Monthly
Willowbridge Master	20.07%	137,404,085	17,254,325	43,857	6,592	17,203,876	Commodity Portfolio	Monthly
Winton Master	30.80%	210,867,124	(13,188,195)	36,200	3,945	(13,228,340)	Commodity Portfolio	Monthly

Total		$623,926,693	$6,507,554	$236,387	$47,627	$6,223,540

Citigroup Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

	June 30, 2009			For the six months ended June 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)
AAA Master	40.26%	$275,655,484	$20,454,616	$292,049	$71,980	$20,090,587

Willowbridge Master	20.07%	137,404,085	(342,072)	72,403	10,751	(425,226)

Winton Master	30.80%	210,867,124	(15,086,511)	62,420	7,488	(15,156,419)

Total		$623,926,693	$5,026,033	$426,872	$90,219	$4,508,942

	December 31, 2008			For the three months ended June 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)
AAA Master	40.93%	$265,560,308	$30,959,842	$153,747	$40,401	$30,765,694

Willowbridge Master	21.12%	137,021,864	28,060,491	40,337	4,408	28,015,746

Winton Master	31.99%	207,588,888	14,938,178	44,384	3,690	14,890,104

Total		$610,171,060	$73,958,511	$238,468	$48,499	$73,671,544

	December 31, 2008			For the six months ended June 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)
AAA Master	40.93%	$265,560,308	$38,162,939	$280,344	$63,878	$37,818,717

Willowbridge Master	21.12%	137,021,864	36,579,593	90,989	8,134	36,480,470

Winton Master	31.99%	207,588,888	39,764,622	116,225	6,735	39,641,662

Total		$610,171,060	$114,507,154	$487,558	$78,747	$113,940,849

6.	Financial Instrument Risks:

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and the Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s and the Funds’ counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in futures trading account consisting of cash, net unrealized appreciation on open futures contracts, and (iii) interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on futures trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital increased 5.5% from $648,886,853 to $684,660,034. This increase was attributable to the addition of 48,036.7740 Redeemable units of Limited Partnership Interests totalling $134,732,000, which was partially offset by a net loss from operations of $11,565,179, coupled with the redemptions of 31,137.3555 Redeemable Units of Limited Partnership Interest totaling $87,393,640. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows.   The Partnership has elected not to provide a Statement of Cash Flows as permitted FAS 102.

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

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In April 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, that there has not been a decrease in the volume and level of activity in the Partnerships level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s second quarter of 2009 the Net Asset Value per Redeemable Unit increased 0.4% from $2,775.86 to $2,787.39 as compared to an increase of 10.7% in the second quarter of 2008. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions, change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2009 of $8,821,293. Gains were primarily attributable to the Partnership’s and the Fund’s trading of currencies, energy, grains, and livestock and were partially offset by losses in U.S. and non-U.S. interest rates, metals, indices, lumber and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2008 of $77,019,457. Gains were primarily attributable to the Partnership’s and the Fund’s trading of energy, grains, non-U.S. interest rates, softs, indices and lumber and were partially offset by losses in currencies, U.S. interest rates, livestock and metals.

During the Partnership’s six months ended June 30, 2009 the Net Asset Value per Redeemable Unit decreased 1.8% from $2,836.93 to $2,787.39 as compared to an increase of 18.1% during the six months ended June 30, 2008. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions, change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees for the six months ended June 30, 2009 of $2,733,981. Gains were primarily attributable to the Partnership’s and the Fund’s trading of energy, grains, and livestock and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, metals, softs, lumber and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2008 of $119,437,330. Gains were primarily attributable to the Partnership’s and the Fund’s trading of currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs, indices and lumber and were partially offset by losses in livestock.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership’s/Funds’ depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership and the Funds expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2009 decreased by $1,365,720 and $3,513,178, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates for the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and six months ended June 30, 2009 decreased by $173,050 and $457,419, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is primarily due to an decrease in the number of trades during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2009 increased by $511,479 and $1,222,006, respectively as compared to the corresponding periods in 2008. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2009 increased by $127,681 and $308,585, respectively as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $0 and $3,102,122, respectively. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $14,278,712 and $21,800,953 receptively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2009 and the highest, lowest and average value during the three months ended June 30, 2009. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Partnership’s total capital was $684,660,034.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*

Currencies	$980,810	0.14%	$2,657,132	$10,800	$1,177,190
Energy	4,846,643	0.71%	4,846,643	494,101	1,817,082
Grains	1,006,980	0.15%	1,119,015	291,600	811,412
Interest Rates U.S.	432,540	0.06%	1,174,500	105,705	498,300
Interest Rates Non-U.S.	996,226	0.15%	1,446,663	212,338	770,719
Livestock	64,060	0.01%	71,280	5,250	33,901
Metals	23,723	0.00%**	2,084,242	23,717	1,337,998
Softs	349,380	0.05%	653,340	69,300	360,627

Total	$8,700,362	1.27%

*	Average month-end Values at Risk.

**	Due to rounding

As of June 30, 2009, AAA Master’s total capitalization was $1,297,294,697. The Partnership owned approximately 21.2% of AAA Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$147,468,039	11.37%	$207,597,990	$4,405,231	$133,166,548

Total	$147,468,039	11.37%

*	Average month-end Values at Risk.
As of June 30, 2009, Willowbridge Master’s total capitalization was $253,633,732. The Partnership owned approximately 54.2% of Willowbridge Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$13,118,128	5.18%	$13,147,160	$5,538,108	$8,545,585
Energy	12,294,113	4.85%	12,294,113	3,461,603	7,404,729
Grains	3,284,044	1.29%	5,919,480	714,826	3,531,527
Interest Rates U.S.	4,041,900	1.59%	5,954,715	1,232,010	2,404,608
Interest Rates Non-U.S.	3,643,986	1.44%	7,303,934	2,589,407	4,302,563
Softs	1,021,440	0.40%	2,249,100	320,040	1,392,978

Total	$37,403,611	14.75%

*	Average of month-end Values at Risk.

As of June 30, 2009, Winton Master’s total capitalization was $496,811,774. The Partnership owned approximately 42.4% of Winton Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$8,859,097	1.78%	$8,859,097	$3,479,307	$5,498,936
Energy	1,328,142	0.27%	2,627,998	421,858	1,607,888
Grains	1,735,598	0.35%	1,751,852	1,506,767	1,639,557
Interest Rates U.S.	1,956,170	0.39%	4,289,355	1,412,777	2,653,818
Interest Rates Non-U.S.	4,517,638	0.91%	6,588,104	2,841,339	4,285,101
Livestock	235,616	0.05%	425,655	235,616	381,686
Metals	2,026,388	0.41%	2,629,647	849,000	2,287,274
Softs	479,423	0.10%	1,269,508	479,423	950,433
Indices	5,803,898	1.17%	6,425,774	2,321,055	5,287,835

Total	$26,941,970	5.43%

*	Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
     On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
     On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
     Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
     On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
     Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation
     Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
     In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
     ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
     Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
     Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
     Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
     American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
     American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2009 there were additional sales to Limited Partners of 28,297.5071 Redeemable Units of Limited Partnership totaling $78,779,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

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

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	4,271.1521	$2,738.40	N/A	N/A

May 1, 2009 – May 31, 2009	6,766.3875	$2,836.69	N/A	N/A

June 1, 2009 – June 30, 2009	3,542.8720	$2,787.39	N/A	N/A

	14,580.4116	$2,795.92

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

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

Exhibit –10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

CITIGROUP ORION FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2009