Form 10-Q
period 2009-09-30
ORION FUTURES FUND LP
filed 2009-11-16
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-50271

ORION FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	22-3644546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
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

Yes    No X

As of October 31, 2009, 281,480.3142 Limited Partnership Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 – 27

Exhibits

3.2(b) Certificate of Amendment to the Certificate of Limited Partnership, dated May 21, 2003

3.2(c) Certificate of Amendment to the Certificate of Limited Partnership, dated September 21, 2005

3.2(e) Certificate of Amendment to the Certificate of Limited Partnership, dated September 19, 2008

3.2(g) Certificate of Change to the Certificate of Limited Partnership, dated January 31, 2000

10.5 Second Amended and Restated Agency Agreement

10.6 Form of Subscription Agreement

10.7 Form of Third-Party Subscription Agreement

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets:
Investment in Partnerships, at fair value	$688,746,400	$610,171,060
Equity in trading account:
Cash	71,533,862	70,898,968
Cash margin	8,689,124	2,972,978
Net unrealized appreciation on open futures contracts	1,469,672	1,526,317
Net unrealized appreciation on open forward contracts	106,348	144,156

	770,545,406	685,713,479
Interest receivable	4,399	1,397

Total assets	$770,549,805	$685,714,876

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$2,125,855	$1,380,827
Management fees	1,178,758	1,053,913
Administrative fees	320,165	285,090
Incentive fees	1,035,966	10,922,554
Other	29,174	117,207
Redemptions payable	10,254,527	23,068,432

Total liabilities	14,944,445	36,828,023

Partners’ Capital:
General Partner, 1,281.5595 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	3,523,673	3,635,695
Limited Partners, 273,531.9430 and 227,446.9882 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	752,081,687	645,251,158

Total partners’ capital	755,605,360	648,886,853

Total liabilities and partners’ capital	$770,549,805	$685,714,876

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	388	$1,026,937	0.14%
Grains	122	13,725	0.00 *
Interest Rates U.S.	388	310,969	0.04
Interest Rates Non-U.S.	412	196,233	0.02
Metals	254	529,525	0.07
Softs	234	146,896	0.02

Total futures contracts purchased		2,224,285	0.29

Futures Contracts Sold
Currencies	194	95,234	0.01
Energy	252	(974,941)	(0.13)
Grains	223	306,838	0.04
Interest Rates U.S.	97	(9,150)	(0.00)*
Interest Rates Non-U.S.	97	(4,674)	(0.00)*
Livestock	55	(20,070)	(0.00)*
Metals	143	(147,850)	(0.02)

Total futures contracts sold		(754,613)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Metals	92	2,467,781	0.33

Total unrealized appreciation on open forward contracts		2,467,781	0.33

Unrealized Depreciation on Open Forward Contracts
Metals	110	(2,361,433)	(0.31)

Total unrealized depreciation on open forward contracts		(2,361,433)	(0.31)

Investment in Partnerships
AAA Master Fund LLC		305,713,895	40.46
CMF Willowbridge Argo Master Fund LP		138,253,880	18.30
CMF Winton Master LP		244,778,625	32.39

Total investment in Partnerships		688,746,400	91.15

Total fair value		$690,322,420	91.36%

*	Due to rounding

See accompanying notes to financial statements.

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

Orion Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(4,855,184)	$2,246,419	$(5,606,585)	$9,319,273
Net realized gains (losses) on investment in Partnerships	(6,668,146)	16,982,079	121,488,416	53,381,790
Change in net unrealized gains (losses) on open contracts	1,170,075	(1,520,879)	(94,453)	(240,637)
Change in net unrealized gains (losses) on investment in Partnerships	7,997,677	9,569,011	(115,408,975)	84,253,534

Gain (loss) from, trading net	(2,355,578)	27,276,630	378,403	146,713,960
Interest income	22,621	255,190	60,700	659,646
Interest income from investment in Partnerships	151,965	1,500,094	428,088	4,923,018

Total income (loss)	(2,180,992)	29,031,914	867,191	152,296,624

Expenses:
Brokerage commissions including clearing fees	2,251,687	1,774,020	5,556,620	5,536,372
Management fees	3,427,414	2,796,871	9,687,324	7,834,775
Administrative fees	928,856	757,089	2,625,301	2,144,949
Incentive fees	1,035,966	7,533,291	4,138,088	29,334,244
Other	124,495	168,705	374,447	413,160

Total expenses	7,768,418	13,029,976	22,381,780	45,263,500

Net income (loss)	(9,949,410)	16,001,938	(21,514,589)	107,033,124
Additions — Limited Partner	107,453,226	39,412,000	242,185,226	133,428,000
Additions — General Partner	—	—	—	1,973,412
Redemptions — Limited Partners	(26,558,490)	(35,096,381)	(113,952,130)	(95,505,564)

Net increase (decrease) in Partners’ Capital	70,945,326	20,317,557	106,718,507	146,928,972
Partners’ Capital, beginning of period	684,660,034	587,017,171	648,886,853	460,405,756

Partners’ Capital, end of period	$755,605,360	$607,334,728	$755,605,360	$607,334,728

Net Asset Value per Unit (274,813.5025 and 234,873.9438 Units outstanding at September 30, 2009 and 2008, respectively)	$2,749.52	$2,585.79	$2,749.52	$2,585.79

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(37.87)	$66.99	$(87.41)	$453.20

Weighted average units outstanding	268,549.9973	239,017.5072	250,370.2244	235,808.4396

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Orion Futures Fund L.P., (formerly Citigroup Orion Futures Fund L.P.), (the “Partnership”), is a limited partnership which was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The sectors traded include currencies, energy, grains, livestock, U.S. and non-U.S. interest rates, softs and metals. The Partnership commenced trading on June 10, 1999. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures, forwards and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The Partnership privately and continuosly offers up to 400,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”) each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership.

The General Partner and each limited partner of the Partnership each, a (“Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10-15 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$(17.49)	$106.74	$(21.06)	$597.43
Interest income	0.67	7.34	1.97	23.79
Expenses **	(21.05)	(47.09)	(68.32)	(168.02)

Increase (decrease) for the period	(37.87)	66.99	(87.41)	453.20
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	2,787.39	2,518.80	2,836.93	2,132.59

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$2,749.52	$2,585.79	$2,749.52	$2,585.79

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(3.6)%	(2.5)%	(3.5)%	(2.5)%

Operating expense	3.7%	3.7%	3.6%	3.9%
Incentive fees	0.1%	1.3%	0.6%	5.4%

Total expenses	3.8%	5.0%	4.2%	9.3%

Total return:
Total return before incentive fees	(1.2)%	3.9%	(2.6)%	27.1%
Incentive fees	(0.2)%	(1.2)%	(0.5)%	(5.8)%

Total return after incentive fees	(1.4)%	2.7%	(3.1)%	21.3%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20-15, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $1,889,227 and $1,886,112, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2009 and December 31, 2008, were $1,576,020 and $1,670,473, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are based on the number of trades executed by the Advisors.

The Partnership adopted ASC 815-10 Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivatives instruments and related hedged activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009 are indicative of the volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts and options owned as separate assets and liabilities.

Assets	September 30, 2009	Assets	September 30, 2009
Futures Contracts		Forward Contracts
Currencies	$1,155,472	Metals	$2,467,781

Grains	323,013
Interest Rates U.S.	310,969
Interest Rates Non-U.S.	196,233
Metals	599,362
Softs	177,001

Total unrealized appreciation on open futures contracts	$2,762,050	Total unrealized appreciation on open forward contracts	$2,467,781

Liabilities	September 30, 2009	Liabilities	September 30, 2009
Futures Contracts		Forward Contracts
Currencies	$(33,300)	Metals	$(2,361,433)

Energy	(974,941)
Grains	(2,450)

Interest Rates U.S.	(9,150)
Interest Rates Non-U.S.	(4,674)
Livestock	(20,070)
Metals	(217,688)
Softs	(30,105)

Total unrealized depreciation on open futures contracts	$(1,292,378)	Total unrealized depreciation on open forward contracts	$(2,361,433)

Net unrealized appreciation on open futures contracts	$1,469,672 *	Net unrealized appreciation on open forwards contract	$106,348 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Month Ended	Nine Month Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(1,588,471)	$(1,850,206)
Energy	(1,080,215)	(1,005,044)
Grains	60,989	1,097,454
Interest rates U.S.	(127,718)	(1,586,493)
Interest rates Non-U.S.	(334,859)	(1,219,116)
Metals	(38,540)	246,275
Softs	(122,084)	(928,467)
Livestock	(454,211)	(455,441)

	$(3,685,109)	$(5,701,038)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$106,348	$106,348	$—	$—
Futures	1,469,672	1,469,672	—	—

Investment in Partnerships	688,746,400	—	688,746,400	—

Total assets	690,322,420	1,576,020	688,746,400	—

Total fair value	$690,322,420	$1,576,020	$688,746,400	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$144,156	$144,156	$—	$—
Futures	1,526,317	1,526,317	—	—
Investment in Partnerships	610,171,060	—	610,171,060	—

Total assets	611,841,533	1,670,473	610,171,060	—

Total fair value	$611,841,533	$1,670,473	$610,171,060	$—

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

5.	Investment in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC, formerly Citigroup AAA Master Fund LLC, (“AAA Master”), a New York limited liability company organized under the limited liability company laws of the State of New York (respectively). The Partnership purchased 5,173.4381 Units of AAA Master with cash of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 Units of Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership directly and through its investment in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At of September 30, 2009, the Partnership owned approximately 23.0%, 58.1% and 46.7% of AAA Master, Willowbridge Master and Winton Master, respectively. At of December 31, 2008, the Partnership owned approximately 19.8%, 46.1% and 37.9% of AAA Master, Willowbridge Master and Winton Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,933,729,139	$605,566,558	$1,328,162,581
Willowbridge Master	238,192,320	30,172	238,162,148
Winton Master	524,755,608	442,584	524,313,024

Total	$2,696,677,067	$606,039,314	$2,090,637,753

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,962,984,697	$624,353,598	$1,338,631,099
Willowbridge Master	297,439,763	19,759	297,420,004
Winton Master	547,770,185	18,642	547,751,543

Total	$2,808,194,645	$624,391,999	$2,183,802,646

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
AAA Master	$40,194,995	$40,401,333	$39,460,830
Winton Master	7,322,348	7,447,037	7,339,274
Willowbridge Master	(20,085,700)	(20,026,877)	(20,139,642)

Total	$27,431,643	$27,821,493	$26,660,462

	For the nine months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
AAA Master	$143,718,324	$144,327,480	$141,598,562
Winton Master	(29,310,166)	(28,936,214)	(29,217,064)
Willowbridge Master	(23,802,080)	(23,622,469)	(23,895,630)

Total	$90,606,078	$91,768,797	$88,485,868

	For the three months ended September 30, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
AAA Master	$193,315,855	$194,927,645	$193,836,326
Winton Master	(39,233,959)	(37,573,727)	(37,692,795)
Willowbridge Master	8,930,938	9,817,051	9,686,363

Total	$163,012,834	$167,170,969	$165,829,894

	For the nine months ended September 30, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
AAA Master	$395,536,118	$400,447,961	$397,460,650
Winton Master	59,111,379	64,841,142	64,405,072
Willowbridge Master	87,588,256	90,440,613	90,089,941

Total	$542,235,753	$555,729,716	$551,955,663

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2009		For the three months ended September 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

AAA Master	40.46%	$305,713,895	$8,683,054	$181,792	$29,699	$8,471,563	Energy Markets	Monthly
Willowbridge Master	18.30%	138,253,880	(10,921,492)	53,377	10,614	(10,985,483)	Commodity Portfolio	Monthly
Winton Master	32.39%	244,778,625	3,719,934	44,820	3,948	3,671,166	Commodity Portfolio	Monthly

Total		$688,746,400	$1,481,496	$279,989	$44,261	$1,157,246

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

	September 30, 2009			For the nine months ended September 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	40.46%	$305,713,895	$29,137,670	$473,840	$101,679	$28,562,151	Energy Markets	Monthly

Willowbridge Master	18.30%	138,253,880	(11,263,564)	125,780	21,365	(11,410,709)	Commodity Portfolio	Monthly

Winton Master	32.39%	244,778,625	(11,366,577)	107,240	11,436	(11,485,253)	Commodity Portfolio	Monthly

Total		$688,746,400	$6,507,529	$706,860	$134,480	$5,666,189

	December 31, 2008			For the three months ended September 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	40.93%	$265,560,308	$37,472,417	$161,680	$48,070	$37,262,667	Energy Markets	Monthly

Willowbridge Master	21.12%	137,021,864	4,516,430	54,124	4,133	4,458,173	Commodity Portfolio	Monthly

Winton Master	31.99%	207,588,888	(13,937,663)	41,077	3,463	(13,982,203)	Commodity Portfolio	Monthly

Total		$610,171,060	$28,051,184	$256,881	$55,666	$27,738,637

	December 31, 2008			For the nine months ended September 30, 2008
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	40.93%	$265,560,308	$75,635,358	$442,024	$111,949	$75,081,385	Energy Markets	Monthly

Willowbridge Master	21.12%	137,021,864	41,096,023	145,113	12,266	40,938,644	Commodity Portfolio	Monthly

Winton Master	31.99%	207,588,888	25,826,961	157,302	10,198	25,659,461	Commodity Portfolio	Monthly

Total		$610,171,060	$142,558,342	$744,439	$134,413	$141,679,490

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances , or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and the Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s and the Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The general partner/managing member monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the general partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in Partnerships (ii) equity in futures trading account consisting of cash, net unrealized appreciation on open futures and forwards contracts, and (iii) interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital increased 16.4% from $648,886,853 to $755,605,360. This increase was attributable to the addition of 86,861.0612 Redeemable units of Limited Partnership Interests totalling $242,185,226, which was partially offset by a net loss from operations of $21,514,589, coupled with the redemptions of 40,776.1064 Redeemable Units of Limited Partnership Interest totaling $113,952,130. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows.   The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statement of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Options.  The Partnership and Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Brokerage Commissions.  Commission charges to open and closed futures and exchange traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2005.

Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, that there has not been a decrease in the volume and level of activity in the Partnerships level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.

Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly FAS No. 165 “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009 the Net Asset Value per Redeemable Unit decreased 1.4% from $2,787.39 to $2,749.52 as compared to an increase of 2.7% in the third quarter of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2009 of $2,355,578. Losses were primarily attributable to the Partnership’s / Funds’ trading of currencies, energy, indices and livestock and were partially offset by gains in grains, U.S. and non-U.S. interest rates, metals, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2008 of $27,276,630. Gains were primarily attributable to the Partnership’s / Funds’ trading of currencies, energy, U.S. interest rates, indices and lumber and were partially offset by losses in grains non-U.S. interest rates, livestock, metals and softs.

Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has increased from record lows but remains well below historical averages. The Partnership realized losses for the quarter, primarily in energy and equity indices.

Despite upgraded demand forecasts from OPEC, petroleum prices continued to weaken. U.S. government data showed unexpected increases in inventories as both imports and domestic output continued to rise. Following a period of sustained declines, natural gas prices unexpectedly rallied, contributing to losses in the energy sector. The combination of strong growth news, benign inflation data and accommodative monetary policy stances from key central banks has continued to support the price action in risky assets. Losses were also recorded in equities as positions were slow to turn early in the quarter.

During the Partnership’s nine months ended September 30, 2009 the Net Asset Value per Redeemable Unit decreased 3.1% from $2,836.93 to $2,749.52 as compared to an increase of 21.3% in the same period of 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2009 of $378,403. Gains were primarily attributable to the Partnership’s / Funds’ trading of energy, grains, and metals and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock, softs, lumber and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2008 of $146,713,960. Gains were primarily attributable to the Partnership’s / Funds’ trading of currencies, energy, grains, U.S. and non-U.S. interest rates, metals, indices and lumber and were partially offset by losses in livestock and softs

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnerships/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30, 2009 decreased by $1,580,698 and $5,093,876, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates for the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and nine months ended September 30, 2009 increased by $477,667 and $20,248, respectively as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 increased by $630,543 and $1,852,549, respectively as compared to the corresponding periods in 2008. The increase of management fees is due to an increase in average net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2009 increased by $171,767 and $480,352, respectively as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in average net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $1,035,966 and $4,138,088, respectively. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $7,533,291 and $29,334,244, resceptively.

     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performances are not necessarily indicative of their future results.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and its indirect investments in the Funds by market category as of September 30, 2009 and the highest, lowest and average value during the three months ended September 30, 2009. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of September 30, 2009, the Partnership’s total capital was $755,605,360. As of September 30, 2009, the Partnerships Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*

Currencies	$1,441,066	0.19%	$2,683,324	$412,155	$1,214,880
Energy	1,534,013	0.20%	4,112,876	45,000	1,639,231
Grains	431,866	0.06%	1,484,580	339,470	840,044
Interest Rates U.S.	824,985	0.11%	1,008,315	103,275	509,885
Interest Rates Non-U.S.	1,620,591	0.21%	2,000,036	401,344	1,051,417
Livestock	57,720	0.01%	64,060	6,000	39,369
Metals	2,134,462	0.28%	2,273,753	388,216	1,513,345
Softs	531,300	0.07%	534,300	136,320	320,262

Total	$8,576,003	1.13%

*	Average month-end Values at Risk.

As of September 30, 2009, AAA Master’s total capitalization was $1,328,162,581. The Partnership owned approximately 23.0% of AAA Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in AAA Master as of September 30, 2009, was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$156,850,602	11.81%	$188,797,618	$153,049,427	$171,524,611

Total	$156,850,602	11.81%

*	Average month-end Values at Risk.
As of September 30, 2009, Willowbridge Master’s total capitalization was $238,162,148. The Partnership owned approximately 58.1% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master as of September 30, 2009, was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$7,855,650	3.30%	$14,208,480	$2,908,305	$8,695,042
Energy	1,451,588	0.61%	13,037,019	685,800	6,087,536
Grains	3,415,500	1.44%	3,415,500	1,723,410	2,429,356
Interest Rates U.S.	5,191,560	2.18%	9,939,105	507,263	3,052,277
Interest Rates Non-U.S.	10,084,707	4.23%	14,168,324	455,649	7,346,189
Livestock	273,240	0.12%	410,400	133,110	209,851
Metals	8,083,122	3.39%	8,372,754	1,909,575	5,660,365
Softs	1,841,840	0.77%	2,445,100	981,960	1,607,183

Total	$38,197,207	16.04%

*	Average of month-end Values at Risk.

As of September 30, 2009, Winton Master’s total capitalization was $524,313,024. The Partnership owned approximately 46.7% of Winton Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master as of September 30, 2009, was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$9,333,591	1.78%	$10,700,900	$8,478,938	$9,504,427
Energy	1,240,349	0.24%	2,549,525	703,862	1,440,952
Grains	1,718,287	0.33%	1,718,287	1,133,559	1,432,359
Interest Rates U.S.	6,173,010	1.18%	6,518,610	2,078,339	4,522,123
Interest Rates Non-U.S.	10,044,891	1.92%	11,661,822	4,837,528	7,726,635
Livestock	111,186	0.02%	227,651	102,533	161,785
Metals	3,879,776	0.74%	3,998,291	1,589,099	2,918,296
Softs	585,138	0.11%	1,035,185	385,375	606,465
Indices	10,676,526	2.04%	10,676,526	1,905,983	5,639,298

Total	$43,762,754	8.36%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Subprime Mortgage-Related Litigation

On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.

On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.

On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.

On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters

On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation

Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation

In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters

Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors

The following disclosure supplements and amends the risk factors set forth under Part  I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Funds by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Funds by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Funds; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Funds) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2009 there were additional sales to Limited Partners of 38,824.2872 Redeemable Units of Limited Partnership totaling $107,453,226. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Net proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These Redeemable Units were purchased by accredited investors as defined in Regulation D as well as to a small number of persons who are non-accredited investors. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	3,429.6868	$2,767.52	N/A	N/A

August 1, 2009 – August 31, 2009	2,479.4941	$2,747.43	N/A	N/A

September 1, 2009 – September 30, 2009	3,729.5700	$2,749.52	N/A	N/A

Total	9,638.7509	$2,755.39

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

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1		Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on December 9, 2003 and incorporated herein by reference).

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed herein).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(g)	Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed herein).

10.1		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1	(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

10.1	(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. for 2009 (filed as Exhibit 10.25 to the annual report on Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.2		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2	(b)	Letter extending the Management Agreements between the General Partner and Willowbridge Associates Inc. for 2009 (filed as Exhibit 10.25 to the annual report on Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.3		Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004 and incorporated herein by reference).

10.3	(a)	Letter extending the Management Agreements between the General Partner and Winton Capital Management Limited for 2009 (filed as Exhibit 10.25 to the annual report on Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.4		Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.5		Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc. (filed herein).

10.6		Form of Subscription Agreement (filed herein).

10.7		Form of Third-Party Subscription Agreement (filed herein).

10.8		Joinder Agreement among Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 16, 2009