Form 10-K
period 2009-12-31
ORION FUTURES FUND LP
filed 2010-03-31
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
55 East 59th Street — 10th Fl.
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

Yes           No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No  X
Limited Partnership Redeemable Units with an aggregate value of $847,800,103 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2010, 326,294.7792 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

TABLE OF CONTENTS
PART I
Item 1. Business.
     (a) General development of business. Orion Futures Fund L.P., formerly Citigroup Orion Futures Fund L.P. (the “Partnership”), is a limited partnership that was organized on March 22, 1999 under the partnership laws of the State of New York. The objective of the Partnership is to achieve substantial capital appreciation through direct or indirect speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural, energy products, precious and base metals. The Partnership and the Funds, (as defined below) may employ futures, options on futures, and forward contracts in those markets. In addition, the Partnership may also enter into swap contracts on energy related products (together with other traded futures and options contracts, the “Commodity Interests”).
     During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit. The Partnership commenced its Commodity Interest trading activities on June 10, 1999. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. The Partnership privately and continuously offers up to 600,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
     Sales and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2009, 2008, and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-14 under “Item 8. Financial Statements and Supplementary Data.”
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
     As of December 31, 2009, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Willowbridge Associates Inc. (“Willowbridge”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership. A description of the trading activities and focus of the Advisors are included on Page 9 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership.
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

     On September 1, 2001, the assets allocated to AAA for trading was invested in the AAA Master Fund LLC, formerly Citigroup AAA Master Fund LLC (“AAA Master”) a limited liability company organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is the managing member (the “Managing Member”) of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2004, the assets allocated to Winton for trading was invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of the Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forwards positions with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.
     On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash of $29,866,194, and a contribution of open commodity futures and forward positions with a fair value of $3,662,925. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge’s Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.
     Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets pursuant to its, Argo Trading System, the Consolidated Commodities Technical and Consolidated Commodities Fundamental Trading Programs.
     The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2009.
     AAA Master’s, Willowbridge Master’s and Winton Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
     A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and inform the Funds.
     Management and incentive fees are are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership and through its investments in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     For the period January 1, 2009 through December 31, 2009, the approximate average market sector distribution for the Partnership was as follows:
     At December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 51.1% of Winton Master and 58.8% of Willowbridge Master. At December 31, 2008, the Partnership had approximately 19.8% of AAA Master, 37.9% of Winton Master and 46.1% of Willowbridge Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in the AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.
     The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

     Under the amended and restated Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading Advisors. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.
     Pursuant to the terms of the management agreements (the “Management Agreements”), the Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor, except for Winton, which will receive a monthly management fee equal to 1/8 of 1% (1.5% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership during each calendar quarter. The Advisors will not be paid incentive fees until the Advisors recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The General Partner, on behalf of the Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM brokerage commission at $18 per round turn for futures and forward transactions, $5 per round turn for swap transaction and $9 per half turn for options. Brokerage commissions are inclusive of floor brokerage. The Partnership directly and through its investment in the Funds will pay all clearing fees. CGM pays a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. In addition, CGM pays the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date in which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest (or the Partnership’s allocable share thereof) earned on the Treasury bills purchased for the Partnership. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009, was $815,786,554.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
     An investor may lose all of its investment.
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
     An investor’s ability to redeem Reedeemable Units is limited and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;
2.	Each of the Advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select commodity trading advisors and allocate assets among them.
     Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
     Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
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
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
     (b) Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2009, was 6,742.
     (c) Dividends. The Partnership did not declare a distribution in 2009, 2008 and 2007. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None
     (e) Performance Graph. Not applicable
     (f) Recent Sales of Unregistered Securities. For the twelve months ended December 31, 2009, there were additional sales of 124,540.6216 Redeemable Units totaling $346,650,226 and 1,661.7798 General Partner Units equivalents totaling $4,500,000. For the twelve months ended December 31, 2008, there were additional sales of 73,057.0497 Redeemable Units totaling $175,479,000 and 852.6005 General Partner Units equivalents totaling $1,973,412. For the twelve months ended December 31, 2007, there were additional sales of 75,753.5122 Redeemable Units totaling $144,306,000. The Redeemable Units were issued in reliance upon applicable exceptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under. The Redeemable units were purchased by accredited investors as described in Regulation D.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
October 1, 2009 – October 31, 2009	2,885.8835	$2,707.94	N/A	N/A

November 1, 2009 – November 30, 2009	5,241.3094	$2,830.62	N/A	N/A

December 1, 2009 – December 31, 2009	3,119.2270	$2,693.18	N/A	N/A

	11,246.4199	$2,761.02

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses) and investments in Partnerships net of brokerage commissions (including clearing fees) of $7,831,507, $6,766,398, $6,362,776, $6,049,901 and $5,235,263, respectively	$(17,982,427)	$215,756,539	$65,513,200	$28,869,155	$31,783,155
Total interest income	539,835	5,823,101	14,917,240	11,046,038	4,083,246

	$(17,442,592)	$221,579,640	$80,430,440	$39,915,193	$35,866,401

Net income (loss)	$(39,246,801)	$166,805,886	$63,393,428	$29,048,211	$23,623,197

Increase (decrease) in Net Asset Value per Unit	$(143.75)	$704.34	$304.80	$216.46	$243.00

Net Asset Value per Unit	$2,693.18	$2,836.93	$2,132.59	$1,827.79	$1,611.33

Total assets	$827,864,934	$685,714,876	$469,271,467	$313,156,339	$174,986,555

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
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: AAA — Energy Program — Futures and Swaps; Willowbridge — Argo; Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental Trading Systems; and Winton — Diversified Program. As of December 31, 2009, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages: AAA, 35%, Willowbridge, 30%, and Winton, 35%. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time.
AAA Capital Management Advisors, Ltd.
     The portion of the Partnership’s assets that are currently allocated to AAA for trading are not invested in commodity interests directly. AAA’s allocation of the Partnership’s assets is currently invested in AAA Master. AAA trades AAA Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps, a discretionary trading system.
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
     Willowbridge trades the Partnership’s assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership’s assets among one or more of Willowbridge’s strategies and may determine subsequent reallocations (if any). Of the Partnership’s assets allocated to Willowbridge, 29% is currently traded using the Vulcan Trading System (“Vulcan’’), 55% is currently traded using the Argo Trading System (“Argo’’), 5% is currently traded using Consolidated Commodities Technical (“CCT”) and 11% is currently traded using Consolidated Commodities Fundamental (“CCF”) each of which is described below.
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
     No assurance can be given that Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Average Allocation by Commodity Market Sector for the period January 1, 2009 through December 31, 2009
CMF Willowbridge Argo Master Fund L.P.

Currencies	23.4%
Energy	17.8%
Grains	8.3%
Interest Rates Non-U.S.	16.6%
Interest Rates U.S.	9.5%
Livestock	0.4%
Metals	18.1%
Softs	5.9%
Willowbridge Associates Inc.

Currencies	18.8%
Energy	21.1%
Grains	11.5%
Interest Rates Non-U.S.	13.0%
Interest Rates U.S.	7.2%
Livestock	0.4%
Metals	21.9%
Softs	6.2%
AAA Master Fund LLC

Energy	100%
CMF Winton Master L.P.

Currencies	26.1%
Energy	4.3%
Grains	5.6%
Interest Rates Non-U.S.	20.5%
Interest Rates U.S.	11.1%
Livestock	0.8%
Metals	9.0%
Softs	3.0%
Stock Indices	19.6%
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.

     To minimize this risk relating to low margin deposits, the Partnership and Funds follow certain trading policies, including:
(i)	The Partnership and Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.
(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.
(iii)	The Partnership and Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.
(iv)	The Partnership and Funds do not employ the trading technique commonly known as “pyramiding”, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
(v)	The Partnership and Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.
(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.
(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 10.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership and the Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Fund’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership and the Funds assets is CGM or a CGM affiliate. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, the Partnership and the Fund’s counterparty is an exchange or clearing organization.
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
     The General Partner/Managing Member monitors and attempts to control the Partnership’s/Funds risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the general partner/managing member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
     Other than the risks inherent in commodity futures and other derivatives trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     The Partnership continues to offer Redeemable Units at the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of each month. For the year ended December 31, 2009, there were additional sales of 124,540.6216 Redeemable Units totaling $346,650,226 and 1,661.7798 General Partner Unit equivalents totaling $4,500,000 . For the year ended December 31, 2008, there were additional sales of 73,057.0497 Redeemable Units totaling $175,479,000 and 852.6005 General Partner Unit equivalents totaling $1,973,412. For the year ended December 31, 2007, there were additional sales of 75,753.5122 Redeemable Units totaling $144,306,000.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 business days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 52,022.5263 Redeemable Units were redeemed totaling $145,003,724. For the year ended December 31, 2008, 61,071.3615 Redeemable Units were redeemed totaling $155,777,201. For the year ended December 31, 2007, 28,154.4589 Redeemable Units were redeemed totaling $54,941,617 and 436.3952 General Partner Unit equivalents were redeemed totaling $750,133
     Redeemable Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”), as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times their investment in the Partnership (the minimum investment for which was $25,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times their investment in the Partnership for each year.

     (c) Results of Operations.
     For the year ended December 31, 2009 the Net Asset Value per Redeemable Unit decreased 5.1% from $2,836.93 to $2,693.18. For the year ended December 31, 2008 the Net Asset Value per Redeemable Unit increased 33.0% from $2,132.59 to $2,836.93. For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit increased 16.7% from $1,827.79 to $2,132.59 The Partnership experienced a net trading loss of $10,150,920 before commissions and expenses in 2009. Losses were primarily attributable to the Partnership’s/Funds’ trading of currencies, grains, U.S. and non-U.S. interest rates, livestock, softs, and indices and were primarily offset by gains recognized in energy and metals.
     2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had hit bottom, in March, banks were seeking to return TARP bailout money and leading indicators were recovering. The Partnership realized losses as trends were volatile and sensitivity to news shocks and contrary economic data.
     Losses were realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. Losses were also taken in trading the currencies, primarily in December as the Japanese yen reversed sharply on Japanese Prime Minister Yukio Hatoyama’s dissatisfaction over the high value of the Yen. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold and wet weather threatened to delay harvest and concerns over the acres likely to be seeded for the new crop. Losses were incurred in sugar after prices hit a 28 year high, which led many countries to reduce their expected sugar imports.
     The Partnership experienced a net trading gain, before brokerage commissions and related fees, in 2008 of $222,522,937. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, energy, metals, grains, U.S. and non-U.S. interest rates, livestock, lumber and indices and were primarily offset by losses recognized in softs.
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
     Profits were primarily realized from trading in energy, fixed income, and currency. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per BTU. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10Yr T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. The Partnership also benefited from strong trends that emerged in the currencies and realized gains for the year. U.S. Dollar was relatively strong compared with most of the other developed economy currencies. Euro was put to its first major test since its inception. UK, Germany and France continued to show weak growth earlier in the year and as the situations worsened in the later part of the year, these countries officially entered a recession. As investors sought U.S. Dollar denominated assets for relative safety, the Dollar emerged stronger relative to other currencies. Japanese Yen remained an exception and showed extraordinary strength as the carry trade reversed. Slightly offsetting gains were small losses in soft commodities such as coffee.
     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on the Treasury bills purchased. Interest income for the three and twelve months ended December 31, 2009 decreased by $189,390 and $5,283,266, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.

     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and twelve months ended December 31, 2009 increased by $1,044,861 and $1,065,109, respectively as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and twelve months ended December 31, 2009, increased by $639,105 and $2,491,654, respectively as compared to the corresponding periods in 2008. The increase in management fees is due to an increase in average net assets for the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership, These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and twelve months ended December 31, 2009 increased by $181,289 and $661,641, respectively as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in average net assets during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the year as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2009 resulted in incentive fees of $4,138,088. Trading performance for the three and twelve months ended December 31, 2008 resulted in incentive fees of $10,922,553 and $40,256,797, respectively.
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
     In allocating the assets of the Partnership among the Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk.
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

     (g) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s and the Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
     Partnership’s and the Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements’) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps and swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS 48 “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent events (formerly, FAS No. 165 “Subsequent Events”). The Objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that these were no subsequent events requiring adjustment on disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provision of these amendments in the financial statements.
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
     Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.
Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash balance.
     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
     In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors
      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Partnership’s advisor currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. Willowbridge directly trades managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly each Fund separately.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and 2008. As of December 31, 2009, the Partnership’s total capitalization was $815,786,554.
December 31, 2009

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$7,775,289	0.95%
Energy	34,037,491	4.17%
Grains	1,725,521	0.21%
Interest Rates U.S.	2,269,333	0.28%
Interest Rates Non-U.S.	5,514,333	0.68%
Livestock	153,968	0.02%
Metals	6,828,589	0.84%
Softs	2,686,366	0.33%
Indices	8,476,985	1.04%

Total	$69,467,875	8.52%

     As of December 31, 2008 the Partnership’s total capitalization was $648,886,853
December 31, 2008

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,282,968	0.51%
Energy	61,632,055	9.50%
Grains	1,650,236	0.25%
Interest Rates U.S.	2,668,676	0.41%
Interest Rates Non-U.S.	4,683,200	0.72%
Livestock	33,049	0.01%
Lumber	417	0.00%*
Metals	2,267,938	0.35%
Softs	736,847	0.11%
Indices	670,166	0.10%

Total	$77,625,552	11.96%

*	Due to rounding

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the funds by market sector category as of December 31, 2009 and 2008, the highest, lowest and average values at any point during the year. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
December 31, 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,913,804	0.23%	$2,683,324	$10,800	$1,252,370
Energy	1,443,000	0.18%	4,846,643	45,000	1,509,395
Grains	542,000	0.07%	1,484,580	209,000	666,509
Interest Rates U.S.	590,550	0.07%	1,174,500	92,400	476,078
Interest Rates Non-U.S.	1,209,738	0.15%	2,000,036	212,338	838,430
Livestock	67,200	0.01%	71,280	5,250	27,451
Metals	1,910,916	0.23%	2,273,753	23,717	1,414,320
Softs	595,900	0.07%	653,340	54,600	342,739

Total	$8,273,108	1.01%

* Annual average of month-end Value at Risk

As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:

December 31, 2008

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$550,881	0.09%	$1,999,001	$4,860	$491,595
Energy	123,500	0.02%	2,147,000	7,220	700,863
Grains	418,000	0.06%	874,000	30,000	344,210
Interest Rates U.S.	353,400	0.05%	521,700	32,300	249,958
Interest Rates Non-U.S	522,669	0.08%	1,193,605	27,322	474,767
Metals	300,238	0.05%	1,634,000	109,250	344,603
Softs	70,300	0.01%	477,200	17,100	159,704

Total	$2,338,988	0.36%

*	Annual average of month-end Value at Risk
As of December 31, 2009, AAA Master’s total capitalization was $1,229,195,192. The Partnership owned 23.2% of AAA Master. As of December 31, 2009, the AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:
December 31, 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Energy	$133,905,240	10.89%	$352,329,038	$4,405,231	$166,882,818

Total	$133,905,240	10.89%

*	Annual average of month-end Values at Risk
     As of December 31, 2008, AAA Master’s total capitalization was $1,338,631,099. The Partnership owned 19.8% of AAA Master. As of December 31, 2008, the AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$306,037,030	22.86%	$393,679,114	$86,922,706	$205,141,776

Total	$306,037,030	22.86%

*	Annual average of month-end Values at Risk

As of December 31, 2009, Willowbridge’s total capitalization was $231,105,317. The Partnership owned 58.8% of Willowbridge Master. As of December 31, 2009, the Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$5,974,364	2.58%	$14,208,480	$1,008,000	$7,206,662
Energy	2,116,000	0.92%	13,037,019	391,000	5,515,268
Grains	1,058,000	0.46%	5,919,480	259,875	2,320,519
Interest Rates U.S.	1,959,945	0.85%	9,939,105	280,500	2,836,425
Interest Rates Non-U.S.	3,403,449	1.47%	14,168,324	455,649	4,852,602
Metals	3,968,558	1.72%	8,372,754	1,909,575	3,799,612
Softs	2,725,100	1.18%	3,202,100	237,900	1,531,645

Total	$21,205,416	9.18%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Willowbridge’s total capitalization was $297,420,004. The Partnership owned 46.1% of Willowbridge Master. As of December 31, 2008, the Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
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
As of December 31, 2009, Winton’s total capitalization was $574,408,313. The Partnership owned 51.1% of Winton Master. As of December 31, 2009, the Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
December 31. 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$4,596,005	0.80%	$10,700,900	$3,479,307	$6,740,750
Energy	556,296	0.10%	2,627,998	228,335	1,092,646
Grains	1,098,663	0.19%	1,976,399	864,083	1,388,868
Interest Rates U.S.	1,030,011	0.18%	6,518,610	716,705	2,896,261
Interest Rates Non-U.S.	4,507,567	0.78%	11,661,822	2,841,339	5,786,393
Livestock	169,800	0.03%	425,655	59,475	207,937
Metals	5,057,067	0.88%	5,057,067	849,000	2,780,563
Softs	955,200	0.17%	1,269,508	385,375	791,384
Indices	16,589,011	2.89%	16,589,011	1,261,608	6,511,470

Total	$34,559,620	6.02%

*	Annual average of month-end Value at Risk

     As of December 31, 2008, Winton’s total capitalization was $547,751,543. The Partnership owned 37.9% of Winton Master. As of December 31, 2008, the Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
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
Non-Trading Risk
     The Partnership/Funds have non-trading market risk on their cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
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
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of December 31, 2009, by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations — e.g., Australia.
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
     Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2009.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner/managing member monitors and controls the Partnership’s/ Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds is subject.
     The General Partner/managing member monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/managing member felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter programs on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
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

ORION FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data.

Page
Number
Oath or Affirmation	F-3

Management’s Report on Internal Control over Financial Reporting	F-4

Reports of Independent Registered Public Accounting Firms	F-5 – F-9

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-10

Condensed Schedules of Investments at December 31, 2009 and 2008	F-11 – F-12

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-13

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-14

Notes to Financial Statements	F-15 – F-27

Selected Unaudited Quarterly Financial Data	F-28

Financial Statements of Citigroup AAA Master Fund LLC

Oath or Affirmation	F-29

Reports of Independent Registered Public Accounting Firms	F-30 – F-32

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-33

Condensed Schedules of Investments at December 31, 2009 and 2008	F-34 – F-35

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-36

Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	F-37

Notes to Financial Statements	F-38 – F-46

Selected Unaudited Quarterly Financial Data	F-47

Financial Statements of CMF Willowbridge Argo Master Fund L.P.

Oath or Affirmation	F-48

Reports of Independent Registered Public Accounting Firms	F-49 – F-51

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-52

Condensed Schedules of Investments at December 31, 2009 and 2008	F-53 – F-54

ORION FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page
Number
Statements of Income and Expenses at December 31, 2009, 2008 and 2007	F-55

Statements of Changes in Partners’ Capital at December 31, 2009, 2008 and 2007	F-56

Notes to Financial Statements	F-57 – F-64

Selected Unaudited Quarterly Financial Data	F-65

Financial Statements of CMF Winton Master L.P.

Oath or Affirmation	F-66

Reports of Independent Registered Public Accounting Firms	F-67 – F-69

Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008	F-70

Condensed Schedules of Investments at December 31, 2009 and 2008	F-71 – F-72

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-73

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-74

Notes to Financial Statements	F-75 – F-84

Selected Unaudited Quarterly Financial Data	F-85

To the Limited Partners of
Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Orion Futures Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management ’s Report on Internal Control Over Financial Reporting

The management of Orion Futures Fund L.P., formerly Citigroup Orion Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, formerly Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Orion Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Orion Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Orion Futures Fund L.P. (formerly known as Citigroup Orion Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Orion Futures Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Orion Futures Fund L.P. (formerly, Citigroup Orion Futures Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Orion Futures Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Orion Futures Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Partnerships, at fair value (Note 5)	$714,110,396	$610,171,060
Equity in trading account:
Cash (Note 3c)	100,683,304	70,898,968
Cash margin (Note 3c)	9,063,690	2,972,978
Net unrealized appreciation on open futures contracts	3,055,807	1,526,317
Net unrealized appreciation on open forward contracts	950,175	144,156

	827,863,372	685,713,479
Interest receivable (Note 3c)	1,562	1,397

Total assets	$827,864,934	$685,714,876

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$1,986,385	$1,380,827
Management fees (Note 3b)	1,254,174	1,053,913
Administrative fees (Note 3a)	344,078	285,090
Incentive fees (Note 3b)	—	10,922,554
Professional fees	79,253	95,462
Other	13,850	21,745
Redemptions payable (Note 6)	8,400,640	23,068,432

Total liabilities	12,078,380	36,828,023

Partners’ Capital: (Notes 1 and 6)
General Partner, 2,943.3393 and 1,281.5595 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	7,926,943	3,635,695
Limited Partners, 299,965.0835 and 227,446.9882 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	807,859,611	645,251,158

Total partners’ capital	815,786,554	648,886,853

Total liabilities and partners’ capital	$827,864,934	$685,714,876

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	254	$419,773	0.05%
Energy	364	129,842	0.02
Grains	402	91,185	0.01
Interest Rates Non-U.S.	127	(21,825)	(0.00)*
Livestock	84	38,440	0.00 *
Metals	222	(140,327)	(0.02)
Softs	342	560,264	0.07

Total futures contracts purchased		1,077,352	0.13

Futures Contracts Sold
Currencies	635	1,761,778	0.22
Energy	5	10,950	0.00 *
Interest Rates U.S.	381	438,625	0.05
Interest Rates Non-U.S.	413	61,615	0.01
Metals	58	(294,513)	(0.04)

Total futures contracts sold		1,978,455	0.24

Unrealized Appreciation on Open Forward Contracts
Metals	287	3,563,843	0.44

Total unrealized appreciation on open forward contracts		3,563,843	0.44

Unrealized Depreciation on Open Forward Contracts
Metals	222	(2,613,668)	(0.32)

Total unrealized depreciation on open forward contracts		(2,613,668)	(0.32)

Investment in Partnerships
AAA Master Fund LLC		284,764,800	34.91
CMF Willowbridge Argo Master Fund LP		135,945,983	16.66
CMF Winton Master LP		293,399,613	35.97

Total investment in Partnerships		714,110,396	87.54

Total fair value		$718,116,378	88.03%

* Due to rounding

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2008

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

Orion Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(12,572,238)	$12,376,626	$10,458,193
Net realized gains (losses) on investment in Partnerships	81,850,071	177,104,310	66,069,238
Change in net unrealized gains (losses) on open contracts	2,335,509	1,079,599	(398,691)
Change in net unrealized gains (losses) on investments in Partnerships	(81,764,262)	31,962,402	(4,252,764)

Gain (loss) from trading, net	(10,150,920)	222,522,937	71,875,976
Interest income (Note 3c)	67,628	689,057	1,103,241
Interest income from investment in Partnerships	472,207	5,134,044	13,813,999

Total income (loss)	(9,611,085)	228,346,038	86,793,216

Expenses:
Brokerage commissions including clearing fees (Note 3c)	7,831,507	6,766,398	6,362,776
Management fees (Note 3b)	13,417,518	10,925,864	6,962,335
Administrative fees (Note 3a)	3,642,172	2,980,531	1,921,930
Incentive fees (Note 3b)	4,138,088	40,256,797	7,785,492
Professional fees	495,318	520,640	289,126
Other	111,113	89,922	78,129

Total expenses	29,635,716	61,540,152	23,399,788

Net income (loss)	$(39,246,801)	$166,805,886	$63,393,428

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(143.75)	$704.34	$304.80

Weighted average units outstanding	261,677.7144	236,302.6401	197,604.4930

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2006	$306,816,392	$1,581,686	$308,398,078
Net income (loss)	63,310,187	83,241	63,393,428
Sale of 75,753.5122 Redeemable Units of Limited Partnership Interest	144,306,000	—	144,306,000
Redemption of 28,154.4589 Redeemable Units of Limited Partnership Interest and 436.3952 General Partner Unit equivalents	(54,941,617)	(750,133)	(55,691,750)

Partners’ Capital at December 31, 2007	459,490,962	914,794	460,405,756
Net income (loss)	166,058,397	747,489	166,805,886
Sale of 73,057.0497 Redeemable Units of Limited Partnership Interest and 852.6005 General Partner Unit equivalents	175,479,000	1,973,412	177,452,412
Redemption of 61,071.3615 Redeemable Units of Limited Partnership Interest	(155,777,201)	—	(155,777,201)

Partners’ Capital at December 31, 2008	645,251,158	3,635,695	648,886,853
Net income (loss)	(39,038,049)	(208,752)	(39,246,801)
Sale of 124,540.6216 Redeemable Units of Limited Partnership Interest and 1,661.7798 General Partner Unit equivalents	346,650,226	4,500,000	351,150,226
Redemption of 52,022.5263 Redeemable Units of Limited Partnership Interest	(145,003,724)	—	(145,003,724)

Partners’ Capital at December 31, 2009	$807,859,611	$7,926,943	$815,786,554

Net Asset Value per Unit:

2007:	$2,132.59

2008:	$2,836.93

2009:	$2,693.18

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Orion Futures Fund L.P., formerly Citigroup Orion Futures Fund L.P. (the “Partnership”), is a limited partnership that was organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, lumber, grains, livestock, U.S. and non-U.S. interest rates, softs and metals. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between March 31, 1999 (commencement of the initial offering period) and June 10, 1999, 10,499 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until June 10, 1999, at which time they were turned over to the Partnership for trading. The Partnership privately and continuously offers up to 600,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, formerly Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results, could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s and the Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statement of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Fund’s Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, that there has not been a decrease in the volume and level of activity in the Partnerships level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$950,175	$950,175	$—	$—
Futures	3,055,807	3,055,807	—	—
Investment in Partnerships	714,110,396	—	714,110,396	—

Total assets	$718,116,378	$4,005,982	$714,110,396	$—

Total fair value	$718,116,378	$4,005,982	$714,110,396	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$144,156	$144,156	$—	$—
Futures	1,526,317	1,526,317	—	—
Investment in Partnerships	610,171,060	—	610,171,060	—

Total assets	$611,841,533	$1,670,473	$610,171,060	$—

Total fair value	$611,841,533	$1,670,473	$610,171,060	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Options. The Partnership and the Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

g.	Brokerage Commissions. Commission charges to open and closed futures and exchange traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events (formerly, FAS No. 165 “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to the current year presentation.

l.	Net Income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Winton Capital Management Limited (“Winton”), Willowbridge Associates Inc. (“Willowbridge”), and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM, and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor (except for Winton which is paid 1/8 of 1% (1.5% a year) of month-end Net Assets) a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees,

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership during each calendar quarter. The Advisors will not be paid an incentive fee until the Advisors recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forwards transactions, $5 per round turn for swap transactions and $9 per half turn for options. Brokerage commissions are inclusive of applicable floor brokerage. In addition, the Partnership directly and through its investment in the Funds will pay CGM for NFA fees, as well as exchange, clearing, user and give-up fees (collectively the “clearing fees”). CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held for margin requirements was $9,063,690 and $2,972,978, respectively. CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest (or the Partnership’s allocable share thereof) earned on Treasury bills purchased for the Partnership. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contacts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009, based on a quarterly calculation was 3,217. The notional values of currency forward contracts for the first quarter ended March 31, 2009 was $49,989,580. There were no notional values of currency forward contracts for the remainder of the year.

Brokerage commissions are based on the number of trades executed by the Advisors.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The Partnership adopted ASC 815 Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivatives instruments and related hedged activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31,
2009

Assets
Futures Contracts
Currencies	$2,181,550
Energy	199,794
Grains	110,773
Interest Rates U.S.	438,625
Interest Rates Non-U.S.	210,400
Livestock	38,440
Metals	181,742
Softs	663,038

Total unrealized appreciation on open futures contracts	$4,024,362

Liabilities
Futures Contracts
Energy	$(59,002)
Grains	(19,587)
Interest Rates Non-U.S.	(170,609)
Metals	(616,583)
Softs	(102,774)

Total unrealized depreciation on open futures contracts	$(968,555)

Net unrealized appreciation on open futures contracts	$3,055,807 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

December 31,
2009

Assets
Forward Contracts
Metals	$3,563,843
Total unrealized appreciation on

open forward contracts	$3,563,843

Liabilities
Forward Contracts
Metals	$(2,613,668)
Total unrealized depreciation on

open forward contracts	$(2,613,668)

Net unrealized appreciation on open forward contracts	$950,175 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (loss) from trading
Currencies	$(1,780,147)
Energy	(2,447,142)
Grains	(598,463)
Interest Rates U.S.	(2,079,594)
Interest Rates Non-U.S.	(2,180,445)
Livestock	(89,640)
Metals	1,203,412
Softs	(2,264,710)

Total	$(10,236,729)

5.	Investments in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC, formerly Citigroup AAA Master Fund LLC (“AAA Master”), a limited liability company organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master at a fair value of $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash of $33,594,083 and a contribution of open commodity futures and forward positions with a value of $1,795,757. Winton Master was

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash of $29,866,194, and a contribution of open commodity futures and forward positions with a fair value of $3,662,925. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge’s Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets pursuant to its, Argo Trading System, the Consolidated Commodities Technical and Consolidated Commodities Fundamental Trading Programs.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2009.

AAA Master’s, Willowbridge Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elect to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 51.1% of Winton Master and 58.8% of Willowbridge Master. As of December 31, 2008, the Partnership had approximately 19.8% of AAA Master, 37.9% of Winton Master and 46.1% of Willowbridge Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and redemption rights are not affected.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2009
	Total	Total	Total
	Assets	Liabilities	Capital

AAA Master	$1,632,583,054	$403,387,862	$1,229,195,192
Willowbridge Master	231,147,799	42,482	231,105,317
Winton Master	574,479,690	71,377	574,408,313

Total	$2,438,210,543	$403,501,721	$2,034,708,822

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

AAA Master	$1,962,984,697	$624,353,598	$1,338,631,099
Willowbridge Master	297,439,763	19,759	297,420,004
Winton Master	547,770,185	18,642	547,751,543

Total	$2,808,194,645	$624,391,999	$2,183,802,646

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Year Ended December 31, 2009
	Gain (Loss) from
	Trading, net	Total income (Loss)	Net income (Loss)

AAA Master	$154,505,739	$155,167,589	$151,195,430
Willowbridge Master	(42,016,964)	(41,821,187)	(42,198,191)
Winton Master	(25,033,464)	(24,623,815)	(25,021,263)

Total	$87,455,311	$88,722,587	$83,975,976

	For the Year Ended December 31, 2008
	Gain (Loss) from
	Trading, net	Total income (Loss)	Net income (Loss)

AAA Master	$571,420,201	$576,682,953	$572,610,772
Willowbridge Master	114,625,338	117,584,985	117,208,252
Winton Master	123,848,030	129,757,734	129,243,782

Total	$809,893,569	$824,025,672	$819,062,806

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemption
Investment	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(loss)	Objective	Permitted

For the year ended December 31, 2009
AAA Master	34.91%	$284,764,800	$32,116,575	$734,680	$135,448	$31,246,447	Energy Markets	Monthly
Willowbridge Master	16.66%	135,945,983	(21,885,805)	174,549	33,695	(22,094,049)	Commodity Portfolio	Monthly
Winton Master	35.97%	293,399,613	(9,672,754)	150,897	25,626	(9,849,277)	Commodity Portfolio	Monthly

Total		$714,110,396	$558,016	$1,060,126	$194,769	$(696,879)

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemption
Investment	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008
AAA Master	40.93%	$265,560,308	$110,101,731	$605,423	$160,841	$109,335,467	Energy Markets	Monthly
Willowbridge Master	21.12%	137,021,864	53,417,835	153,140	16,149	53,248,546	Commodity Portfolio	Monthly
Winton Master	31.99%	207,588,888	50,681,190	183,415	13,739	50,484,036	Commodity Portfolio	Monthly

Total		$610,171,060	$214,200,756	$941,978	$190,729	$213,068,049

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at the Net Asset Value per Redeemable Unit as of the last day of any month on 10 days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(60.42)	$910.82	$313.50
Interest income	2.15	24.80	75.92
Expenses**	(85.48)	(231.28)	(84.62)

Increase (decrease) for the year	(143.75)	704.34	304.80
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	2,836.93	2,132.59	1,827.79

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,693.18	$2,836.93	$2,132.59

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(3.5)%	(2.7)%	(0.2)%

Operating expenses	3.6%	3.8%	4.2%
Incentive fees	0.6%	7.1%	2.1%

Total expenses	4.2%	10.9%	6.3%

Total return:
Total return before incentive fees	(4.6)%	41.3%	18.6%
Incentive fees	(0.5)%	(8.3)%	(1.9)%

Total return after incentive fees	(5.1)%	33.0%	16.7%

***	Interest income less total expenses.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner/Managing Member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the general partner/managing member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 are summarized below:

	For the period
	from October 1,	For the period from	For the period from	For the period from
	2009 to December	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(12,753,163)	$(4,432,679)	$7,069,723	$(7,326,473)

Net Income (loss)	$(17,732,212)	$(9,949,410)	$2,894,930	$(14,460,109)

Increase (decrease) in Net Asset Value per Unit	$(56.34)	$(37.87)	$11.53	$(61.07)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$74,819,388	$27,257,894	$76,460,557	$43,041,801

Net Income (loss)	$59,772,762	$16,001,938	$58,633,780	$32,397,406

Increase (decrease) in Net Asset Value per Unit	$251.14	$66.99	$243.59	$142.62

To the Members of
AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
AAA Master Fund LLC:
We have audited the accompanying statement of financial condition of AAA Master Fund LLC (the “Company”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in members’ capital for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Master Fund LLC as of December 31, 2009, and the results of its operations and its changes in members’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Members of
AAA Master Fund LLC:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of AAA Master Fund LLC (formerly known as Citigroup AAA Master Fund LLC) at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Members
AAA Master Fund LLC:
We have audited the accompanying statements of income and expenses and changes in members’ capital of AAA Master Fund LLC (formerly, Citigroup AAA Master Fund LLC) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of AAA Master Fund LLC for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

AAA Master Fund LLC
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$778,736,469	$696,338,412
Cash margin (Note 3c)	112,350,862	90,640,874
Net unrealized appreciation on open futures and exchange cleared swap contracts	—	268,819,884
Options owned, at fair value (cost $885,211,273 and $867,124,483, respectively)	741,495,723	906,666,577

	1,632,583,054	1,962,465,747
Due from brokers	—	518,950

Total assets	$1,632,583,054	$1,962,984,697

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$50,857,890	$—
Options written, at fair value (premium $435,825,576 and $600,446,669, respectively)	352,233,900	624,018,932
Accrued expenses:
Professional fees	296,072	334,666

Total liabilities	403,387,862	624,353,598

Members’ Capital:
Members’ Capital, 123,710.6078 and 150,805.9242 Units of Member Interest outstanding at December 31, 2009 and 2008, respectively	1,229,195,192	1,338,631,099

Total liabilities and members’ capital	$1,632,583,054	$1,962,984,697

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy	76,309	$(83,380,536)	(6.78)%

Total futures and exchange cleared swap contracts purchased		(83,380,536)	(6.78)

Futures and Exchange Cleared Swap Contracts Sold
Energy	68,230	32,522,646	2.65

Total futures and exchange cleared swap contracts sold		32,522,646	2.65

Options Owned
Energy
Call
NYMEX LT Crude Oil Feb 10 – Dec 12	10,366	130,224,950	10.59
NYMEX Natural Gas E Feb 10 – Oct 14	23,072	135,333,168	11.01
Other	8,589	115,880,958	9.43

Call options owned		381,439,076	31.03

Put
NYMEX Crude Oil E Dec 10 – Dec 16	13,074	127,745,250	10.39
NYMEX LT Crude Oil Feb 10 – Dec 13	10,761	73,976,480	6.02
NYMEX Natural Gas E Feb 10 – May 14	9,735	116,193,705	9.45
Other	8,960	42,141,212	3.43

Put options owned		360,056,647	29.29

Total options owned		741,495,723	60.32

Options Written
Energy
Call
NYMEX Heating Oil Feb 10 – Dec 10	6,014	(61,856,584)	(5.03)
NYMEX Natural Gas E Feb 10 – Oct 14	18,423	(77,041,748)	(6.27)
Other	19,042	(109,221,068)	(8.89)

Call options owned		(248,119,400)	(20.19)

Put
Other	21,738	(104,114,500)	(8.47)

Put options written		(104,114,500)	(8.47)

Total options written		(352,233,900)	(28.66)

Total fair value		$338,403,933	27.53%

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Feb 09 – Aug 11	8,011	$(441,745,130)	(33.00)%
NYMEX HH N Gas Swap Feb 09 – Dec 14	18,654	(89,160,340)	(6.66)
NYMEX LS Crude Oil Feb 09 – Dec 12	11,641	(129,427,041)	(9.67)
NYMEX Natural Gas May 09 – Dec 13	8,255	(139,708,500)	(10.44)
NYMEX NYH RBOB Gas Feb 09 – Dec 11	4,404	(119,810,053)	(8.95)
NYMEX WTI Financial Jun 09 – Dec 16	4,936	(209,218,410)	(15.63)
Other	16,316	(151,807,029)	(11.34)

Total futures and exchange cleared swap contracts purchased		(1,280,876,503)	(95.69)

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Brent Crude Oil Mar 09 – Dec 14	4,692	121,030,070	9.04
IPE Gas Oil Jan 09 – Jun 11	11,819	535,126,020	39.98
NYMEX Heating Oil Feb 09 – Dec 11	3,501	166,705,095	12.45
NYMEX HH N Gas Swap Mar 09 – Dec 12	29,532	155,897,847	11.65
NYMEX Natural Gas Feb 09 – Dec 14	13,299	260,526,256	19.46
NYMEX NYH RBOB Gas Apr 09 – Apr 10	3,293	137,456,648	10.27
Other	16,695	172,954,451	12.92

Total futures and exchange cleared swap contracts sold		1,549,696,387	115.77

Options Owned
Energy
Call
NYMEX Natural Gas EC Feb 09 – May 14	28,842	164,736,675	12.31
Other	22,190	31,922,424	2.38

Call options owned		196,659,099	14.69

Put
NYMEX Brent Crude EP Jun 09 – Dec 10	2,533	73,938,930	5.52
NYMEX Crude EP Mar 09 – Dec 16	11,958	253,787,240	18.96
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,383	205,040,500	15.32
NYMEX Natural Gas EP Mar 09 – Mar 11	4,433	70,822,470	5.29
Other	3,227	106,418,338	7.95

Put options owned		710,007,478	53.04

Total options owned		906,666,577	67.73

Options Written
Energy
Call
Other	48,267	(108,711,985)	(8.12)

Call options written		(108,711,985)	(8.12)

Put
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,493	(131,792,570)	(9.84)
NYMEX Natural Gas EP Feb 09 – May 11	6,340	(209,214,966)	(15.63)
Other	8,146	(174,299,411)	(13.02)

Put options written		(515,306,947)	(38.49)

Total options written		(624,018,932)	(46.61)

Total fair value		$551,467,529	41.20%

See accompanying notes to financial statements.

AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$550,277,218	$383,464,674	$139,780,388
Change in net unrealized gains (losses) on open contracts	(395,771,479)	187,955,527	(15,598,237)

Gain (loss) from trading, net	154,505,739	571,420,201	124,182,151
Interest income	661,850	5,262,752	27,854,202

Total income (loss)	155,167,589	576,682,953	152,036,353

Expenses:
Clearing fees	3,343,809	3,223,638	3,197,637
Professional fees	628,350	848,543	508,210

Total expenses	3,972,159	4,072,181	3,705,847

Net income (loss)	$151,195,430	$572,610,772	$148,330,506

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$1,064.36	$3,494.47	$756.40

Weighted average units outstanding	139,419.9283	172,420.9234	200,906.2331

See accompanying notes to financial statements.

AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2009, 2008 and 2007

Members’
Capital

Members’ Capital at December 31, 2006	$993,359,899
Net income (loss)	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)

Members’ Capital at December 31, 2007	999,453,536
Net income (loss)	572,610,772
Sale of 26,018.8922 Units of Member Interest	176,599,395
Redemption of 59,881.8271 Units of Member Interest	(404,833,765)
Distribution of interest income to feeder funds	(5,198,839)

Members’ Capital at December 31, 2008	1,338,631,099
Net income (loss)	151,195,430
Sale of 18,789.6645 Units of Member Interest	178,448,063
Redemption of 45,884.9809 Units of Member Interest	(438,417,550)
Distribution of interest income to feeder funds	(661,850)

Members’ Capital at December 31, 2009	$1,229,195,192

Net Asset Value per Unit of Member Interest:

2007:	$5,412.14

2008:	$8,876.52

2009:	$9,936.05

See accompanying notes to financial statements.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

1.	General:

AAA Master Fund LLC, formerly Citigroup AAA Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units of member interest (“Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On September 1, 2001 (date Master commenced trading), AAA Capital Energy Fund L.P. (formerly Smith Barney AAA Energy Fund L.P.) (“AAA”) allocated substantially all of its capital and Orion Futures Fund L.P. (formerly Citigroup Orion Futures Fund L.P.) (“Orion”) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, AAA Capital Energy Fund L.P. II (formerly Citigroup AAA Energy Fund L.P. II) (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (“Pinnacle”) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (formerly CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (“Private Investor”) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 Units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (“Legion LLC”) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 Units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Energy Advisors Portfolio L.P. (formerly Citigroup Energy Advisors Portfolio L.P.) (“Energy Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (formerly Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (formerly Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman) allocated a portion of its capital to the Master and purchased 84.1311 Units with a fair value of $800,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one vehicle.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

The Master operates under a structure where its investors consist of AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman (each a “Member”, collectively the “Funds”) owned approximately 23.3%, 40.3%, 6.6%, 2.1%, 0.8%, 2.3%, 1.1%, 23.2% and 0.3% investments in the Master at December 31, 2009, respectively. AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD and Orion had approximately 23.2% 40.6%, 10.2%, 2.0%, 1.2%, 2.0%, 1.0% and 19.8% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated under certain circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements. The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options written	352,233,900	352,233,900	—	—

Total liabilities	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures and Exchange Cleared Swaps	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilities	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States – 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current period presentation.

k.	Net Income (Loss) per Unit. Net income (loss) per Unit of Member Interest is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

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

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and NFA fees (collectively the “clearing fees”) are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $112,350,862 and $90,640,874, respectively. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange cleared swap contracts and options contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 312,729.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Members’ Capital.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures and options contracts as separate assets and liabilities.

	December 31, 2009

Assets
Futures and Exchange Cleared Swap Contracts
Energy	$274,140,959

Total unrealized appreciation on open futures and exchange cleared swap contracts	$274,140,959

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(324,998,849)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(324,998,849)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(50,857,890	)*

Assets
Options Owned
Energy	$741,495,723

Options owned	$741,495,723	**

Liabilities
Options Written
Energy	$352,233,900

Options written	$352,233,900	***

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31,2009
Sector	Gain (loss) from trading

Energy	$154,505,739

Total	$154,505,739	****

****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$1,064.16	$3,469.13	$618.16
Interest income	4.82	30.48	140.84
Expenses**	(4.62)	(5.14)	(2.60)

Increase (decrease) for the year	1,064.36	3,494.47	756.40
Distribution of interest income to feeder funds	(4.83)	(30.09)	(139.72)
Net Asset Value per Unit of Member Interest, beginning of year	8,876.52	5,412.14	4,795.46

Net Asset Value per Unit of Member Interest, end of year	$9,936.05	$8,876.52	$5,412.14

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratio to average net assets:
Net investment income (loss)***	(0.3)%	0.1%	2.4%

Operating expenses	0.3%	0.4%	0.4%

Total return	12.0%	64.6%	15.8%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization. As of December 31, 2009, there are no OTC swap contracts the Master is a party to.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, options and swaps positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for AAA Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,738,633	$39,593,130	$11,578,159	$90,913,858

Net income (loss)	$9,596,868	$39,460,830	$11,401,249	$90,736,483

Increase (decrease) in Net Asset Value per Unit of Member Interest	$61.37	$289.49	$79.60	$633.90

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$175,399,992	$194,086,196	$163,785,949	$40,187,178

Net income (loss)	$175,150,122	$193,836,326	$163,573,146	$40,051,178

Increase (decrease) in Net Asset Value per Unit of Member Interest	$1,134.53	$1,182.02	$954.68	$223.24

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Willowbridge Argo Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Willowbridge Argo Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Willowbridge Argo Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Willowbridge Argo Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Willowbridge Argo Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Willowbridge Argo Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Willowbridge Argo Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$198,540,524	$275,579,764
Cash margin (Note 3c)	27,540,310	17,345,935
Net unrealized appreciation on open futures contracts	5,066,965	4,514,064

Total assets	$231,147,799	$297,439,763

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$42,482	$19,759

Total liabilities	42,482	19,759

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 127,352.9656 and 137,871.4938 Redeemable Units of Limited Partnership Interest outstanding at December 31, in 2009 and 2008, respectively	231,105,317	297,420,004

Total liabilities and partners’ capital	$231,147,799	$297,439,763

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	No of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	1,058	$(796,145)	(0.35)%
Energy	529	339,318	0.14
Grains	1,058	710,221	0.31
Interest Rates U.S.	529	385,800	0.17
Interest Rates Non-U.S.	1,190	362,833	0.16
Metals	1,058	2,163	0.00 *
Softs	794	1,702,259	0.74

Total futures contracts purchased		2,706,449	1.17

Futures Contracts Sold
Currencies	2,116	946,561	0.41
Interest Rates U.S.	1,058	1,250,420	0.54
Interest Rates Non-U.S.	529	89,416	0.04
Softs	529	74,119	0.03

Total futures contracts sold		2,360,516	1.02

Total fair value		$5,066,965	2.19%

*	Due to rounding

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	No of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	512	$521,823	0.17%
Grains	640	496,363	0.17
Interest Rates U.S.	1,280	1,365,961	0.46
Interest Rates Non-U.S.	1,088	1,847,392	0.62
Metals	256	711,975	0.24
Softs	384	(99,463)	(0.03)

Total futures contracts purchased		4,844,051	1.63

Futures Contracts Sold
Energy	128	694,880	0.23
Grains	384	(294,592)	(0.10)
Metals	256	(730,275)	(0.24)

Total futures contracts sold		(329,987)	(0.11)

Total fair value		$4,514,064	1.52%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(42,569,865)	$120,270,941	$45,753,249
Change in net unrealized gains (losses) on open contracts	552,901	(5,645,603)	(875,016)

Gain (loss) from trading, net	(42,016,964)	114,625,338	44,878,233
Interest income	195,777	2,959,647	6,365,854

Total income (loss)	(41,821,187)	117,584,985	51,244,087

Expenses:
Clearing fees	316,442	340,947	437,674
Professional fees	60,562	35,786	29,863

Total expenses	377,004	376,733	467,537

Net income (loss)	$(42,198,191)	$117,208,252	$50,776,550

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(340.95)	$771.84	$352.58

Weighted average units outstanding	126,508.0368	156,458.0988	153,606.6990

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$183,568,130
Net income (loss)	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)

Partners’ Capital at December 31, 2007	213,055,022
Net income (loss)	117,208,252
Sale of 60,036.9500 Redeemable Units of Limited Partnership Interest	106,466,700
Redemption of 73,835.2095 Redeemable Units of Limited Partnership Interest	(136,350,323)
Distribution of interest income to feeder funds	(2,959,647)

Partners’ Capital at December 31, 2008	297,420,004
Net income (loss)	(42,198,191)
Sale of 28,958.2689 Redeemable Units of Limited Partnership Interest	55,363,938
Redemption of 39,476.7971 Redeemable Units of Limited Partnership Interest	(79,284,657)
Distribution of interest income to feeder funds	(195,777)

Partners’ Capital at December 31, 2009	$231,105,317

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,404.73

2008:	$2,157.23

2009:	$1,814.68

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On July 1, 2005, (commencement of trading operations), Diversified Multi-Advisor Futures Fund L.P. (formerly, Smith Barney Diversified Futures Fund L.P.) (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (formerly, Smith Barney Diversified Futures Fund L.P. II) (“Diversified II”), Orion Futures Fund L.P. (formerly, Citigroup Orion Futures Fund L.P.) (“Orion”), Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) and Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, Institutional Portfolio invested $7,000,000 of its initial capital and purchased 7,000.0000 Redeemable Units with cash of 16,242,748 and Tactical Diversified purchased 95,795.8082 Redeemable Units with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. On April 1, 2009, Orion Futures Fund (Cayman) (formerly, Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman”) purchased 299.0681 Redeemable Units with cash of $560,000. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the “Advisor”) using the Argo Trading System, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Tactical Diversified, Institutional Portfolio and Orion Cayman (each a “Feeder”, collectively the “Funds”) with approximately 2.7%, 2.3%, 58.8%, 30.8%, 4.4% 1.0% investments in the Master at December 31, 2009, respectively and with approximately 3.6%, 3.4%, 46.1%, 42.5% and 4.4% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

(“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$5,066,965	$5,066,965	$—	$—

Total assets	5,066,965	5,066,965	—	—

Total fair value	$5,066,965	$5,066,965	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$4,514,064	$4,514,064	$—	$—

Total assets	4,514,064	4,514,064	—	—

Total fair value	$4,514,064	$4,514,064	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

g.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

i.	Certain prior period amounts have been reclassified to conform to current period presentation.

j.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held by the Master for margin requirements were $27,540,310 and $17,345,935, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 10,295.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

Assets	December 31, 2009

Futures Contracts
Currencies	$3,436,175
Energy	339,318
Grains	768,108
Interest Rates U.S.	1,640,270
Interest Rates Non-U.S.	603,534
Softs	1,776,378
Metals	2,786,063

Total unrealized appreciation on open futures contracts	$11,349,846

Liabilities
Futures Contracts
Currencies	$(3,285,759)
Grains	(57,887)
Interest Rates U.S.	(4,050)
Interest Rates Non-U.S.	(151,285)
Metals	(2,783,900)

Total unrealized depreciation on open futures contracts	$(6,282,881)

Net unrealized depreciation on open futures contracts	$5,066,965 *

*This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from Trading

Currencies	$(1,870,971)
Energy	(28,874,531)
Grains	(8,605,911)
INT Rate US	(10,397,322)
INT Rate Non-US	(7,737,846)
Livestock	(1,213,180)
Metals	19,790,113
Softs	(3,107,316)

Total	$(42,016,964)**

**This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and change in unrealized gains (losses)*	$(342.04)	$752.74	$310.35
Interest income	1.60	19.34	42.42
Expenses**	(0.51)	(0.24)	(0.19)

Increase (decrease) for the year	(340.95)	771.84	352.58
Distribution of interest income to feeder funds	(1.60)	(19.34)	(42.42)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	2,157.23	1,404.73	1,094.57

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,814.68	$2,157.23	$1,404.73

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	1.0%	3.5%

Operating expenses	0.2%	0.1%	0.3%

Total return	(15.8)%	54.9%	32.2%

***	Interest income less total expenses.

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

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(18,281,605)	$(20,120,888)	$32,038,173	$(35,773,309)
Net income (loss)	$(18,302,561)	$(20,139,642)	$32,025,897	$(35,781,885)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(150.43)	$(172.65)	$266.37	$(284.24)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$27,126,788	$9,695,635	$61,112,070	$19,309,545
Net income (loss)	$27,118,311	$9,686,363	$61,102,423	$19,301,155
Increase (decrease) in Net Asset Value per Redeemable Unit	$190.01	$68.64	$389.12	$124.07

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Winton Master L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Winton Master L.P.:
We have audited the accompanying statement of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Winton Master L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Winton Master L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Winton Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Winton Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Winton Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$533,704,028	$512,248,576
Cash margin (Note 3c)	38,915,256	26,405,684
Net unrealized appreciation on open futures contracts	144,283	6,936,356
Net unrealized appreciation on open forward contracts	1,698,400	2,179,569
Options owned, at fair value (cost $34,613 at December 31, 2009)	17,723	—

Total assets	$574,479,690	$547,770,185

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $77,101 at December 31, 2009)	$40,733	$—
Accrued expenses:
Professional fees	30,644	18,642

Total liabilities	71,377	18,642

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 298,540.2381 and 270,994.4921 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	574,408,313	547,751,543

Total liabilities and partners’ capital	$574,479,690	$547,770,185

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2,173	$(1,932,735)	(0.34)%
Energy	81	105,489	0.02
Grains	396	285,441	0.05
Indices	3,920	2,883,282	0.50
Interest Rates U.S.	1,552	(374,223)	(0.06)
Interest Rates Non-U.S.	4,180	(115,797)	(0.02)
Livestock	76	38,000	0.01
Metals	664	(417,248)	(0.07)
Softs	356	476,861	0.08

Total futures contracts purchased		949,070	0.17

Futures Contracts Sold
Currencies	227	(127,300)	(0.02)
Energy	192	(494,271)	(0.09)
Grains	501	(17,304)	(0.00)*
Indices	12	(10,333)	(0.00)*
Interest Rates U.S.	180	44,187	0.01
Interest Rates Non-U.S.	166	(31,275)	(0.01)
Livestock	111	(56,000)	(0.01)
Softs	129	(112,491)	(0.02)

Total futures contracts sold		(804,787)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	310	2,433,189	0.43

Total unrealized appreciation on open forward contracts		2,433,189	0.43

Unrealized Depreciation on Open Forward Contracts
Metals	163	(734,789)	(0.13)

Total unrealized depreciation on open forward contracts		(734,789)	(0.13)

Options Owned
Puts
Indices	65	17,723	0.00 *

Total options owned		17,723	0.00

Options Written
Puts
Indices	65	(40,733)	(0.01)

Total options written		(40,733)	(0.01)

Total fair value		$1,819,673	0.32%

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	496	$928,233	0.17%
Indices	5	1,935	0.00 *
Interest Rates U.S.	2,417	4,977,464	0.91
Interest Rates Non-U.S.	4,453	6,479,517	1.18
Livestock	30	30,960	0.01
Softs	97	218,297	0.04

Total futures contracts purchased		12,636,406	2.31

Futures Contracts Sold
Currencies	896	(3,144,184)	(0.57)
Energy	208	727,901	0.13
Grains	891	(2,623,430)	(0.48)
Indices	252	(239,475)	(0.05)
Interest Rates U.S.	58	(13,766)	(0.00)*
Livestock	71	86,500	0.02
Lumber	1	3,806	0.00 *
Metals	90	(478,272)	(0.09)
Softs	426	(19,130)	(0.00)*

Total futures contracts sold		(5,700,050)	(1.04)

Unrealized Appreciation on Open Forward Contracts
Metals	276	2,996,261	0.55

Total unrealized appreciation on open forward contracts		2,996,261	0.55

Unrealized Depreciation on Open Forward Contracts
Metals	138	(816,692)	(0.15)

Total unrealized depreciation on open forward contracts		(816,692)	(0.15)

Total fair value		$9,115,925	1.67%

* Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(17,779,700)	$121,322,866	$67,378,983
Change in net unrealized gains (losses) on open contracts	(7,253,764)	2,525,164	(3,420,940)

Gain (loss) from trading, net	(25,033,464)	123,848,030	63,958,043
Interest income	409,649	5,909,704	14,456,282

Total income (loss)	(24,623,815)	129,757,734	78,414,325

Expenses:
Clearing fees	341,844	478,086	861,888
Professional fees	55,604	35,866	33,468

Total expenses	397,448	513,952	895,356

Net income (loss)	$(25,021,263)	$129,243,782	$77,518,969

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(95.69)	$453.53	$276.81

Weighted average units outstanding	282,761.8879	291,655.3789	262,984.3411

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$272,883,158
Net income (loss)	77,518,969
Sale of 123,458.3915 Redeemable Units of Limited Partnership Interest	172,636,530
Redemption of 35,253.7082 Redeemable Units of Limited Partnership Interest	(51,537,242)
Distribution of interest income to feeder funds	(14,456,282)

Partners’ Capital at December 31, 2007	457,045,133
Net income (loss)	129,243,782
Sale of 85,029.5477 Redeemable Units of Limited Partnership Interest	154,723,207
Redemption of 101,798.8498 Redeemable Units of Limited Partnership Interest	(187,350,875)
Distribution of interest income to feeder funds	(5,909,704)

Partners’ Capital at December 31, 2008	547,751,543
Net income (loss)	(25,021,263)
Sale of 144,987.2822 Redeemable Units of Limited Partnership Interest	282,055,852
Redemption of 117,441.5362 Redeemable Units of Limited Partnership Interest	(229,968,170)
Distribution of interest income to feeder funds	(409,649)

Partners’ Capital at December 31, 2009	$574,408,313

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,588.26

2008:	$2,021.26

2009:	$1,924.06

See accompanying notes to financial statements.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Winton Master L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Diversified Multi-Advisor Futures Fund L.P. (formerly, Smith Barney Diversified Futures Fund L.P.) (“Diversified”) and Orion Futures Fund L.P. (formerly, Citigroup Orion Futures Fund L.P.) (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Redeemable Units with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On July 1, 2005, Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 3,711.7321 Redeemable Units with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (“Winton Legion”) allocated a portion of its capital to the Master and purchased 2,355.4605 Redeemable Units with cash equal to $3,000,000. On February 1, 2007 Abingdon Futures Fund L.P. (formerly, Citigroup Abingdon Futures Fund L.P.) (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (formerly, Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 319.5126 Redeemable Units with cash equal to $640,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,446.6172 Redeemable Units with a fair value of $1,850,255, which includes interest income of $7,907. On December 31, 2007, Winton Legion redeemed its entire investment in the Master. This amounted to 2,182.2006 Redeemable Units with a fair value of $3,474,547, which includes interest income of $8,634. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the “Advisor”)

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

using the Diversified Program, the Advisor’s proprietary systematic trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Tactical Diversified, Institutional Portfolio, Abingdon, Global Futures and Orion Cayman (each a “Feeder,” collectively the “Funds”) with approximately 1.7%, 51.1%, 0.8%, 17.2%, 3.2%, 21.4%, 4.0%, and 0.6% investments in the Master at December 31, 2009, respectively. Diversified, Orion, Winton Feeder, Tactical Diversified, Institutional Portfolio, Abingdon, and Global Futures had approximately 2.6%, 37.9%, 4.1%, 27.4%, 2.7%, 21.7%, and 3.6% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2024: or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$144,283	$144,283	$—	$—
Forwards	1,698,400	1,698,400	—	—
Options owned	17,723	17,723	—	—

Total Assets	1,860,406	1,860,406	—	—

Liabilities
Options written	40,733	40,733	—	—

Total Liabilities	40,733	40,733	—	—

Total fair value	$1,819,673	$1,819,673	$—	$—

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$6,936,356	$6,936,356	$—	$—
Forwards	2,179,569	2,179,569	—	—

Total Assets	9,115,925	9,115,925	—	—

Total fair value	$9,115,925	$9,115,925	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current period presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held by the Master for margin requirements was $38,915,256 and $26,405,684, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures, metal forward and options contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 15,248.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

	December 31,		December 31,
	2009		2009

Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$410,679	Metals	$2,433,189

Energy	128,203	Total unrealized appreciation on open
Grains	629,534	forward contracts	$2,433,189

Indices	3,222,389	Liabilities
Interest Rates U.S.	639,524	Forward Contracts
Interest Rates Non-U.S.	1,473,596	Metals	$(734,789)

Livestock	53,810	Total unrealized depreciation on open
Metals	771,738	forward contracts	$(734,789)

Softs	598,000	Net unrealized appreciation on open

		forward contracts	$1,698,400	**

Total unrealized appreciation on open futures contracts	$7,927,473

Liabilities		Assets
Futures Contracts		Options Owned
Currencies	$(2,470,714)	Indices	$17,723

Energy	(516,987)	Total options owned	$17,723	***

Grains	(361,398)
Indices	(349,439)
Interest Rates U.S.	(969,559)	Liabilities
Interest Rates Non-U.S.	(1,620,668)	Options Written
Livestock	(71,810)	Indices	$(40,733)

Metals	(1,188,985)	Total options written	$(40,733	)****

Softs	(233,630)

Total unrealized depreciation on open futures contracts	$(7,783,190)

Net unrealized appreciation on open futures contracts	$144,283 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (Loss) from Trading

Currencies	$(3,376,768)
Energy	(8,697,471)
Grains	1,313,879
Indices	(11,148,536)
Interest Rates U.S.	(3,881,924)
Interest Rates Non-U.S.	(1,931,326)
Livestock	1,189,446
Softs	(1,068,956)
Lumber	(4,378)
Metals	2,572,570

Total	$(25,033,464	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(97.03)	$433.13	$220.96
Interest income	1.51	20.53	55.98
Expenses**	(0.17)	(0.13)	(0.13)

Increase (decrease) for the year	(95.69)	453.53	276.81
Distribution of interest income to feeder funds	(1.51)	(20.53)	(55.98)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	2,021.26	1,588.26	1,367.43

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,924.06	$2,021.26	$1,588.26

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

	2009		2008	2007
Ratios to average net assets:
Net investment income (loss)***	0.0	%****	1.0%	3.7%

Operating expenses	0.1%		0.1%	0.2%

Total return	(4.7)%		28.6%	20.2%

***	Interest income less total expenses.
****	Due to rounding.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

ASC 460, Guarantees (formerly, FAS No. 45,“Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2009 and 2008 are summarized below.

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,223,995	$7,348,002	$(31,808,843)	$(4,728,813)

Net income (loss)	$4,195,801	$7,339,274	$(31,818,295)	$(4,738,043)

Increase (decrease) in Net Asset Value per Redeemable Unit	$16.77	$26.25	$(120.99)	$(17.72)

	For the period	For the period		For the period
	from	from	For the period	from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$64,847,978	$(37,683,528)	$38,151,732	$63,963,466
Net income (loss)	$64,838,710	$(37,692,795)	$38,142,296	$63,955,571
Increase (decrease) in Net Asset Value per Redeemable Unit	$241.14	$(136.12)	$129.68	$218.83

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On July 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From July 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PWC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B: Other Information. None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).

     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner, which receives compensation for its services, as set forth under “Item 1. Business.” CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” During the year ended December 31, 2009, CGM earned $7,831,507 in brokerage commissions and clearing fees from the Partnership. The Advisors earned $13,417,518 in management fees during 2009. The General Partner earned $3,642,172 in administrative fees during 2009. The Advisors earned $4,138,088 in incentive fees during 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnerships, affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,943.3393 Redeemable Units of Limited Partnership Interest (1.0%) as of December 31, 2009.
     Principals who own Redeemable Units.*
*Jerry Pascucci         10.7954 Redeemable Units

*   No one principal owns more than 1% of Redeemable Units.
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through December 31, 2008 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$129,126
PwC	$185,919
KPMG	$48,000
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$42,000
2008	$29,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a	) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008.

Condensed Schedules of Investments at December 31, 2009 and 2008

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements

	(2)	Exhibits:
3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K filed on December 21, 2009).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009).

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009).

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008).

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009).

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009).

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009).

10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.1(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.1(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006).

10.1(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. for 2009 (filed herein).

10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.2(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.2(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. for 2009 (filed herein).

10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004).

10.3(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited for 2009 (filed herein).

10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.8	Joinder Agreement among Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009).

16.2	Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008).

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

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

ORION FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman

Jerry Pascucci	Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Daryl Dewbrey

Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Raymond Nolte
Raymond Nolte
Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.