Form 10-Q
period 2010-03-31
ORION FUTURES FUND LP
filed 2010-05-17
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 365,742.4947 Limited Partnership Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 – 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 31

Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Investment in Partnerships, at fair value	$805,944,655	$714,110,396
Equity in trading account:
Cash	116,692,015	100,683,304
Cash margin	12,867,027	9,063,690
Net unrealized appreciation on open futures contracts	3,288,448	3,055,807
Net unrealized appreciation on open forward contracts	—	950,175
Options owned, at fair value (cost $463,725 and $0 at March 31, 2010 and December 31, 2009, respectively)	193,860	—

	938,986,005	827,863,372
Interest receivable	12,819	1,562

Total assets	$938,998,824	$827,864,934

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$72,716	$—
Accrued expenses:
Brokerage commissions	2,494,995	1,986,385
Management fees	1,402,600	1,254,174
Administrative fees	390,144	344,078
Other	85,605	93,103
Redemptions payable	7,050,724	8,400,640

Total liabilities	11,496,784	12,078,380

Partners’ Capital:
General Partner, 3,593.3452 and 2,943.3393 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	9,472,597	7,926,943
Limited Partners, 348,246.8232 and 299,965.0835 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	918,029,443	807,859,611

Total partners’ capital	927,502,040	815,786,554

Total liabilities and partners’ capital	$938,998,824	$827,864,934

Net Asset Value per Unit	$2,636.15	$2,693.18

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners’
	contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	524	$399,453	0.04%
Energy	442	144,881	0.01
Grains	282	(398,428)	(0.04)
Interest Rates Non-U.S.	590	106,364	0.01
Livestock	20	3,560	0.00 *
Metals	277	435,918	0.05
Softs	227	(1,214)	(0.00)*

Total futures contracts purchased		690,534	0.07

Futures Contracts Sold
Currencies	262	315,925	0.03
Energy	154	1,246,030	0.13
Grains	448	582,267	0.06
Interest Rates U.S.	393	(74,531)	(0.00)*
Interest Rates Non-U.S.	33	10,594	0.00 *
Metals	425	(683,700)	(0.07)
Softs	144	1,201,329	0.13

Total futures contracts sold		2,597,914	0.28

Unrealized Appreciation on Open Forward Contracts
Metals	1,342	10,263,670	1.11

Total unrealized appreciation on open forward contracts		10,263,670	1.11

Unrealized Depreciation on Open Forward Contracts
Metals	1,247	(10,336,386)	(1.11)

Total unrealized depreciation on open forward contracts		(10,336,386)	(1.11)

Options Owned
Energy
Puts	60	193,860	0.02

Total options owned		193,860	0.02

Investment in Partnerships
AAA Master Fund LLC		273,701,614	29.51
CMF Willowbridge Argo Master Fund LP		152,589,408	16.45
CMF Winton Master LP		379,653,633	40.93

Total investment in Partnerships		805,944,655	86.89

Total fair value		$809,354,247	87.26%

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

Orion Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(5,450,799)	$(4,563,984)
Net realized gains (losses) on investment in Partnerships	(24,124,263)	(4,367,635)
Change in net unrealized gains (losses) on open contracts	(1,060,115)	99,487
Change in net unrealized gains (losses) on investment in Partnerships	21,263,303	2,744,820

Gain (loss) from, trading net	(9,371,874)	(6,087,312)
Interest income	19,766	19,698
Interest income from investment in Partnerships	105,278	141,292

Total income (loss)	(9,246,830)	(5,926,322)

Expenses:
Brokerage commissions, including clearing fees	2,911,184	1,400,151
Management fees	3,995,438	3,073,361
Administrative fees	1,105,189	834,223
Incentive fees	—	3,102,122
Other	216,107	123,930

Total expenses	8,227,918	8,533,787

Net income (loss)	(17,474,748)	(14,460,109)
Additions — Limited Partner	154,179,330	55,953,000
Additions — General Partner	1,700,000	—
Redemptions — Limited Partners	(26,689,096)	(46,628,007)

Net increase (decrease) in Partners’ Capital	111,715,486	(5,135,116)
Partners’ Capital, beginning of period	815,786,554	648,886,853

Partners’ Capital, end of period	$927,502,040	$643,751,737

Net Asset Value per Unit (351,840.1684 and 231,910.8707 Units outstanding at March 31, 2010 and 2009, respectively)	$2,636.15	$2,775.86

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(57.03)	$(61.07)

Weighted average units outstanding	336,758.0883	235,784.4842

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Orion Futures Fund L.P., (the “Partnership”), is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The Partnership and the Funds engaged in such trading through a brokerage account maintained with CGM. The sectors traded include currencies, energy, grains, livestock, U.S. and non-U.S. interest rates, softs and metals. The Partnership commenced trading on June 10, 1999. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures, forwards and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The Partnership privately and continuosly offers up to 600,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The commodity interests that are traded by the Partnership and the Funds, are volatile and involve a high degree of market risk.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”) each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Technical and Consolidated Commodities Fundamental trading systems for the Partnership.

The General Partner and each limited partner of the Partnership each, a (“Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses)*	$(41.60)	$(31.46)
Interest Income	0.37	0.68
Expenses **	(15.80)	(30.29)

Increase (decrease) for the period	(57.03)	(61.07)
Net Asset Value per Redeemable Unit, beginning of period	2,693.18	2,836.93

Net Asset Value per Redeemable Unit, end of period	$2,636.15	$2,775.86

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended
	March 31,
	2010	2009

Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.8)%	(3.3)%

Operating expense	3.9%	3.4%
Incentive fees	—%	0.5%

Total expenses	3.9%	3.9%

Total return:
Total return before incentive fees	(2.1)%	(1.7)%
Incentive fees	—%	(0.5)%

Total return after incentive fees	(2.1)%	(2.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet has been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership, for the three months ended March 31, 2010 and 2009 based on a monthly calculation was 3,242 and 1,611, respectively. The average number of metal forward contracts traded directly by the Partnership, for the three months ended March 31, 2010 and 2009 based on a monthly calculation was 1,427 and 704, respectively. The average number of option contracts traded directly by the Partnership, for the three months ended March 31, 2010 based on a monthly calculation, was 20. The average notional value of currency forward contracts, held directly by the Partnership, for the three months ended March 31, 2010 and 2009 based on a monthly calculation was $2,594,293 and $16,663,193, respectively.

Brokerage commissions are based on the number of trades executed by the Advisors and the Funds.

The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivatives instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures, forward and options contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

Assets	March 31, 2010	Assets	March 31, 2010	Assets	March 31, 2010
Futures Contracts		Forward Contracts		Options Owned
Currencies	$786,877	Metals	$10,263,670	Metals	$193,860
Energy	1,391,844
Grains	582,537
Interest Rates U.S.	28,656
Interest Rates Non-U.S.	120,503
Livestock	3,560
Metals	473,243
Softs	1,213,635

Total unrealized appreciation on open futures contracts	$4,600,855	Total unrealized appreciation on open forward contracts	$10,263,670	Total options owned	$193,860	***

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(71,500)	Metals	$(10,336,386)
Energy	(932)
Grains	(398,698)
Interest Rates U.S.	(103,187)
Interest Rates Non-U.S.	(3,545)
Metals	(721,025)
Softs	(13,520)

Total unrealized depreciation on open futures contracts	$(1,312,407)	Total unrealized depreciation on open forward contracts	$(10,336,386)

Net unrealized appreciation on open futures contracts	$3,288,448 *	Net unrealized depreciation on open forward contracts	$(72,716)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2010 and 2009.

	Three Month Ended	Three Month Ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$470,724	$(422,816)
Energy	(3,230,788)	(958,840)
Grains	(324,613)	(574,751)
Interest rates U.S.	(1,953,819)	(1,390,852)
Interest rates Non-U.S.	109,962	(566,543)
Metals	(3,520,884)	15,505
Softs	1,938,924	(496,450)
Livestock	(420)	(69,750)

Total	$(6,510,914)	$(4,464,497)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, that there has not been a decrease in the volume and level of activity in the Partnerships level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	03/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options	$193,860	$193,860	$—	$—
Futures	3,288,448	3,288,448	—	—
Investment in Partnerships	805,944,655	—	805,944,655	—

Total assets	$809,426,963	$3,482,308	$805,944,655	$—

Liabilities
Forwards	$72,716	$72,716	$—	$—

Total liabilities	72,716	72,716	—	—

Total fair value	$809,354,247	$3,409,592	$805,944,655	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$950,175	$950,175	$—	$—
Futures	3,055,807	3,055,807	—	—
Investment in Partnerships	714,110,396	—	714,110,396	—

Total assets	$718,116,378	$4,005,982	$714,110,396	$—

Total fair value	$718,116,378	$4,005,982	$714,110,396	$—

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

5.	Investment in Partnerships:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC, (“AAA Master”), a limited liability company organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194 and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets pursuant to its, Vulcan Trading System, the Consolidated Commodities Technical and Consolidated Commodities Fundamental Trading Programs.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.

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
March 31, 2010
(Unaudited)

Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership directly and through its investments in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At March 31, 2010, the Partnership owned approximately 25.4% of AAA Master, 64.1% of Willowbridge Master and 55.0% of Winton Master. At December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 58.8% of Willowbridge Master and 51.1% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,515,072,137	$435,737,192	$1,079,334,945
Willowbridge Master	237,884,635	27,915	237,856,720
Winton Master	689,968,977	64,924	689,904,053

Total	$2,442,925,749	$435,830,031	$2,007,095,718

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,632,583,054	$403,387,862	$1,229,195,192
Willowbridge Master	231,147,799	42,482	231,105,317
Winton Master	574,479,690	71,377	574,408,313

Total	$2,438,210,543	$403,501,721	$2,034,708,822

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
AAA Master	$(32,837,037)	$(32,736,795)	$(33,857,471)
Winton Master	32,303,622	32,394,397	32,207,188
Willowbridge Master	(20,526,632)	(20,493,570)	(20,594,231)

Total	$(21,060,047)	$(20,835,968)	$(22,244,514)

	For the three months ended March 31, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
AAA Master	$91,396,361	$90,706,272	$90,736,483
Winton Master	(4,795,908)	(4,863,775)	(4,738,043)
Willowbridge Master	(35,779,806)	(35,837,552)	(35,781,885)

Total	$50,820,647	$50,004,945	$50,216,555

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2010		For the three months ended March 31, 2010
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

AAA Master	29.51%	$273,701,614	$(8,094,618)	$234,143	$43,419	$(8,372,180)	Energy Markets	Monthly
Willowbridge Master	16.45%	152,589,408	(12,502,125)	50,269	12,156	(12,564,550)	Commodity Portfolio	Monthly
Winton Master	40.93%	379,653,633	17,841,061	91,278	9,307	17,740,476	Commodity Portfolio	Monthly

Total		$805,944,655	$(2,755,682)	$375,690	$64,882	$(3,196,254)

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

	December 31, 2009			For the three months ended March 31, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	34.91%	$284,764,800	$18,013,190	$135,719	$34,890	$17,842,581	Energy Markets	Monthly

Willowbridge Master	16.66%	135,945,983	(17,596,397)	28,546	4,159	(17,629,102)	Commodity Portfolio	Monthly

Winton Master	35.97%	293,399,613	(1,898,316)	26,220	3,543	(1,928,079)	Commodity Portfolio	Monthly

Total		$714,110,396	$(1,481,523)	$190,485	$42,592	$(1,714,600)

6. Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances , or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.

The general partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the general partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

7. Critical Accounting Policies:

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

Statement of Cash Flows.   The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

Partnership’s and the Fund’s Fair Value Measurements.  The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended March 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Futures Contracts.  The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. The Partnership considers exchange cleared swaps to be futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

In 2007, the Partnership adopted ASC 740 Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2006.

Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances , and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

Net income (loss) per Redeemable Unit. Net Income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, and (iii) interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital increased 13.7% from $815,786,554 to $927,502,040. This increase was attributable to the addition of 58,474.2013 Redeemable units of Limited Partnership Interests totalling $154,179,330 and 650.0059 General Partner Unit equivalents totaling $1,700,000, which was partially offset by a net loss from operations of $17,474,748, coupled with the redemptions of 10,192.4616 Redeemable Units of Limited Partnership Interest totaling $26,689,096. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Partnership’s and the Fund’s Fair Value Measurements.  The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended March 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. The Partnership considers exchange cleared swaps to be futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Results of Operations

During the Partnership’s first quarter of 2010 the Net Asset Value per Redeemable Unit decreased 2.1% from $2,693.18 to $2,636.15 as compared to a decrease of 2.2% in the first quarter of 2009. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts and investment in Partnerships) before brokerage commissions and related fees in the first quarter of 2010 of $9,371,874. Losses were primarily attributable to the Partnership’s / Funds’ trading of grains, energy, U.S. interest rates and metals and were partially offset by gains in currencies, non-U.S. interest rates, livestock, indices and softs. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed contracts, change in net unrealized gains (losses) on open contracts’ and investment in Partnerships) before brokerage commissions and related fees in the first quarter of 2009 of $6,087,312. Losses were primarily attributable to the Partnership’s / Funds’ trading of currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and lumber.

Risk assets moved higher during the first quarter of 2010 as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in profits from several major price trends as European currencies weakened and yields in European fixed income fell. However, net losses were accumulated for the quarter as volatile market conditions in energy, metals and U.S. fixed income proved difficult for trading, offsetting smaller gains in currencies, European fixed income and stocks.

In the energy sector, losses in crude offset gains from bearish natural gas positions. Tensions in the Middle East pushed oil prices higher at the beginning of the year but, the rally was short-lived and fundamental factors led prices lower. U.S. crude oil inventories rose to their highest levels since August 2007 while moves by OPEC to curb supplies had minimal impact. However, oil prices later rebounded supported by expectation of a cold winter, particularly in the mid-Atlanta region, which was paralyzed by snow in February, and on economic growth prospects. Losses were also taken in metals as copper prices failed to make headway as news of stronger than forecast industrial orders in Europe was offset by expectations of diminished future demand from China. In U.S. fixed income, losses were recorded in trading treasury bonds. Long-dated bond prices were pressured lower on expectations that excessive borrowing by governments would inevitably lead to greater issuance and higher levels of inflation.

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

Interest income on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on the U.S. Treasury bills purchased. Interest income for the three months ended March 31, 2010 decreased by $35,946 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three months ended March 31, 2010 increased by $1,511,033 as compared to the corresponding period in 2009. The increase in brokerage commissions and fees is primarily due to a higher average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 increased by $922,077, as compared to the corresponding period in 2009. The increase of management fees is due to a higher average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2010 increased by $270,966, as compared to the corresponding period in 2009. The increase in administrative fees is due to a higher average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2010. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $3,102,112.

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

      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Partnership’s advisor currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. Willowbridge directly trades managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $927,502,040.

March 31, 2010
(Unaudited)

	Value at	% of Total
Market Sector	Risk	Capitalization
Currencies	$9,572,562	1.03%
Energy	34,441,593	3.71%
Grains	2,041,176	0.22%
Interest Rates U.S.	1,724,588	0.19%
Interest Rates Non-U.S.	6,935,736	0.75%
Livestock	227,043	0.02%
Lumber	23,368	0.00%*
Metals	9,585,028	1.03%
Softs	3,212,546	0.35%
Indices	12,111,429	1.31%

Total	$79,875,069	8.61%

* Due to rounding

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market sector category as of March 31, 2010, the highest, lowest and average values at any point during the three months ended March 31, 2010. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
March 31, 2010

			Three months ended March 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,258,630	0.14%	$1,814,562	$250,058	$1,049,734
Energy	1,972,100	0.21%	2,273,100	56,500	1,262,133
Grains	551,250	0.07%	1,132,687	228,250	607,417
Interest Rates U.S.	497,800	0.05%	838,400	102,000	370,467
Interest Rates Non-U.S.	687,787	0.07%	1,545,886	231,820	913,337
Livestock	16,000	0.00%*	84,800	8,000	45,067
Metals	4,478,928	0.48%	4,478,928	805,423	2,553,639
Softs	769,900	0.08%	925,700	337,000	783,033

Total	$10,232,395	1.10%

*	Due to rounding

*	Average of month-end Values at Risk.

As of March 31, 2010, AAA Master’s total capitalization was $1,079,334,945. The Partnership owned approximately 25.4% of AAA Master. As of March 31, 2010, AAA Master’s Value at Risk for its assets (including the Portion of the Partnership’s assets allocated to AAA for trading) was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$114,734,546	10.63%	$143,609,109	$105,255,921	$114,508,627
Lumber	92,000	0.01%	92,000	32,900	46,467

Total	$114,826,546	10.64%

*	Average of month-end Values at Risk.
As of March 31, 2010, Willowbridge Master’s total capitalization was $237,856,720. The Partnership owned approximately 64.1% of Willowbridge Master. As of March 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the Portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$5,168,528	2.17%	$6,227,731	$2,291,926	$4,786,821
Energy	2,192,400	0.92%	6,325,000	460,750	2,380,383
Grains	893,200	0.38%	3,437,500	413,000	1,279,900
Interest Rates U.S.	565,152	0.24%	2,037,750	243,600	709,517
Interest Rates Non-U.S.	4,024,446	1.69%	4,385,440	2,279,842	3,557,413
Livestock	162,400	0.06%	171,200	149,600	155,467
Metals	1,421,000	0.60%	4,488,748	710,500	2,176,916
Softs	2,415,700	1.02%	2,832,500	953,700	2,106,300

Total	$16,842,826	7.08%

*	Average of month-end Values at Risk.

As of March 31, 2010, Winton Master’s total capitalization was $689,904,053. The Partnership owned approximately 55.0% of Winton Master. As of March 31, 2010, Winton Master’s Value at Risk for its assets (including the Portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$9,083,159	1.32%	$11,936,668	$3,127,432	$7,270,193
Energy	3,489,813	0.51%	3,635,199	345,625	1,630,460
Grains	1,666,349	0.24%	1,818,433	932,177	1,325,446
Interest Rates U.S.	1,570,837	0.23%	4,717,680	743,921	2,559,622
Interest Rates Non-U.S.	6,662,281	0.97%	7,909,258	3,487,657	6,479,959
Livestock	194,150	0.03%	201,990	158,080	187,287
Metals	7,625,124	1.11%	7,950,442	4,864,229	6,436,353
Softs	1,621,394	0.24%	2,071,953	538,916	952,937
Indices	22,020,780	3.19%	22,020,780	10,790,520	17,652,813

Total	$53,933,887	7.84%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership nor the General Partner.
Credit Crisis Related Matters
Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part  I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2010 there were additional sales to Limited Partners of 58,474.2013 Redeemable Units of Limited Partnership Interest totaling $154,179,330 and 650.0059 General Partner Unit equivalents totaling $1,700,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

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

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	3,780.1718	$2,626.06	N/A	N/A

February 1, 2010 – February 28, 2010	3,737.6605	$2,598.26	N/A	N/A

March 1, 2010 – March 31, 2010	2,674.6293	$2,636.15	N/A	N/A

Total	10,192.4616	$2,618.51

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

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. None.

Item 6.	Exhibits
3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009).

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009).

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008).

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009).

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009).

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009).
10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006).

(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. for 2009 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 31, 2010).
10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. for 2009 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 31, 2010).
10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004).
(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited for 2009 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 31, 2010).
10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.8	Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).
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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 17, 2010