Form 10-K/A
period 2009-12-31
ORION FUTURES FUND LP
filed 2010-06-07
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K
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
As of February 28, 2010, 326,294.7792 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report for Orion Futures Fund L.P. filed on Form 10-K for the year ended December 31, 2009, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Report”). This Amendment No. 1 amends Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include disclosure that was inadvertently omitted from the Original Report. This Amendment No. 1 does not alter any part of the content of the Original Report, except for the changes and additional information provided herein. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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
     Winton employs a fully systematic, computerized, technical, trend-following trading system developed by its principals. This system tracks the daily price movements from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be in an attempt to maximize profit within a certain range of risk. If rising prices in a particular market are anticipated, a long position will be established in that market; if prices in a particular market are expected to fall, a short position in that market will be established.
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
     The Partnership experienced a net trading gain, before brokerage commissions and related fees, in 2008 of $222,522,937. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, energy, metals, grains, U.S. and non-U.S. interest rates, livestock, lumber and indices and were primarily offset by losses recognized in softs. The net trading gain (or loss) realized from each of the Funds is included on page F-24 under “Item 8. Financial Statements and Supplementary Data.”
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
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2009 and 2008 were $495,318 and $520,640, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2009 and 2008 were $111,113 and $89,922, respectively.
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

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of June 2010.

ORION FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis, President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Shelley Deavitt Ullman

Walter Davis	Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Michael P. McGrath

Jennifer Magro	Michael P. McGrath
Chief Financial Officer, Secretary and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Raymond Nolte
Raymond Nolte
Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.