Form 10-Q
period 2010-06-30
ORION FUTURES FUND LP
filed 2010-08-16
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-50271

ORION FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	22-3644546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue – 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999

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

Yes    No X

As of July 31, 2010, 395,168.4536 Limited Partnership Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26 – 28

Item 4.	Controls and Procedures	29

PART II - Other Information		30 – 33

Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Investment in Funds, at fair value	$855,722,358	$714,110,396
Equity in trading account:
Cash	163,849,962	100,683,304
Cash margin	9,793,199	9,063,690
Net unrealized appreciation on open futures contracts	4,080,369	3,055,807
Net unrealized appreciation on open forward contracts	970,252	950,175
Options purchased, at fair value (cost $765,725 and $0 at June 30, 2010 and December 31, 2009, respectively)	537,190	—

	1,034,953,330	827,863,372
Interest receivable	12,046	1,562

Total assets	$1,034,965,376	$827,864,934

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$2,542,494	$1,986,385
Management fees	1,537,598	1,254,174
Administrative fees	430,154	344,078
Incentive fees	1,888,941	—
Other	54,445	93,103
Redemptions payable	10,819,326	8,400,640

Total liabilities	17,272,958	12,078,380

Partners’ Capital:
General Partner, 4,077.3782 and 2,943.3393 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	10,613,864	7,926,943
Limited Partners, 386,874.8297 and 299,965.0835 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	1,007,078,554	807,859,611

Total partners’ capital	1,017,692,418	815,786,554

Total liabilities and partners’ capital	$1,034,965,376	$827,864,934

Net asset value per unit	$2,603.11	$2,693.18

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Notional($)/		% of Partners’
	Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	738	$901,706	0.09%
Grains	193	(186,948)	(0.02)
Interest Rates U.S.	972	1,365,736	0.13
Interest Rates Non-U.S.	460	885,464	0.09
Metals	205	63,535	0.01
Softs	347	1,243,262	0.12

Total futures contracts purchased		4,272,755	0.42

Futures Contracts Sold
Currencies	186	(82,893)	(0.01)
Energy	39	18,811	0.00 *
Grains	576	(303,378)	(0.03)
Indices	3	2,348	0.00 *
Interest Rates Non-U.S.	183	(22,412)	(0.00)*
Metals	150	195,138	0.02

Total futures contracts sold		(192,386)	(0.02)

Unrealized Appreciation on Open Forward Contracts
Currencies	$37,909,700	111,593	0.01
Metals	2,395	23,182,762	2.28

Total unrealized appreciation on open forward contracts		23,294,355	2.29

Unrealized Depreciation on Open Forward Contracts
Currencies	$37,870,020	(111,553)	(0.01)
Metals	2,538	(22,212,550)	(2.18)

Total unrealized depreciation on open forward contracts		(22,324,103)	(2.19)

Options Purchased
Metals
Put	60	470,190	0.04
Energy
Call	300	67,000	0.01

Total options purchased		537,190	0.05

Investment in Funds
AAA Master Fund LLC		267,888,543	26.32
CMF Willowbridge Argo Master Fund LP		148,056,757	14.55
CMF Winton Master LP		439,777,058	43.21

Total investment in Funds		855,722,358	84.08

Total fair value		$861,310,169	84.63%

* Due to rounding
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	254	$419,773	0.05%
Energy	364	129,842	0.02
Grains	402	91,185	0.01
Interest Rates Non-U.S.	127	(21,825)	(0.00)*
Livestock	84	38,440	0.00 *
Metals	222	(140,327)	(0.02)
Softs	342	560,264	0.07

Total futures contracts purchased		1,077,352	0.13

Futures Contracts Sold
Currencies	635	1,761,778	0.22
Energy	5	10,950	0.00 *
Interest Rates U.S.	381	438,625	0.05
Interest Rates Non-U.S.	413	61,615	0.01
Metals	58	(294,513)	(0.04)

Total futures contracts sold		1,978,455	0.24

Unrealized Appreciation on Open Forward Contracts
Metals	287	3,563,843	0.44

Total unrealized appreciation on open forward contracts		3,563,843	0.44

Unrealized Depreciation on Open Forward Contracts
Metals	222	(2,613,668)	(0.32)

Total unrealized depreciation on open forward contracts		(2,613,668)	(0.32)

Investment in Funds
AAA Master Fund LLC		284,764,800	34.91
CMF Willowbridge Argo Master Fund LP		135,945,983	16.66
CMF Winton Master LP		293,399,613	35.97

Total investment in Funds		714,110,396	87.54

Total fair value		$718,116,378	88.03%

* Due to rounding

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$(5,011,612)	$3,812,584	$(10,462,411)	$(751,401)
Net realized gains (losses) on investment in Funds	17,146,045	132,524,196	(6,978,218)	128,156,562
Change in net unrealized gains (losses) on open contracts	1,876,219	(1,364,015)	816,104	(1,264,528)
Change in net unrealized gains (losses) on investment in Funds	(16,038,672)	(126,151,472)	5,224,631	(123,406,652)

Gain (loss) from, trading net	(2,028,020)	8,821,293	(11,399,894)	2,733,981
Interest income	53,498	18,382	73,264	38,079
Interest income from investment in Funds	236,448	134,830	341,726	276,123

Total income (loss)	(1,738,074)	8,974,505	(10,984,904)	3,048,183

Expenses:
Brokerage commissions, including clearing fees	3,343,016	1,904,782	6,254,200	3,304,933
Management fees	4,533,511	3,186,549	8,528,949	6,259,910
Administrative fees	1,264,277	862,222	2,369,466	1,696,445
Incentive fees	1,888,941	—	1,888,941	3,102,122
Other	223,256	126,022	439,363	249,952

Total expenses	11,253,001	6,079,575	19,480,919	14,613,362

Net income (loss)	(12,991,075)	2,894,930	(30,465,823)	(11,565,179)
Additions — Limited Partner	134,253,000	78,779,000	288,432,330	134,732,000
Additions — General Partner	1,275,000	—	2,975,000	—
Redemptions — Limited Partners	(32,346,547)	(40,765,633)	(59,035,643)	(87,393,640)

Net increase (decrease) in Partners’ Capital	90,190,378	40,908,297	201,905,864	35,773,181
Partners’ Capital, beginning of period	927,502,040	643,751,737	815,786,554	648,886,853

Partners’ Capital, end of period	$1,017,692,418	$684,660,034	$1,017,692,418	$684,660,034

Net asset value per unit (390,952.2079 and 245,627.9662 units outstanding at June 30, 2010 and 2009, respectively)	$2,603.11	$2,787.39	$2,603.11	$2,787.39

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(33.04)	$11.53	$(90.07)	$(49.54)

Weighted average units outstanding	384,455.1375	246,776.1915	360,606.6129	241,280.3379

See Accompanying Notes to Financial Statements.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

1.	General:

Orion Futures Fund L.P., (the “Partnership”), is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts on United States exchanges and certain foreign exchanges. The Partnership and the Funds, (as defined in Note 5 “Investment in Funds”) engaged in such trading through a brokerage account maintained with CGM (defined below). The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The Partnership commenced trading on June 10, 1999. The Partnership and the Funds may trade futures, forwards and options contracts of any kind. In addition, the Partnership may enter into swap contracts on energy-related products. The Partnership privately and continuosly offers up to 600,000 redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The commodity interests that are traded by the Partnership and the Funds, are volatile and involve a high degree of market risk.

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

As of June 30, 2010, all trading decisions are made by Willowbridge Associates Inc., (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”) each of which is a registered commodity trading advisor.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

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

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Months
	June 30,		June 30,
	2010	2009	2010	2009

Net realized and unrealized gains (losses) *	$(13.21)	$27.89	$(54.81)	$(3.57)
Interest income	0.76	0.62	1.13	1.30
Expenses **	(20.59)	(16.98)	(36.39)	(47.27)

Increase (decrease) for the period	(33.04)	11.53	(90.07)	(49.54)
Net asset value per Redeemable Unit, beginning of period	2,636.15	2,775.86	2,693.18	2,836.93

Net asset value per Redeemable Unit, end of period	$2,603.11	$2,787.39	$2,603.11	$2,787.39

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.7)%	(3.6)%	(3.8)%	(3.4)%

Operating expense	3.8%	3.7%	3.9%	3.5%
Incentive fees	0.2	—	0.2	0.5

Total expenses	4.0%	3.7%	4.1%	4.0%

Total return:
Total return before incentive fees	(1.1)%	0.4%	(3.2)%	(1.3)%
Incentive fees	(0.2)	—	(0.1)	(0.5)

Total return after incentive fees	(1.3)%	0.4%	(3.3)%	(1.8)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009 were 6,032 and 2,259, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009 were 4,637 and 1,935, respectively. The average number of metal forward contracts traded for the three months ended June 30, 2010 and 2009 were 4,610 and 495, respectively. The average number of metal forward contracts traded for the six months ended June 30, 2010 and 2009 were 3,019 and 599, respectively. The average number of option contracts traded for the three months ended June 30, 2010 and 2009 were 360 and 17, respectively. The average number of option contracts traded for the six months ended June 30, 2010 and 2009 were 190 and 8, respectively. The average notional value of currency forward contracts, held by the Partnership, for the three months ended June 30, 2010 and 2009 were $74,751,031 and $44,485, respectively. The average notional value of currency forward contracts, held by the Partnership, for the six months ended June 30, 2010 and 2009 were $38,672,662 and $2,799,441, respectively

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisors and the Funds.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivatives instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures, forward and options contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures Contracts
Currencies	$1,100,994
Energy	18,811
Grains	9,517

Indices	2,347

Interest Rates U.S.	1,365,736

Interest Rates Non-U.S.	885,464
Metals	416,263
Softs	1,425,638

Total unrealized appreciation on open futures contracts	$5,224,770

Liabilities
Futures Contracts
Currencies	$(282,181)
Grains	(499,842)
Interest Rates Non-U.S.	(22,412)

Metals	(157,590)

Softs	(182,376)

Total unrealized depreciation on open futures contracts	$(1,144,401)

Net unrealized appreciation on open futures contracts	$4,080,369 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

June 30, 2010
Assets
Forward Contracts
Currencies	$111,593
Metals	23,182,762

Total unrealized appreciation on open forward contracts	$23,294,355

Liabilities
Forward Contracts
Currencies	$(111,553)
Metals	(22,212,550)

Total unrealized depreciation on open forward contracts	$(22,324,103)

Net unrealized appreciation on open forward contracts	$970,252 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

	June 30, 2010
Assets
Options Purchased
Energy	$67,000
Metals	470,190

Options purchased	$537,190	***

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$1,413,937	$161,082	$1,884,659	$(261,735)
Energy	(7,119,232)	1,034,011	(10,350,020)	75,171
Grains	(2,674,113)	1,611,216	(2,998,726)	1,036,465
Indices	4,723	—	4,723	—
Interest Rates U.S.	3,162,908	(67,923)	1,209,089	(1,458,775)
Interest Rates Non-U.S.	4,592,457	(317,714)	4,702,420	(884,257)
Livestock	(516,630)	68,520	(517,050)	(1,230)
Metals	(1,079,819)	269,310	(4,600,702)	284,815
Softs	(919,624)	(309,933)	1,019,300	(806,383)

Total	$(3,135,393)	$2,448,569	$(9,646,307)	$(2,015,929)

4.	Fair Value Measurements:

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

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, that there has not been a decrease in the volume and level of activity in the Partnerships’ Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	06/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options	$537,190	$537,190	$—	$—
Futures	4,080,369	4,080,369	—	—
Forwards	970,252	970,212	40	—
Investment in Funds	855,722,358	—	855,722,358	—

Total assets	$861,310,169	$5,587,771	$855,722,398	$—

Total fair value	$861,310,169	$5,587,771	$855,722,398	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$950,175	$950,175	$—	$—
Futures	3,055,807	3,055,807	—	—
Investment in Funds	714,110,396	—	714,110,396	—

Total assets	$718,116,378	$4,005,982	$714,110,396	$—

Total fair value	$718,116,378	$4,005,982	$714,110,396	$—

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

5.	Investment in Funds:

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

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets directly, pursuant to its Vulcan Trading System, the Consolidated Commodities Technical and Consolidated Commodities Fundamental Trading Programs.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.

AAA Master’s, Willowbridge Master’s and Winton Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Partnership directly and through its investments in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At June 30, 2010, the Partnership owned approximately 25.8% of AAA Master, 65.0% of Willowbridge Master and 57.8% of Winton Master. At December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 58.8% of Willowbridge Master and 51.1% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,486,228,848	$448,966,232	$1,037,262,616
Willowbridge Master	227,833,325	18,921	227,814,404
Winton Master	768,235,393	7,689,883	760,545,510

Total	$2,482,297,566	$456,675,036	$2,025,622,530

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,632,583,054	$403,387,862	$1,229,195,192
Willowbridge Master	231,147,799	42,482	231,105,317
Winton Master	574,479,690	71,377	574,408,313

Total	$2,438,210,543	$403,501,721	$2,034,708,822

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$(11,161,933)	$(10,953,005)	$(11,973,145)
Willowbridge Master	(13,357,029)	(13,290,137)	(13,408,093)
Winton Master	22,166,459	22,374,065	22,152,876

Total	$(2,352,503)	$(1,869,077)	$(3,228,362)

	For the three months ended June 30, 2009
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$12,126,968	$12,322,200	$11,401,249
Willowbridge Master	32,063,426	32,119,971	32,025,897
Winton Master	(31,836,606)	(31,722,305)	(31,818,295)

Total	$12,353,788	$12,719,866	$11,608,851

	For the six months ended June 30, 2010
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$(43,998,970)	$(43,689,800)	$(45,830,616)
Willowbridge Master	(33,883,661)	(33,783,707)	(34,002,324)
Winton Master	54,470,081	54,768,462	54,360,064

Total	$(23,412,550)	$(22,705,045)	$(25,472,876)

	For the six months ended June 30, 2009
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$103,523,329	$103,926,147	$102,137,732
Willowbridge Master	(3,716,380)	(3,595,592)	(3,755,988)
Winton Master	(36,632,514)	(36,383,251)	(36,556,338)

Total	$63,174,435	$63,947,304	$61,825,406

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	26.32%	$267,888,543	$(2,853,406)	$216,102	$46,103	$(3,115,611)	Energy Markets	Monthly
Willowbridge Master	14.55%	148,056,757	(8,550,462)	62,093	13,931	(8,626,486)	Commodity Portfolio	Monthly
Winton Master	43.21%	439,777,058	12,747,689	105,904	20,055	12,621,730	Commodity Portfolio	Monthly

Total		$855,722,358	$1,343,821	$384,099	$80,089	$879,633

	June 30, 2010		For the six months ended June 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	26.32%	$267,888,543	$(10,948,024)	$450,245	$89,522	$(11,487,791)	Energy Markets	Monthly
Willowbridge Master	14.55%	148,056,757	(21,052,587)	112,362	26,087	(21,191,036)	Commodity Portfolio	Monthly
Winton Master	43.21%	439,777,058	30,588,750	197,182	29,362	30,362,206	Commodity Portfolio	Monthly

Total		$855,722,358	$(1,411,861)	$759,789	$144,971	$(2,316,621)

	December 31, 2009		For the three months ended June 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	income (loss)	Objective	Permitted

AAA Master	34.91%	$284,764,800	$2,441,424	$156,330	$37,090	$2,248,004	Energy Markets	Monthly
Willowbridge Master	16.66%	135,945,983	17,254,325	43,857	6,592	17,203,876	Commodity Portfolio	Monthly
Winton Master	35.97%	293,399,613	(13,188,195)	36,200	3,945	(13,228,340)	Commodity Portfolio	Monthly

Total		$714,110,396	$6,507,554	$236,387	$47,627	$6,223,540

	December 31, 2009		For the six months ended June 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	34.91%	$284,764,800	$20,454,616	$292,049	$71,980	$20,090,587	Energy Markets	Monthly
Willowbridge Master	16.66%	135,945,983	(342,072)	72,403	10,751	(425,226)	Commodity Portfolio	Monthly
Winton Master	35.97%	293,399,613	(15,086,511)	62,420	7,488	(15,156,419)	Commodity Portfolio	Monthly

Total		$714,110,396	$5,026,033	$426,872	$90,219	$4,508,942

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

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
June 30, 2010
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
June 30, 2010
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
     The Partnership and the Funds consider prices for exchange traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2006.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

Net income (loss) per Redeemable Unit. Net Income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, and (iii) interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership capital increased 24.7% from $815,786,554 to $1,017,692,418. This increase was attributable to the addition of 109,434.7743 Redeemable Units totalling $288,432,330 and 1,134.0389 General Partner unit equivalents totaling $2,975,000, which was partially offset by a net loss from operations of $30,465,823, coupled with the redemptions of 22,525.0281 Redeemable Units totaling $59,035,643. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Partnership’s and the Funds’ Investments.  All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. The Partnership considers exchange-cleared swaps to be futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Brokerage Commissions.  Commission charges to open and closed futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

Results of Operations

During the Partnership’s second quarter of 2010 the net asset value per Redeemable Unit decreased 1.3% from $2,636.15 to $2,603.11 as compared to an increase of 0.4% in the second quarter of 2009. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2010 of $2,028,020. Losses were primarily attributable to the Partnership’s/Funds’ trading of energy, grains, livestocks, metals, indices and softs and were partially offset by gains in currencies, and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2009 of $8,821,293. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, energy, grains and livestock and were partially offset by losses in U.S. and non-U.S. rates, metals, indices, lumber and softs.

The equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in energy, equity indices and grains proved difficult for trading.

The second quarter 2010 macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies, weighed on sentiment. In the energy markets, losses were realized from trading natural gas and refined products primarily in the second half of the quarter. In natural gas, prices unexpectedly moved higher as rising temperatures in the U.S. increased demand for power-plant fuel for air conditioning. The mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulting in losses for the sector. Losses were also realized in the grains sector as wheat prices unexpectedly rose in April amid forecasts for cold weather in the Southern Great Plains, potentially damaging the current U.S. crop. A portion of these losses was offset by gains earned in interest rates as prices moved higher on flight to quality buying.

During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 3.3% from $2,693.18 to $2,603.11 as compared to a decrease of 1.8% for the six months ended June 30, 2009. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2010 of $11,399,894. Losses were primarily attributable to the Partnership’s/Fund’s trading of energy, grains, livestock, metals and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates, and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2009 of $2,733,981. Gains were primarily attributable to the Partnership’s/Fund’s trading of energy, grains and livestock and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, metals, softs, lumber and indices.

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

Interest income on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on the U.S. Treasury bills purchased. Interest income for the three and six months ended June 30, 2010 increased by $136,734 and $100,788 respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher average adjusted net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three and six months ended June 30, 2010 increased by $1,438,234 and $ 2,949,267, respectively, as compared to the corresponding periods in 2009. The increase in brokerage commissions and fees is primarily due to higher average adjusted net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 increased by $1,346,962 and $2,269,039, respectively, as compared to the corresponding periods in 2009. The increase of management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2010 increased by $402,055 and $673,021, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average adjusted net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2010 resulted in incentive fees of $1,888,941. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $0 and $3,102,112, respectively.

     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

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

      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Partnership’s advisor currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge directly trades managed accounts in the Partnership’s name. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $1,017,692,418.

June 30, 2010
(Unaudited)

	Value at	% of Total
Market Sector	Risk	Capitalization
Currencies	$10,997,161	1.08%
Energy	22,914,073	2.25%
Grains	2,707,178	0.27%
Interest Rates U.S.	6,619,683	0.65%
Interest Rates Non-U.S.	7,996,572	0.79%
Livestock	133,605	0.01%
Lumber	17,879	0.00%*
Metals	6,409,325	0.63%
Softs	2,047,038	0.20%
Indices	1,398,260	0.14%

Total	$61,240,774	6.02%

* Due to rounding

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market sector category as of June 30, 2010, the highest, lowest and average values at any point during the three months ended June 30, 2010. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$2,666,814	0.26%	$3,254,566	$1,208,025	$2,110,267
Energy	212,350	0.02%	6,356,500	212,350	2,922,414
Grains	684,270	0.07%	2,230,050	357,254	1,179,757
Interest Rates U.S.	1,145,250	0.11%	1,911,600	264,437	1,092,767
Interest Rates Non-U.S.	1,010,692	0.10%	2,737,047	283,772	1,578,482
Metals	1,119,637	0.11%	7,816,362	657,531	2,148,889
Softs	884,900	0.09%	1,842,900	12,500	1,103,200
Indices	13,500	0.00%**	247,500	4,500	15,750

Total	$7,737,413	0.76%

*	Average of month-end Values at Risk.

**	Due to rounding

As of June 30, 2010, AAA Master’s total capitalization was $1,037,262,616. The Partnership owned approximately 25.8% of AAA Master. As of June 30, 2010, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$78,464,789	7.56%	$118,049,477	$78,229,962	$100,910,539
Lumber	69,300	0.01%	126,800	68,500	91,067

Total	$78,534,089	7.57%

*	Average of month-end Values at Risk.
As of June 30, 2010, Willowbridge Master’s total capitalization was $227,814,404. The Partnership owned approximately 65.0% of Willowbridge Master. As of June 30, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading in Willowbridge Master) was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,495,062	1.09%	$6,497,609	$1,103,305	$2,967,970
Energy	2,244,000	0.99%	6,515,750	552,500	2,919,283
Grains	1,320,000	0.58%	1,980,000	207,200	978,504
Interest Rates U.S.	1,531,200	0.67%	2,336,400	243,600	1,485,967
Interest Rates Non-U.S.	2,639,586	1.16%	4,039,511	1,527,075	2,533,596
Metals	3,762,264	1.65%	5,643,396	1,421,000	3,088,844
Softs	871,200	0.38%	2,415,700	198,000	756,667

Total	$14,863,312	6.52%

*	Average of month-end Values at Risk.

As of June 30, 2010, Winton Master’s total capitalization was $760,545,510. The Partnership owned approximately 57.8% of Winton Master. As of June 30, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$11,606,499	1.53%	$13,595,019	$7,870,170	$12,385,655
Energy	1,728,733	0.23%	4,944,082	1,138,249	3,373,459
Grains	2,015,412	0.26%	2,377,300	1,218,656	1,793,890
Interest Rates U.S.	7,749,400	1.02%	8,348,750	766,861	6,493,933
Interest Rates Non-U.S.	9,117,905	1.20%	9,760,386	5,764,470	8,980,713
Livestock	231,150	0.03%	354,850	204,300	293,817
Metals	4,920,790	0.65%	8,963,451	4,612,794	6,778,301
Softs	1,030,897	0.13%	1,577,469	647,356	935,643
Indices	2,395,779	0.31%	21,927,977	2,395,779	8,835,502

Total	$40,796,565	5.36%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.

Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2010 there were additional sales to Limited Partners of 50,960.5730 Redeemable Units totaling $134,253,000 and 484.0330 General Partner unit equivalents totaling $1,275,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

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

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	4,050.7124	$2,639.64	N/A	N/A

May 1, 2010 – May 31, 2010	4,125.5464	$2,626.27	N/A	N/A

June 1, 2010 – June 30, 2010	4,156.3077	$2,603.11	N/A	N/A

Total	12,332.5665	$2,622.86

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

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. None.

Item 6.	Exhibits
3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009).

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009).

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008).

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009).

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009).

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009).

(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010).
10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006).

(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. for 2009 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 31, 2010).
10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. for 2009 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 31, 2010).
10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004).
(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited for 2009 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 31, 2010).
10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.8	Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	August 16, 2010