Form 10-Q
period 2010-09-30
ORION FUTURES FUND LP
filed 2010-11-12
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    No X

As of October 31, 2010, 412,822.4452 Limited Partnership Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 – 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25 – 27

Item 4.	Controls and Procedures	28

PART II - Other Information		29 – 32

Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009

Assets:
Investment in Funds, at fair value	$888,696,510	$714,110,396
Equity in trading account:
Cash	184,807,688	100,683,304
Cash margin	15,704,657	9,063,690
Net unrealized appreciation on open futures contracts	6,811,852	3,055,807
Net unrealized appreciation on open forward contracts	4,771,876	950,175
Options purchased, at fair value (cost $1,837,810 and $0 at September 30, 2010 and December 31, 2009, respectively)	1,160,773	—

	1,101,953,356	827,863,372
Interest receivable	18,567	1,562

Total assets	$1,101,971,923	$827,864,934

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $106,625 and $0 at September 30, 2010 and December 31, 2009, respectively)	$3,750	$—
Accrued expenses:
Brokerage commissions	2,634,583	1,986,385
Management fees	1,634,091	1,254,174
Administrative fees	458,015	344,078
Incentive fees	2,506,281	—
Other	98,312	93,103
Redemptions payable	10,453,926	8,400,640

Total liabilities	17,788,958	12,078,380

Partners’ Capital:
General Partner, 4,077.3782 and 2,943.3393 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	10,773,289	7,926,943
Limited Partners, 406,253.8287 and 299,965.0835 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	1,073,409,676	807,859,611

Total partners’ capital	1,084,182,965	815,786,554

Total liabilities and partners’ capital	$1,101,971,923	$827,864,934

Net asset value per unit	$2,642.21	$2,693.18

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

			% of Partners’
	Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	634	$1,644,872	0.15%
Energy	568	424,733	0.04
Grains	874	1,435,543	0.13
Interest Rates U.S.	432	103,525	0.01
Interest Rates Non-U.S.	354	35,343	0.00	*
Livestock	166	(44,980)	(0.00	) *
Metals	710	4,482,828	0.41
Softs	562	1,292,880	0.12

Total futures contracts purchased		9,374,744	0.86

Futures Contracts Sold
Energy	162	376,390	0.03
Grains	163	5,313	0.00	*
Indices	4	1,860	0.00	*
Interest Rates U.S.	20	(10,250)	(0.00	) *
Interest Rates Non-U.S.	208	(17,790)	(0.00	) *
Livestock	52	(19,790)	(0.00	) *
Metals	616	(2,898,625)	(0.27)

Total futures contracts sold		(2,562,892)	(0.24)

Unrealized Appreciation on Open Forward Contracts
Metals	3,686	39,906,410	3.68

Total unrealized appreciation on open forward contracts		39,906,410	3.68

Unrealized Depreciation on Open Forward Contracts
Metals	3,440	(35,134,534)	(3.24)

Total unrealized depreciation on open forward contracts		(35,134,534)	(3.24)

Options Purchased
Puts
Metals	60	105	0.00	*
Call
Metals	95	962,543	0.09

Energy	400	74,000	0.01
Grains	100	82,500	0.01
Softs	25	41,625	0.00	*

Total options purchased		1,160,773	0.11

Options Premium Received
Puts
Grains
Total options premium received	150	(3,750)	(0.00	) *

		(3,750)	(0.00	) *

Investment in Funds
AAA Master Fund LLC		267,790,580	24.70
CMF Willowbridge Argo Master Fund LP		145,269,328	13.40
CMF Winton Master LP		475,636,602	43.87

Total investment in Funds		888,696,510	81.97

Total fair value		$901,437,261	83.14%

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

Orion Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$4,805,257	$(4,855,184)	$(5,657,154)	$(5,606,585)
Net realized gains (losses) on investment in Funds	4,857,297	(6,668,146)	(2,120,921)	121,488,416
Change in net unrealized gains (losses) on open contracts	6,187,480	1,170,075	7,003,584	(94,453)
Change in net unrealized gains (losses) on investment in Funds	11,659,900	7,997,677	16,884,531	(115,408,975)

Gain (loss) from, trading net	27,509,934	(2,355,578)	16,110,040	378,403
Interest income	66,476	22,621	139,740	60,700
Interest income from investment in Funds	263,509	151,965	605,235	428,088

Total income (loss)	27,839,919	(2,180,992)	16,855,015	867,191

Expenses:
Brokerage commissions, including clearing fees	2,943,794	2,251,687	9,197,994	5,556,620
Management fees	4,798,415	3,427,414	13,327,364	9,687,324
Administrative fees	1,342,505	928,856	3,711,971	2,625,301
Incentive fees	2,506,281	1,035,966	4,395,222	4,138,088
Other	185,478	124,495	624,841	374,447

Total expenses	11,776,473	7,768,418	31,257,392	22,381,780

Net income (loss)	16,063,446	(9,949,410)	(14,402,377)	(21,514,589)
Additions — Limited Partner	75,675,700	107,453,226	364,108,030	242,185,226
Additions — General Partner	—	—	2,975,000	—
Redemptions — Limited Partners	(25,248,599)	(26,558,490)	(84,284,242)	(113,952,130)

Net increase (decrease) in Partners’ Capital	66,490,547	70,945,326	268,396,411	106,718,507
Partners’ Capital, beginning of period	1,017,692,418	684,660,034	815,786,554	648,886,853

Partners’ Capital, end of period	$1,084,182,965	$755,605,360	$1,084,182,965	$755,605,360

Net asset value per unit (410,331.2069 and 274,813.5025 units outstanding at September 30, 2010 and 2009, respectively)	$2,642.21	$2,749.52	$2,642.21	$2,749.52

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$39.10	$(37.87)	$(50.97)	$(87.41)

Weighted average units outstanding	408,058.2249	268,549.9973	376,423.8169	250,370.2244

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

1.	General:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2010, all trading decisions are made by Willowbridge Associates Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) (each an “Advisor” and, collectively, the “Advisors”) each of which is a registered commodity trading advisor.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Months
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$59.91	$(17.49)	$5.10	$(21.06)
Interest income	0.81	0.67	1.94	1.97
Expenses **	(21.62)	(21.05)	(58.01)	(68.32)

Increase (decrease) for the period	39.10	(37.87)	(50.97)	(87.41)
Net asset value per unit, beginning of period	2,603.11	2,787.39	2,693.18	2,836.93

Net asset value per unit, end of period	$2,642.21	$2,749.52	$2,642.21	$2,749.52

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Nine Months Months
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment loss before incentive fees****	(3.4)%	(3.6)%	(3.6)%	(3.5)%

Operating expense	3.5%	3.7%	3.7%	3.6%
Incentive fees	0.2%	0.1%	0.5%	0.6%

Total expenses	3.7%	3.8%	4.2%	4.2%

Total return:
Total return before incentive fees	1.7%	(1.2)%	(1.5)%	(2.6)%
Incentive fees	(0.2)%	(0.2)%	(0.4)	(0.5)%

Total return after incentive fees	1.5%	(1.4)%	(1.9)%	(3.1)%

***	Annualized (other than incentive fee)

****	Interest income less total expenses (exclusive of incentive fees)

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

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 were 6,949 and 2,467, respectively. The average number of futures contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 were 5,408 and 2,112, respectively. The average number of metal forward contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 were 5,869 and 357, respectively. The average number of metal forward contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 were 3,969 and 518, respectively. The average number of option contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 were 777 and 0, respectively. The average number of option contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 were 386 and 6, respectively. The average notional value of currency forward contracts, held directly by the Partnership, for the three months ended September 30, 2010 and 2009 were $24,207 and $13,784,365, respectively. The average notional value of currency forward contracts, held directly by the Partnership, for the nine months ended September 30, 2010 and 2009 were $25,789,844 and $12,936,387, respectively.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisors and the Funds.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivatives instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures, forward and options contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010
Assets
Futures Contracts
Currencies	$1,650,872
Energy	877,633
Grains	1,758,948
Indices	1,860
Interest Rates U.S.	105,275
Interest Rates Non-U.S.	170,656
Livestock	800
Metals	4,499,403
Softs	1,523,503

Total unrealized appreciation on open futures contracts	$10,588,950

Liabilities
Futures Contracts
Currencies	$(6,000)
Energy	(76,510)
Grains	(318,093)
Interest Rates U.S.	(12,000)
Interest Rates Non-U.S.	(153,103)
Livestock	(65,570)
Metals	(2,915,200)
Softs	(230,622)

Total unrealized depreciation on open futures contracts	$(3,777,098)

Net unrealized appreciation on open futures contracts	$6,811,852 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

September 30, 2010
Assets
Forward Contracts
Metals	39,906,410

Total unrealized appreciation on open forward contracts	$39,906,410

Liabilities
Forward Contracts
Metals	(35,134,534)

Total unrealized depreciation on open forward contracts	$(35,134,534)

Net unrealized appreciation on open forward contracts	$4,771,876 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

	September 30, 2010
Assets
Options Purchased
Energy	$74,000
Metals	962,648
Grains	82,500
Softs	41,625

Total options purchased	$1,160,773	***

***	This amount is in “Options purchased, at fair value”, on the Statements of Financial Condition.

	September 30, 2010
Liabilities
Options Premium Received
Grains	(3,750)

Total options premium received	$(3,750	)****

****	This amount is in “Options premium received at fair value”, on the Statements of Financial Condition.

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

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$5,945,510	$(1,588,471)	$7,830,169	$(1,850,206)
Energy	(9,037,904)	(1,080,215)	(19,387,924)	(1,005,044)
Grains	8,711,776	60,989	5,713,050	1,097,454
Indices	(60,251)	—	(55,528)	—
Interest Rates U.S.	1,057,562	(127,718)	2,266,651	(1,586,493)
Interest Rates Non-U.S.	622,283	(334,859)	5,324,703	(1,219,116)
Livestock	87,970	(454,211)	(429,080)	(455,441)
Metals	3,411,538	(38,540)	(1,189,164)	246,275
Softs	254,253	(122,084)	1,273,553	(928,467)

Total	$10,992,737	$(3,685,109)	$1,346,430	$(5,701,038)

4.	Fair Value Measurements:

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

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	09/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options Purchased	$1,160,773	$1,160,773	$—	$—
Futures	6,811,852	6,811,852	—	—
Forwards	4,771,876	4,771,876	—	—
Investment in Funds	888,696,510	—	888,696,510	—

Total assets	$901,441,011	$12,744,501	$888,696,510	$—

Liabilities
Options Premium Received	$(3,750)	$(3,750)	—	—

Total liabilities	(3,750)	$(3,750)	—	—

Total fair value	$901,437,261	$12,740,751	$888,696,510	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$950,175	$950,175	$—	$—
Futures	3,055,807	3,055,807	—	—
Investment in Funds	714,110,396	—	714,110,396	—

Total assets	$718,116,378	$4,005,982	$714,110,396	$—

Total fair value	$718,116,378	$4,005,982	$714,110,396	$—

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets directly, pursuant to its Vulcan Trading System, Consolidated Commodities Technical and Consolidated Commodities Fundamental Trading Programs and MStrategy Program.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.

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
September 30, 2010
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

At September 30, 2010, the Partnership owned approximately 26.2% of AAA Master, 66.8% of Willowbridge Master and 59.5% of Winton Master. At December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 58.8% of Willowbridge Master and 51.1% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,365,184,544	$343,751,769	$1,021,432,775
Willowbridge Master	217,621,623	43,436	217,578,187
Winton Master	799,636,374	116,941	799,519,433

Total	$2,382,442,541	$343,912,146	$2,038,530,395

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,632,583,054	$403,387,862	$1,229,195,192
Willowbridge Master	231,147,799	42,482	231,105,317
Winton Master	574,479,690	71,377	574,408,313

Total	$2,438,210,543	$403,501,721	$2,034,708,822

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2010
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$9,489,985	$9,697,237	$8,893,472
Willowbridge Master	(2,263,514)	(2,194,399)	(2,291,718)
Winton Master	26,050,805	26,290,442	26,114,191

Total	$33,277,276	$33,793,280	$32,715,945

	For the three months ended September 30, 2009
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$40,194,995	$40,401,333	$39,460,830
Willowbridge Master	7,322,348	7,447,037	7,339,274
Winton Master	(20,085,700)	(20,026,877)	(20,139,642)

Total	$27,431,643	$27,821,493	$26,660,462

	For the nine months ended September 30, 2010
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$(34,508,985)	$(33,992,563)	$(36,937,144)
Willowbridge Master	(36,147,175)	(35,978,106)	(36,294,042)
Winton Master	80,520,886	81,058,904	80,474,255

Total	$9,864,726	$11,088,235	$7,243,069

	For the nine months ended September 30, 2009
	Gain(loss) from	Total Income
	Trading, net	(loss)	Net income (loss)
AAA Master	$143,718,324	$144,327,480	$141,598,562
Willowbridge Master	(29,310,166)	(28,936,214)	(29,217,064)
Winton Master	(23,802,080)	(23,622,469)	(23,895,630)

Total	$90,606,078	$91,768,797	$88,485,868

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2010		For the three months ended September 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	24.70%	$267,790,580	$2,523,600	$161,584	$48,436	$2,313,580	Energy Markets	Monthly
Willowbridge Master	13.40%	145,269,328	(1,413,593)	47,967	16,136	(1,477,696)	Commodity Portfolio	Monthly
Winton Master	43.87%	475,636,602	15,670,699	87,075	16,606	15,567,018	Commodity Portfolio	Monthly

Total		$888,696,510	$16,780,706	$296,626	$81,178	$16,402,902

	September 30, 2010		For the nine months ended September 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	24.70%	$267,790,580	$(8,424,424)	$611,829	$137,958	$(9,174,211)	Energy Markets	Monthly
Willowbridge Master	13.40%	145,269,328	(22,466,180)	160,329	42,223	(22,668,732)	Commodity Portfolio	Monthly
Winton Master	43.87%	475,636,602	46,259,449	284,257	45,968	45,929,224	Commodity Portfolio	Monthly

Total		$888,696,510	$15,368,845	$1,056,415	$226,149	$14,086,281

	December 31, 2009		For the three months ended September 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted

AAA Master	34.91%	$284,764,800	$8,683,054	$181,792	$29,699	$8,471,563	Energy Markets	Monthly
Willowbridge Master	16.66%	135,945,983	(10,921,492)	53,377	10,614	(10,985,483)	Commodity Portfolio	Monthly
Winton Master	35.97%	293,399,613	3,719,934	44,820	3,948	3,671,166	Commodity Portfolio	Monthly

Total		$714,110,396	$1,481,496	$279,989	$44,261	$1,157,246

	December 31, 2009		For the nine months ended September 30, 2009
	% of			Expenses
	Partnership’s	Fair	Income			Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (loss)	Objective	Permitted
AAA Master	34.91%	$284,764,800	$29,137,670	$473,840	$101,679	$28,562,151	Energy Markets	Monthly
Willowbridge Master	16.66%	135,945,983	(11,263,564)	125,780	21,365	(11,410,709)	Commodity Portfolio	Monthly
Winton Master	35.97%	293,399,613	(11,366,577)	107,240	11,436	(11,485,253)	Commodity Portfolio	Monthly

Total		$714,110,396	$6,507,529	$706,860	$134,480	$5,666,189

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s and the Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s and the Funds’ counterparty is an exchange or clearing organization.

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

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

7. Critical Accounting Policies:

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

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

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Futures Contracts.  The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. The Partnership considers exchange cleared swaps to be futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short portions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
September 30, 2010
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

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2007.

Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.

Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

Net income (loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

8. Subsequent Event:

In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, and (iii) interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership capital increased 32.9% from $815,786,554 to $1,084,182,965. This increase was attributable to the addition of 138,427.6992 Redeemable Units totaling $364,108,030 and 1,134.0389 General Partner unit equivalents totaling $2,975,000, which was partially offset by a net loss from operations of $14,402,377 coupled with the redemptions of 32,138.9540 Redeemable Units totaling $84,284,242. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in the Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts.  The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. The Partnership considers exchange-cleared swaps to be futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Results of Operations

During the Partnership’s third quarter of 2010 the net asset value per unit increased 1.5% from $2,603.11 to $2,642.21 as compared to a decrease of 1.4% in the third quarter of 2009. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2010 of $27,509,934. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, grains, U.S. and non-U.S. interest rates, softs, livestock and metals and were partially offset by losses in energy and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2009 of $2,355,578. Losses were primarily attributable to the Partnership’s/Funds’ trading of currencies, energy, indices and livestock and were partially offset by gains in grains, U.S. and non-U.S. rates, metals and softs.

The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter come to an end in September, there was a sense of market optimism for the majority of commodity and stock indices, as an overall rally was supported by favorable economic data not only in the U.S. but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Gains were accumulated for the quarter on trading in fixed income, agricultural and metals sectors.

The most significant gains for the quarter were during August in the fixed income sector from long positions in European, U.S. and Australian fixed income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence and Japanese GDP fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains were also recorded in agricultural markets in September as prices in the soybean complex rose amid concerns that reduced rains in Brazil and Argentina may diminish crop yields. Elsewhere, prices of corn futures advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada, and a prolonged drought slowed planting in Russia. Prices in soft commodities markets also rallied, primarily in cotton and sugar, resulting in profits for the Partnership. Prices of cotton futures rallied on concern that supplies might fall short amid rising demand from Asia and prices of sugar futures reached a seven-month high as dry weather threatened crops in Brazil, the world’s biggest grower of sugar. Profits were also realized from trading in both precious and base metals. Despite a flight to riskier assets, weakness in the U.S. dollar pushed gold prices to a new record high above $1,300 and silver prices to the highest closing levels since 1980.

During the Partnership’s nine months ended September 30, 2010, the net asset value per unit decreased 1.9% from $2,693.18 to $2,642.21 as compared to a decrease of 3.1% for the nine months ended September 30, 2009. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2010 of $16,110,040. Gains were primarily attributable to the Partnership’s/Fund’s trading of currencies, grains, U.S. and non-U.S. interest rates and softs and were partially offset by losses in livestock, energy, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2009 of $378,403. Gains were primarily attributable to the Partnership’s/Fund’s trading of energy, grains and metals and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock, softs, lumber and indices.

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

Interest income on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on the U.S. Treasury bills purchased. Interest income for the three and nine months ended September 30, 2010 increased by $155,399 and $256,187 respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher average adjusted net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three and nine months ended September 30, 2010 increased by $692,107 and $3,641,374, respectively, as compared to the corresponding periods in 2009. The increase in brokerage commissions and fees is primarily due to higher average adjusted net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 increased by $1,371,001 and $3,640,040, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2010 increased by $413,649 and $1,086,670, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. An Advisor will not be paid incentive fees until such Advisor recovers any loss incurred by the Advisor and earns additional new trading profits for the Partnership. Trading performance for the three and nine months ended September 30, 2010 resulted in incentive fees of $2,506,281 and $4,395,222, respectively. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $1,035,966 and $4,138,088, respectively.

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

      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge also directly trades managed accounts in the Partnership’s name. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $1,084,182,965.

September 30, 2010
(Unaudited)

	Value at	% of Total
Market Sector	Risk	Capitalization
Currencies	$11,803,380	1.09%
Energy	30,422,240	2.81%
Grains	4,245,821	0.39%
Interest Rates U.S.	6,776,550	0.63%
Interest Rates Non-U.S.	8,722,416	0.80%
Livestock	503,741	0.05%
Lumber	10,978	0.00%*
Metals	14,352,475	1.32%
Softs	3,579,463	0.33%
Indices	7,496,577	0.69%

Total	$87,913,641	8.11%

* Due to rounding

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market sector category as of September 30, 2010, the highest, lowest and average values at any point during the three months ended September 30, 2010. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of September 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,463,699	0.12%	$3,324,728	$1,106,838	$1,641,892
Energy	2,251,200	0.21%	3,894,100	516,100	2,561,333
Grains	1,274,483	0.12%	4,029,150	330,240	1,710,003
Interest Rates U.S.	408,150	0.04%	1,314,150	120,312	737,233
Interest Rates Non-U.S.	863,469	0.08%	2,067,837	568,577	177,752
Livestock	192,200	0.02%	394,450	79,100	220,783
Metals	8,209,408	0.76%	10,415,660	260,649	8,832,514
Softs	1,289,925	0.12%	2,829,825	708,675	1,545,142
Indices	18,000	0.00%**	135,000	9,000	54,000

Total	$15,970,534	1.47%

*	Average of month-end Values at Risk.

**	Due to rounding

As of September 30, 2010, AAA Master’s total capitalization was $1,021,432,775. The Partnership owned approximately 26.2% of AAA Master. As of September 30, 2010, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$100,250,545	9.82%	$131,455,008	$67,777,807	$95,952,362
Lumber	41,900	0.00%**	88,100	41,900	55,033

Total	$100,292,445	9.82%

*	Average monthly Values at Risk.

**	Due to rounding.
As of September 30, 2010, Willowbridge Master’s total capitalization was $217,578,187. The Partnership owned approximately 66.8% of Willowbridge Master. As of September 30, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading in Willowbridge Master) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,332,223	2.00%	$7,096,121	$940,854	$4,094,533
Energy	1,020,000	0.47%	6,539,400	480,000	2,750,750
Grains	1,304,750	0.60%	3,762,750	510,840	1,211,150
Interest Rates U.S.	1,555,500	0.71%	3,269,700	780,800	1,930,233
Interest Rates Non-U.S.	1,876,018	0.86%	5,489,653	640,428	2,375,204
Livestock	108,800	0.05%	108,800	44,800	99,900
Metals	3,379,005	1.55%	3,379,005	1,105,260	2,121,300
Softs	2,284,000	1.05%	3,388,150	799,500	1,454,633

Total	$15,860,296	7.29%

*	Average of month-end Values at Risk.

As of September 30, 2010, Winton Master’s total capitalization was $799,519,433. The Partnership owned approximately 59.5% of Winton Master. As of September 30, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$12,513,875	1.56%	$13,529,797	$5,424,505	$9,313,786
Energy	2,057,205	0.26%	3,640,200	236,988	1,971,144
Grains	3,529,016	0.44%	3,529,016	556,164	2,253,529
Interest Rates U.S.	8,956,850	1.12%	10,348,050	7,407,050	8,348,717
Interest Rates Non-U.S.	11,102,130	1.39%	13,490,861	8,749,852	10,172,949
Livestock	401,450	0.05%	401,450	190,900	286,400
Metals	6,530,911	0.82%	6,530,911	3,939,668	4,957,860
Softs	1,283,742	0.16%	1,283,742	708,094	1,055,530
Indices	12,569,037	1.57%	12,569,036	2,382,812	6,125,469

Total	$58,944,216	7.37%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2010 there were additional sales to Limited Partners of 28,992.9249 Redeemable Units totaling $75,675,700. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

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

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	2,674.0263	$2,583.50	N/A	N/A

August 1, 2010 – August 31, 2010	2,983.3913	$2,643.41	N/A	N/A

September 1, 2010 – September 30, 2010	3,956.5083	$2,642.21	N/A	N/A

Total	9,613.9259	$2,626.25

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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	November 12, 2010