Form 10-K
period 2010-12-31
ORION FUTURES FUND LP
filed 2011-03-31
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                       to
Commission File Number 0-50271
ORION FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Fl.
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
Limited Partnership Redeemable Units with an aggregate value of $1,196,360,843 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2011, 429,610.4530 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

TABLE OF CONTENTS
PART I
Item 1. Business.
(a) General development of business. Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized under the partnership laws of the State of New York on March 22, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk.
     During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit. The Partnership commenced trading activities on June 10, 1999. The Partnership privately and continuously offers up to 600,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
     Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 35 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2010, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Willowbridge Associates Inc. (“Willowbridge”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Fundamental and MStrategy trading systems for the Partnership. A description of the trading activities and focus of the Advisors are included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
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
     On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

     On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forwards contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.
     On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194, and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.
     Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets directly, pursuant to its, Vulcan Trading System, Consolidated Commodities Fundamental Trading Program and MStrategy Program. The Consolidated Commodities Technical Trading Program was terminated as of October 31, 2010.
     The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.
     AAA Master’s, Willowbridge Master’s and Winton Master’s (the “Funds”) and the Partnership’s trading of futures, forward, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
     A limited partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.
     Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     For the period January 1, 2010 through December 31, 2010, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.
     As of December 31, 2010, the Partnership owned approximately 28.7% of AAA Master, 61.9% of Winton Master and 70.0% of Willowbridge Master. As of December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 51.1% of Winton Master and 58.8% of Willowbridge Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

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
     Pursuant to the terms of the management agreements (the “Management Agreement”), the Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor, except for Winton, which will receive a monthly management fee equal to 1/8 of 1% (1.5% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter.
     The General Partner, on behalf of the Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forward transactions, $5 per round turn for swap transactions and $9 per half turn for options transactions. Brokerage commissions are inclusive of applicable floor brokerage. The brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to other properly registered selling agents and to financial advisors who have sold Redeemable Units. The Partnership directly and through its investment in the Funds will pay all clearing fees. In addition, CGM will pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010, was $1,169,565,735.
     (c) Narrative Description of Business.
     See Paragraphs (a) and (b) above.
     (i) through (xii) — Not applicable.
     (xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage commissions, management and administrative fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem or transfer units is limited.
     An investor’s ability to redeem units is limited and no market exists for the units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
     (b) Holders. The number of holders of Redeemable Units as of December 31, 2010, was 8,252.
     (c) Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable.
     (f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2010, there were additional subscriptions of 168,713.1893 Redeemable Units totaling $444,557,407 and 1,332.7362 General Partner unit equivalents totaling $3,500,000. For the twelve months ended December 31, 2009, there were additional subscriptions of 124,540.6216 Redeemable Units totaling $346,650,226 and 1,661.7798 General Partner unit equivalents totaling $4,500,000. For the twelve months ended December 31, 2008, there were additional subscriptions of 73,057.0497 Redeemable Units totaling $175,479,000 and 852.6005 General Partner unit equivalents totaling $1,973,412. The Redeemable Units were issued in reliance upon applicable exceptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under. The Redeemable units were purchased by accredited investors as described in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
October 1, 2010 — October 31, 2010	5,860.1836	$2,689.64	N/A	N/A
November 1, 2010 — November 30, 2010	6,208.7600	$2,651.12	N/A	N/A
December 1, 2010 — December 31, 2010	4,127.3520	$2,754.39	N/A	N/A

	16,196.2956	$2,691.37

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December  2010, 2009, 2008, 2007 and 2006 and total assets at December  2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) and investments in Funds net of brokerage commissions (including clearing fees) of $11,840,857, $7,831,507, $6,766,398, $6,362,776 and $6,049,901, respectively	$65,843,981	$(17,982,427)	$215,756,539	$65,513,200	$28,869,155
Total interest income	1,068,707	539,835	5,823,101	14,917,240	11,046,038

	$66,912,688	$(17,442,592)	$221,579,640	$80,430,440	$39,915,193

Net income (loss)	$33,596,305	$(39,246,801)	$166,805,886	$63,393,428	$29,048,211

Increase (decrease) in net asset value per unit	$61.21	$(143.75)	$704.34	$304.80	$216.46

Net asset value per unit	$2,754.39	$2,693.18	$2,836.93	$2,132.59	$1,827.79

Total assets	$1,195,156,405	$827,864,934	$685,714,876	$469,271,467	$313,156,339

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
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to AAA, Willowbridge, and Winton. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: AAA — Energy Program — Futures and Swaps; Willowbridge — Argo; Vulcan, Consolidated Commodities Fundamental and MStrategy Trading Systems; and Winton — Diversified Program. As of December 31, 2010, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages: AAA, 24%, Willowbridge, 30%, and Winton, 46%. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time.
AAA Capital Management Advisors, Ltd.
     The portion of the Partnership’s assets that are currently allocated to AAA for trading are not invested in commodity interests directly. AAA’s allocation of the Partnership’s assets is currently invested in AAA Master. AAA trades AAA Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps, a proprietary, discretionary trading system.
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
     Willowbridge trades the Partnership’s assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership’s assets among one or more of Willowbridge’s strategies and may determine subsequent reallocations (if any). Of the Partnership’s assets allocated to Willowbridge, 12% is currently traded using the Vulcan Trading System (“Vulcan”), 12% is currently traded using the Argo Trading System (“Argo”), 4% is currently traded using Consolidated Commodities Fundamental Trading System (“CCF”) and 2% is currently traded using MStrategy Trading System (“MStrategy”) each of which is described below.
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
     The MStrategy program is a discretionary trading approach through which a Willowbridge trading principal uses extensive technical analysis and quantitative methodologies as the foundation for trading decisions. MStrategy trades a diversified portfolio of exchange-traded futures contracts and options on futures including commodities, currencies, fixed income and equity indices. There is a special focus on short-term movements, especially with regard to equity indices trading. The approach combines traditional technical analysis, analogues and divergences with fundamental analysis and anecdotal information.
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
     No assurance can be given that Advisors’ strategies will be successful or that they will generate profits for the Partnership.
     For the period January 1, 2010 through December 31, 2010, the average allocation by commodity market sector for each of the Funds was as follows:
CMF Willowbridge Argo Master Fund L.P.

Currencies	17.8%
Energy	18.7%
Grains	8.9%
Interest Rates U.S.	8.1%
Interest Rates Non-U.S.	16.7%
Livestock	0.6%
Metals	18.3%
Softs	10.9%
AAA Master Fund LLC

Energy	100%
CMF Winton Master L.P.

Currencies	21.0%
Energy	4.7%
Grains	5.3%
Interest Rates U.S.	12.6%
Interest Rates Non-U.S.	16.1%
Livestock	0.6%
Metals	13.3%
Soft	2.5%
Stock Indices	23.9%

     For the period January 1, 2010 through December 31, 2010, the average allocation by commodity market sector for the portion of the Partnership’s assets traded directly by Willowbridge was as follows:

Currencies	16.0%
Energy	20.3%
Grains	10.0%
Interest Rates U.S.	8.8%
Interest Rates Non-U.S.	15.6%
Livestock	0.5%
Metals	18.2%
Softs	10.6%
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership and Funds follow certain trading policies, including:
(i)	The Partnership and Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership and Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership and Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership and Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.
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
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 48,335.2496 Redeemable Units were redeemed totaling $127,874,531. For the year ended December 31, 2009, 52,022.5263 Redeemable Units were redeemed totaling $145,003,724. For the year ended December 31, 2008, 61,071.3615 Redeemable Units were redeemed totaling $155,777,201.
     The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2010, there were additional subscriptions of 168,713.1893 Redeemable Units totaling $444,557,407 and 1,332.7362 General Partner unit equivalents totaling $3,500,000. For the year ended December 31, 2009, there were additional subscriptions of 124,540.6216 Redeemable Units totaling $346,650,226 and 1,661.7798 General Partner unit equivalents totaling $4,500,000. For the year ended December 31, 2008, there were additional subscriptions of 73,057.0497 Redeemable Units totaling $175,479,000 and 852.6005 General Partner unit equivalents totaling $1,973,412.
     (c) Results of Operations.
     For the year ended December 31, 2010 the net asset value per unit increased 2.3% from $2,693.18 to $2,754.39. For the year ended December 31, 2009 the net asset value per unit decreased 5.1% from $2,836.93 to $2,693.18. For the year ended December 31, 2008 the net asset value per unit increased 33.0% from $2,132.59 to $2,836.93.
     The Partnership experienced a net trading gain of $77,684,838 before brokerage commissions and expenses in 2010. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, indices and livestock. The net trading gain (or loss) realized from the Partnership and the Funds is disclosed on page 34 under “Item 8. Financial Statements and Supplementary Data.”
      The most significant trading gains were experienced within the fixed-income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. In the metals markets, gains were recorded throughout September, October, November, and December as long futures positions in silver and gold resulted in additional gains for the metals sector as prices rose amid increased demand for the precious metals due to a drop in the value of the U.S. dollar, with silver futures rallying to a 30-year high and gold prices reaching a new all-time high. Within the currency markets, gains were achieved primarily during May, September and December. During May, short positions in the euro versus the U.S. dollar posted gains as the euro continued to weaken amid concerns over the Greek debt crisis. During September, long positions in the Australian dollar versus the U.S. dollar resulted in gains as the value of the Australian dollar rose against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. During December, gains were achieved due to long positions in the Australian dollar, Swiss franc, and Japanese yen versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected economic data diminished demand for the U.S. dollar as a “safe-haven”, and spurred speculation that global growth is gathering momentum, boosting demand for higher-yielding and commodity-driven currencies
      A portion of the Partnership’s gains for the year was offset by losses recorded in the energy markets from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand may ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Losses were also recorded in short positions in natural gas as prices unexpectedly rallied due to higher demand for electricity in the summer due to higher than expected temperatures.
     The Partnership experienced a net trading loss of $10,150,920 before brokerage commissions and expenses in 2009. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, indices, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in energy and metals.
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
     Losses were realized in trading fixed-income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. Losses were also taken in trading currencies, primarily in December, as the Japanese yen reversed sharply on Japanese Prime Minister Yukio Hatoyama’s dissatisfaction over the high value of the Japanese yen. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold and wet weather threatened to delay harvest and concerns arose over the acres likely to be seeded for the new crop. Losses were incurred in sugar after prices hit a 28 year high, which led many countries to reduce their expected sugar imports.

     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and twelve months ended December 31, 2010 increased by $272,685 and $528,872, respectively as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher average daily equity maintained in cash for the Partnership during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three and twelve months ended December 31, 2010 increased by $367,976 and $4,009,350, respectively, as compared to the corresponding periods in 2009. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2010, increased by $1,387,196 and $5,027,236, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to an increase in average net assets for the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership, These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2010 increased by $423,505 and $1,510,175, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to an increase in average net assets during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by the Advisor at the end of the year as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2010 resulted in incentive fees of $4,494,823 and $8,890,045, respectively. There were no incentive fees earned for the three months ended December 31, 2009. Trading performance for the twelve months ended December 31, 2009 resulted in incentive fees of $4,138,088.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $708,692 and $495,318, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $120,545 and $111,113, respectively.
     The Partnership experienced a net trading gain of $222,522,937 before brokerage commissions and expenses in 2008. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber and metals and were partially offset by losses in softs.
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

     Profits were primarily realized from trading in energy, fixed income, and currency. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10-year U.S. Treasury bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. The Partnership also benefited from strong trends that emerged in the currencies and realized gains for the year. The U.S. dollar was relatively strong compared with most of the other developed economy currencies. The euro was put to its first major test since its inception. UK, Germany and France continued to show weak growth earlier in the year and as the situations worsened in the later part of the year, these countries officially entered a recession. As investors sought U.S. dollar denominated assets for relative safety, the U.S. dollar emerged stronger relative to other currencies. The Japanese yen remained an exception and showed extraordinary strength as the carry trade reversed. Slightly offsetting gains were small losses in soft commodities such as coffee.
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
     In allocating the assets of the Partnership among the Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “overview” section of this Item 7.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participates.

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
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.
     The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
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
     Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
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
     The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s or a Fund’s past performance is not necessarily indicative of its future results.
     “Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.
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
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors do trade commodity options. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge directly trades managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly by each Fund separately.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009. As of December 31, 2010, the Partnership’s total capitalization was $1,169,565,735.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,784,775	0.75%
Energy	20,307,536	1.74%
Grains	5,909,516	0.50%
Indices	9,896,381	0.85%
Interest Rates U.S.	1,998,797	0.17%
Interest Rates Non-U.S.	4,235,023	0.36%
Livestock	358,716	0.03%
Lumber	26,863	0.00	% *
Metals	21,262,991	1.82%
Softs	4,072,438	0.35%

Total	$76,853,036	6.57%

* Due to rounding
     As of December 31, 2009, the Partnership’s total capitalization was $815,786,554.
December 31, 2009

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$7,775,289	0.95%
Energy	34,037,491	4.17%
Grains	1,725,521	0.21%
Indices	8,476,985	1.04%
Interest Rates U.S.	2,269,333	0.28%
Interest Rates Non-U.S.	5,514,333	0.68%
Livestock	153,968	0.02%
Metals	6,828,589	0.84%
Softs	2,686,366	0.33%

Total	$69,467,875	8.52%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2010 and December 31, 2009, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
December 31, 2010

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,669,739	0.15%	$3,324,728	$250,058	$1,570,799
Energy	1,572,750	0.13%	6,356,500	56,500	2,141,045
Grains	1,994,050	0.17%	4,029,150	228,250	1,329,487
Interest Rates U.S.	598,250	0.05%	1,911,600	102,000	691,446
Interest Rates Non-U.S.	719,311	0.06%	2,737,047	231,820	1,207,028
Livestock	114,300	0.01%	394,450	8,000	125,388
Metals	14,637,181	1.25%	15,575,295	260,649	6,248,420
Softs	1,792,700	0.15%	2,829,825	12,500	1,230,146

Total	$23,098,281	1.97%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
December 31, 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,913,804	0.23%	$2,683,324	$10,800	$1,252,370
Energy	1,443,000	0.18%	4,846,643	45,000	1,509,395
Grains	542,000	0.07%	1,484,580	209,000	666,509
Interest Rates U.S.	590,550	0.07%	1,174,500	92,400	476,078
Interest Rates Non-U.S.	1,209,738	0.15%	2,000,036	212,338	838,430
Livestock	67,200	0.01%	71,280	5,250	27,451
Metals	1,910,916	0.23%	2,273,753	23,717	1,414,320
Softs	595,900	0.07%	653,340	54,600	342,739

Total	$8,273,108	1.01%

*	Annual average of month-end Value at Risk
As of December 31, 2010, AAA Master’s total capitalization was $980,369,638. The Partnership owned approximately 28.7% of AAA Master. As of December 31, 2010, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:
December 31, 2010

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01%	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, AAA Master’s total capitalization was $1,229,195,192. The Partnership owned approximately 23.2% of AAA Master. As of December 31, 2009, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:
December 31, 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Energy	$133,905,240	10.89%	$352,329,038	$4,405,231	$166,882,818

Total	$133,905,240	10.89%

*	Annual average of month-end Values at Risk
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned 70.0% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Willowbridge Master’s total capitalization was $231,105,317. The Partnership owned 58.8% of Willowbridge Master. As of December 31, 2009, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
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

     As of December 31, 2010, Winton Master’s total capitalization was $883,719,871. The Partnership owned 61.9% of Winton Master. As of December 31, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
December 31. 2010

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Winton Master’s total capitalization was $574,408,313. The Partnership owned 51.1% of Winton Master. As of December 31, 2009, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
December 31. 2009

	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$4,596,005	0.80%	$10,700,900	$3,479,307	$6,740,750
Energy	556,296	0.10%	2,627,998	228,335	1,092,646
Grains	1,098,663	0.19%	1,976,399	864,083	1,388,868
Indices	16,589,011	2.89%	16,589,011	1,261,608	6,511,470
Interest Rates U.S.	1,030,011	0.18%	6,518,610	716,705	2,896,261
Interest Rates Non-U.S.	4,507,567	0.78%	11,661,822	2,841,339	5,786,393
Livestock	169,800	0.03%	425,655	59,475	207,937
Metals	5,057,067	0.88%	5,057,067	849,000	2,780,563
Softs	955,200	0.17%	1,269,508	385,375	791,384

Total	$34,559,620	6.02%

*	Annual average of month-end Value at Risk
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
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2010, by market sector.
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
     Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2010.
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2010.
     Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Japanese yen, euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner/managing member monitors and attempts to control the Partnership’s/ Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject.
     The General Partner/managing member monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/managing member felt it necessary to do so, the General Partner/managing member could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/managing member primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
     The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner’s/managing member’s risk management, the General Partner/managing member periodically meets with the Advisors to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisors are required to notify the General Partner/managing member of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.
ORION FUTURES FUND L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management's Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners' Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Orion Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of Orion Futures Fund L.P., (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Orion Futures Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Orion Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Orion Futures Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Orion Futures Fund L.P. (formerly known as Citigroup Orion Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Orion Futures Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Funds, at fair value (Note 5)	$981,904,411	$714,110,396
Equity in trading account:
Cash (Note 3c)	172,054,703	100,683,304
Cash margin (Note 3c)	22,755,878	9,063,690
Net unrealized appreciation on open futures contracts	—	3,055,807
Net unrealized appreciation on open forward contracts	13,090,568	950,175
Options purchased, at fair value (cost $2,992,890 at December 31, 2010)	5,335,173	—

	1,195,140,733	827,863,372
Interest receivable (Note 3c)	15,672	1,562

Total assets	$1,195,156,405	$827,864,934

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (cost $45,720 at December 31, 2010)	$14,130	$—
Net unrealized depreciation on open futures contracts	5,247,768	—
Accrued expenses:
Brokerage commissions (Note 3c)	2,109,769	1,986,385
Management fees (Note 3b)	1,751,605	1,254,174
Administrative fees (Note 3a)	494,865	344,078
Incentive fees (Note 3b)	4,494,823	—
Professional fees	90,611	79,253
Other	18,762	13,850
Redemptions payable (Note 6)	11,368,337	8,400,640

Total liabilities	25,590,670	12,078,380

Partners’ Capital: (Notes 1 and 6)
General Partner, 4,276.0755 and 2,943.3393 unit equivalents outstanding at December 31, 2010 and 2009, respectively	11,777,980	7,926,943
Limited Partners, 420,343.0232 and 299,965.0835 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	1,157,787,755	807,859,611

Total partners’ capital	1,169,565,735	815,786,554

Total liabilities and partners’ capital	$1,195,156,405	$827,864,934

Net asset value per unit	$2,754.39	$2,693.18

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	520	$953,808	0.08%
Energy	407	1,063,222	0.09
Grains	1,143	2,154,944	0.18
Interest Rates U.S.	380	35,017	0.00	*
Interest Rates Non-U.S.	238	8,350	0.00	*
Livestock	111	95,380	0.01
Metals	390	3,589,090	0.31
Softs	518	2,648,939	0.23

Total futures contracts purchased		10,548,750	0.90

Futures Contracts Sold
Currencies	95	26,292	0.00	*
Grains	240	(123,200)	(0.01)
Interest Rates U.S.	12	(6,375)	(0.00	)*
Interest Rates Non-U.S.	95	102,828	0.01
Metals	1,428	(15,796,063)	(1.35)

Total futures contracts sold		(15,796,518)	(1.35)

Unrealized Appreciation on Open Forward Contracts
Metals	3,976	67,511,368	5.77

Total unrealized appreciation on open forward contracts		67,511,368	5.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$75,375	(313)	0.00	*
Metals	3,256	(54,420,487)	(4.65)

Total unrealized depreciation on open forward contracts		(54,420,800)	(4.65)

Options Purchased
Call
Grains	200	55,000	0.00	*
Metals	225	5,280,173	0.45

Total options purchased		5,335,173	0.45

Options Premium Received
Call
Metals	60	(14,130)	(0.00	)*

Total options premium received		(14,130)	(0.00	)*

Investment in Funds
AAA Master Fund LLC		283,238,250	24.22
CMF Willowbridge Argo Master Fund LP		151,432,714	12.95
CMF Winton Master Fund LP		547,233,447	46.79

Total investment in Funds		981,904,411	83.96

Total fair value		$995,068,254	85.08%

*	Due to rounding

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

Orion Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$14,795,114	$(12,572,238)	$12,376,626
Net realized gains (losses) on investment in Funds	25,334,101	81,850,071	177,104,310
Change in net unrealized gains (losses) on open contracts	6,210,691	2,335,509	1,079,599
Change in net unrealized gains (losses) on investment in Funds	31,344,932	(81,764,262)	31,962,402

Gain (loss) from trading, net	77,684,838	(10,150,920)	222,522,937
Interest income (Note 3c)	201,642	67,628	689,057
Interest income from investment in Funds	867,065	472,207	5,134,044

Total income (loss)	78,753,545	(9,611,085)	228,346,038

Expenses:
Brokerage commissions including clearing fees (Note 3c)	11,840,857	7,831,507	6,766,398
Management fees (Note 3b)	18,444,754	13,417,518	10,925,864
Administrative fees (Note 3a)	5,152,347	3,642,172	2,980,531
Incentive fees (Note 3b)	8,890,045	4,138,088	40,256,797
Professional fees	708,692	495,318	520,640
Other	120,545	111,113	89,922

Total expenses	45,157,240	29,635,716	61,540,152

Net income (loss)	$33,596,305	$(39,246,801)	$166,805,886

Net income (loss) per unit (Note 7)	$61.21	$(143.75)	$704.34

Weighted average units outstanding	388,634.8551	261,677.7144	236,302.6401

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$459,490,962	$914,794	$460,405,756
Net income (loss)	166,058,397	747,489	166,805,886
Subscriptions of 73,057.0497 Redeemable Units and 852.6005 General Partner unit equivalents	175,479,000	1,973,412	177,452,412
Redemptions of 61,071.3615 Redeemable Units	(155,777,201)	—	(155,777,201)

Partners’ Capital at December 31, 2008	645,251,158	3,635,695	648,886,853
Net income (loss)	(39,038,049)	(208,752)	(39,246,801)
Subscriptions of 124,540.6216 Redeemable Units and 1,661.7798 General Partner unit equivalents	346,650,226	4,500,000	351,150,226
Redemptions of 52,022.5263 Redeemable Units	(145,003,724)	—	(145,003,724)

Partners’ Capital at December 31, 2009	807,859,611	7,926,943	815,786,554
Net income (loss)	33,245,268	351,037	33,596,305
Subscriptions of 168,713.1893 Redeemable Units and 1,332.7362 General Partner unit equivalents	444,557,407	3,500,000	448,057,407
Redemptions of 48,335.2496	(127,874,531)	—	(127,874,531)

Partners’ Capital at December 31, 2010	$1,157,787,755	$11,777,980	$1,169,565,735

Net asset value per unit:

2008:	$2,836.93

2009:	$2,693.18

2010:	$2,754.39

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on March 22, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisors (defined below).

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, that there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$13,090,881	$13,090,881	$—	$—
Options purchased	5,335,173	5,335,173	—	—
Investment in Funds	981,904,411	—	981,904,411	—

Total assets	1,000,330,465	18,426,054	981,904,411	—

Liabilities
Futures	5,247,768	5,247,768	—	—
Forwards	313	—	313	—
Options premium received	14,130	14,130	—	—

Total liabilities	5,262,211	5,261,898	313	—

Total fair value	$995,068,254	$13,164,156	$981,904,098	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$3,055,807	$3,055,807	$—	$—
Forwards	950,175	950,175	—	—
Investment in Funds	714,110,396	—	714,110,396	—

Total assets	718,116,378	4,005,982	714,110,396	—

Total fair value	$718,116,378	$4,005,982	$714,110,396	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Partnership and the Funds may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Brokerage Commissions. Commission charges to open and close futures and exchange traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

k.	Net Income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Winton Capital Management Limited (“Winton”), Willowbridge Associates Inc. (“Willowbridge”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge trades the Argo, Vulcan, Consolidated Commodities Fundamental and MStrategy trading systems for the Partnership. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM, and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year), except for Winton, which is paid a monthly management fee equal to 1/8 of 1% (1.5% a year), of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter.

In allocating the assets of the Partnership to the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM brokerage commissions at $18 per round turn for futures and forwards transactions, $5 per round turn for swap transactions and $9 per half turn for options transactions. Brokerage commissions are inclusive of applicable floor brokerage. The

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to other properly registered selling agents and to financial advisors who have sold Redeemable Units. The Partnership directly and through its investment in the Funds will pay CGM for National Futures Association fees, as well as exchange, clearing, user and give-up fees (collectively the “clearing fees”). All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held for margin requirements were $22,755,878 and $9,063,690, respectively. CGM will pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contacts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 5,579 and 2,300, respectively. The average number of metals forward contracts traded directly by the Partnership for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 5,017 and 476, respectively. The average notional values of currency forward contracts held directly by the Partnership for the years ended December 31, 2010 and 2009 based on a monthly calculation, were $19,374,274 and $11,571,131, respectively. The average number of options contracts traded directly by the Partnership for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 435 and 4, respectively. In prior year, the average contracts and average notional values were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

Brokerage commissions are based on the number of trades executed by the Advisors.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of December 31, 2010 and 2009.

December 31,
2010

Assets
Futures Contracts
Currencies	$1,023,400
Energy	1,076,962
Grains	2,158,741
Interest Rates U.S.	35,017
Interest Rates Non-U.S.	113,936
Livestock	95,380
Metals	3,589,089
Softs	2,714,932

Total unrealized appreciation on open futures contracts	$10,807,457

Liabilities
Futures Contracts
Currencies	$(43,300)
Energy	(13,740)
Grains	(126,997)
Interest Rates U.S.	(6,375)
Interest Rates Non-U.S.	(2,758)
Metals	(15,796,062)
Softs	(65,993)

Total unrealized depreciation on open futures contracts	$(16,055,225)

Net unrealized depreciation on open futures contracts	$(5,247,768)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

	December 31,
	2010

Assets
Forward Contracts
Metals	$67,511,368

Total unrealized appreciation on open forward contracts	$67,511,368

Liabilities
Forward Contracts
Currencies	$(313)
Metals	(54,420,487)

Total unrealized depreciation on open forward contracts	$(54,420,800)

Net unrealized appreciation on open forward contracts	$13,090,568	**

Assets
Options Purchased
Grains	$55,000
Metals	5,280,173

Total options purchased	$5,335,173	***

Liabilities
Options Premium Received
Metals	$(14,130)

Total options premium received	$(14,130	)****

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
****	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$8,442,431	$(1,780,147)
Energy	(18,679,717)	(2,447,142)
Grains	7,417,695	(598,463)
Indices	(139,663)	—
Interest Rates U.S.	2,310,098	(2,079,594)
Interest Rates Non-U.S.	6,831,370	(2,180,445)
Livestock	(502,640)	(89,640)
Metals	8,737,672	1,203,412
Softs	6,588,559	(2,264,710)

Total	$21,005,805	$(10,236,729)

5.	Investments in Funds:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

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

On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194, and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets directly pursuant to its Vulcan Trading System, Consolidated Commodities Fundamental Trading Program and MStrategy Program. The Consolidated Commodities Technical Trading Program was terminated as of October 31, 2010.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.

AAA Master’s, Willowbridge Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elect to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2010, the Partnership owned approximately 28.7% of AAA Master, 61.9% of Winton Master and 70.0% of Willowbridge Master. As of December 31, 2009, the Partnership owned approximately 23.2% of AAA Master, 51.1% of Winton Master and 58.8% of Willowbridge Master. It is AAA’s, Willowbridge’s and Winton’s intention to continue to invest the assets allocated to each by the Partnership in AAA Master, Willowbridge Master and Winton Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital

AAA Master	$1,234,677,140	$254,307,502	$980,369,638
Willowbridge Master	216,360,362	61,729	216,298,633
Winton Master	883,842,483	122,612	883,719,871

Total	$2,334,879,985	$254,491,843	$2,080,388,142

	December 31, 2009
	Total	Total	Total
	Assets	Liabilities	Capital

AAA Master	$1,632,583,054	$403,387,862	$1,229,195,192
Willowbridge Master	231,147,799	42,482	231,105,317
Winton Master	574,479,690	71,377	574,408,313

Total	$2,438,210,543	$403,501,721	$2,034,708,822

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Year Ended December 31, 2010
	Gain (Loss) from
	Trading, net	Total income (Loss)	Net income (Loss)

AAA Master	$(44,917,645)	$(44,199,399)	$(48,102,394)
Willowbridge Master	(8,681,294)	(8,453,112)	(8,840,226)
Winton Master	122,196,753	122,968,789	122,204,611

Total	$68,597,814	$70,316,278	$65,261,991

	For the Year Ended December 31, 2009
	Gain (Loss) from
	Trading, net	Total income (Loss)	Net income (Loss)

AAA Master	$154,505,739	$155,167,589	$151,195,430
Willowbridge Master	(42,016,964)	(41,821,187)	(42,198,191)
Winton Master	(25,033,464)	(24,623,815)	(25,021,263)

Total	$87,455,311	$88,722,587	$83,975,976

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemption
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(loss)	Objective	Permitted

For the year ended December 31, 2010
AAA Master	24.22%	$283,238,250	$(11,370,085)	$821,888	$193,207	$(12,385,180)	Energy Portfolio	Monthly
Willowbridge Master	12.95%	151,432,714	(3,111,326)	185,077	67,635	(3,364,038)	Commodity Portfolio	Monthly
Winton Master	46.79%	547,233,447	72,027,509	369,033	70,709	71,587,767	Commodity Portfolio	Monthly

Total		$981,904,411	$57,546,098	$1,375,998	$331,551	$55,838,549

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemption
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(loss)	Objective	Permitted

For the year ended December 31, 2009
AAA Master	34.91%	$284,764,800	$32,116,575	$734,680	$135,448	$31,246,447	Energy Portfolio	Monthly
Willowbridge Master	16.66%	135,945,983	(21,885,805)	174,549	33,695	(22,094,049)	Commodity Portfolio	Monthly
Winton Master	35.97%	293,399,613	(9,672,754)	150,897	25,626	(9,849,277)	Commodity Portfolio	Monthly

Total		$714,110,396	$558,016	$1,060,126	$194,769	$(696,879)

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$142.91	$(60.42)	$910.82
Interest income	2.70	2.15	24.80
Expenses**	(84.40)	(85.48)	(231.28)

Increase (decrease) for the year	61.21	(143.75)	704.34
Net asset value per unit, beginning of year	2,693.18	2,836.93	2,132.59

Net asset value per unit, end of year	$2,754.39	$2,693.18	$2,836.93

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(3.5)%	(3.5)%	(2.7)%

Operating expenses	3.6%	3.6%	3.8%
Incentive fees	0.9%	0.6%	7.1%

Total expenses	4.5%	4.2%	10.9%

Total return:
Total return before incentive fees	3.1%	(4.6)%	41.3%
Incentive fees	(0.8)%	(0.5)%	(8.3)%

Total return after incentive fees	2.3%	(5.1)%	33.0%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and

Orion Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.

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

Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$59,255,667	$24,896,125	$(5,081,090)	$(12,158,014)
Net income (loss)	$47,998,682	$16,063,446	$(12,991,075)	$(17,474,748)
Increase (decrease) in net asset value per unit	$112.18	$39.10	$(33.04)	$(57.03)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(12,753,163)	$(4,432,679)	$7,069,723	$(7,326,473)
Net income (loss)	$(17,732,212)	$(9,949,410)	$2,894,930	$(14,460,109)
Increase (decrease) in net asset value per unit	$(56.34)	$(37.87)	$11.53	$(61.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009, Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A. Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B: Other Information. None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner, which receives compensation for its services, as set forth under “Item 1. Business.” CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $11,840,857 were earned by CGM for the year ended December 31, 2010. Management fees of $18,444,754 were earned by the Advisors for the year ended December 31, 2010. Administrative fees of $5,152,347 were earned by the General Partner for the year ended December 31, 2010. Incentive fees of $8,890,045 were earned by the Advisors for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class

General Partner unit equivalents	General Partner	4,276.0755	1.1%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
      (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$116,900		N/A
2009	$129,200	(1)	$22,700	(2)

(1) For the period July 23, 2009 to December 31, 2009.
(2) For the period January 1, 2009 to July 22, 2009.
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

2010	$44,100
2009	$42,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Financial Statements:
          Statements of Financial Condition at December 31, 2010 and 2009.
          Condensed Schedules of Investments at December 31, 2010 and 2009.
          Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.
          Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.
          Notes to Financial Statements
     (2) Exhibits:
3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003).

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009).

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009).

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008).

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009).

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009).

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009).

(h)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form 8-K filed on July 2, 2010).
10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.1(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.1(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006).

10.1(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. for 2010 (filed herein).

10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.2(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.2(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. for 2010 (filed herein).

10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004).

10.3(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited for 2010 (filed herein).

10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.8	Joinder Agreement among Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009).

16.2	Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008).

99.1	Financial Statements of AAA Master Fund LLC.

99.2	Financial Statements of CMF Winton Master L.P.

99.3	Financial Statements of CMF Willowbridge Argo Master Fund L.P.
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
Walter Davis, President & Director Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011	Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro	Michael McGrath	Alper Daglioglu
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 31, 2011	Date: March 31, 2011
Date: March 31, 2011

/s/ Douglas J. Ketterer	/s/ Harry Handler

Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.