Form 10-Q
period 2011-03-31
ORION FUTURES FUND LP
filed 2011-05-16
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes    No X

As of April 30, 2011, 443,501.9109 Limited Partnership Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at March 31, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 27

Item 4.	Controls and Procedures	28

PART II - Other Information		29 – 34

Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010

Assets:
Investment in Funds, at fair value	$1,060,363,037	$981,904,411
Equity in trading account:
Cash	159,706,073	172,054,703
Cash margin	35,069,429	22,755,878
Net unrealized appreciation on open futures contracts	7,026,007	—
Net unrealized appreciation on open forward contracts	—	13,090,568
Options purchased, at fair value (cost $3,144,227 and $2,992,890 at March 31, 2011 and December 31, 2010, respectively)	2,550,776	5,335,173

	1,264,715,322	1,195,140,733
Interest receivable	10,072	15,672

Total assets	$1,264,725,394	$1,195,156,405

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $45,720 at March 31, 2011 and December 31, 2010, respectively)	$—	$14,130
Net unrealized depreciation on open futures contracts	—	5,247,768
Net unrealized depreciation on open forward contracts	18,260,678	—
Accrued expenses:
Brokerage commissions	2,361,138	2,109,769
Management fees	1,823,047	1,751,605
Administrative fees	518,312	494,865
Incentive fees	2,135,984	4,494,823
Other	154,908	109,373
Redemptions payable	13,059,359	11,368,337

Total liabilities	38,313,426	25,590,670

Partners’ Capital:
General Partner, 4,276.0755 unit equivalents outstanding at March 31, 2011 and December 31, 2010	11,920,972	11,777,980
Limited Partners, 435,639.9025 and 420,343.0232 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	1,214,490,996	1,157,787,755

Total partners’ capital	1,226,411,968	1,169,565,735

Total liabilities and partners’ capital	$1,264,725,394	$1,195,156,405

Net asset value per unit	$2,787.83	$2,754.39

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

			% of Partners’
		Fair Value	Capital
Futures Contracts Purchased
Currencies	766	1,357,361	0.11%
Energy	410	1,717,317	0.14
Grains	620	(299,446)	(0.02)
Indices	8	(1,300)	(0.00) *
Interest Rates U.S.	16	(5,750)	(0.00) *
Interest Rates Non-U.S.	47	189,333	0.01
Livestock	72	97,940	0.01
Metals	309	3,831,442	0.31
Softs	124	(150,776)	(0.01)

Total futures contracts purchased		6,736,121	0.55

Futures Contracts Sold
Currencies	396	(15,587)	(0.00) *
Grains	93	117,562	0.01
Interest Rates Non-U.S.	558	50,151	0.00 *
Metals	362	(41,212)	(0.00) *
Softs	140	178,972	0.01

Total futures contracts sold		289,886	0.02

Unrealized Appreciation on Open Forward Contracts
Metals	4,299	28,178,645	2.30

Total unrealized appreciation on open forward contracts		28,178,645	2.30

Unrealized Depreciation on Open Forward Contracts
Metals	5,057	(46,439,323)	(3.79)

Total unrealized depreciation on open forward contracts		(46,439,323)	(3.79)

Options Purchased
Calls
Metals	335	2,550,776	0.21

Total options purchased		2,550,776	0.21

Investment in Funds
AAA Master Fund LLC		339,591,575	27.69
CMF Willowbridge Argo Master Fund LP		119,838,286	9.77
CMF Winton Master Fund LP		600,933,176	49.00

Total investment in Funds		1,060,363,037	86.46

Net fair value		$1,051,679,142	85.75%

* Due to rounding
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	520	$953,808	0.08%
Energy	407	1,063,222	0.09
Grains	1,143	2,154,944	0.18
Interest Rates U.S.	380	35,017	0.00	*
Interest Rates Non-U.S.	238	8,350	0.00	*
Livestock	111	95,380	0.01
Metals	390	3,589,090	0.31
Softs	518	2,648,939	0.23

Total futures contracts purchased		10,548,750	0.90

Futures Contracts Sold
Currencies	95	26,292	0.00	*
Grains	240	(123,200)	(0.01)
Interest Rates U.S.	12	(6,375)	(0.00	)*
Interest Rates Non-U.S.	95	102,828	0.01
Metals	1,428	(15,796,063)	(1.35)

Total futures contracts sold		(15,796,518)	(1.35)

Unrealized Appreciation on Open Forward Contracts
Metals	3,976	67,511,368	5.77

Total unrealized appreciation on open forward contracts		67,511,368	5.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$75,375	(313)	0.00	*
Metals	3,256	(54,420,487)	(4.65)

Total unrealized depreciation on open forward contracts		(54,420,800)	(4.65)

Options Purchased
Calls
Grains	200	55,000	0.00	*
Metals	225	5,280,173	0.45

Total options purchased		5,335,173	0.45

Options Premium Received
Calls
Metals	60	(14,130)	(0.00	)*

Total options premium received		(14,130)	(0.00	)*

Investment in Funds
AAA Master Fund LLC		283,238,250	24.22
CMF Willowbridge Argo Master Fund LP		151,432,714	12.95
CMF Winton Master Fund LP		547,233,447	46.79

Total investment in Funds		981,904,411	83.96

Net fair value		$995,068,254	85.08%

*	Due to rounding
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$47,003	$19,766
Interest income from investment in Funds	235,141	105,278

Total investment income	282,144	125,044

Expenses:
Brokerage commissions including clearing fees	3,338,174	2,911,184
Management fees	5,376,649	3,995,438
Administrative fees	1,524,583	1,105,189
Incentive fees	2,135,984	—
Other	198,286	216,107

Total expenses	12,573,676	8,227,918

Net investment income (loss)	(12,291,532)	(8,102,874)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	22,354,572	(5,450,799)
Net realized gains (losses) on investment in Funds	48,153,657	(24,124,263)
Change in net unrealized gains (losses) on open contracts	(22,044,795)	(1,060,115)
Change in net unrealized gains (losses) on investment in Funds	(21,382,030)	21,263,303

Total trading results	27,081,404	(9,371,874)

Net income (loss)	14,789,872	(17,474,748)
Subscriptions — Limited Partners	82,092,942	154,179,330
Subscriptions — General Partner	—	1,700,000
Redemptions — Limited Partners	(40,036,581)	(26,689,096)

Net increase (decrease) in Partners’ Capital	56,846,233	111,715,486
Partners’ Capital, beginning of period	1,169,565,735	815,786,554

Partners’ Capital, end of period	$1,226,411,968	$927,502,040

Net asset value per unit (439,915.9780 and 351,840.1684 units outstanding at March 31, 2011 and 2010, respectively)	$2,787.83	$2,636.15

Net income (loss) per unit*	$33.44	$(57.03)

Weighted average units outstanding	438,843.1977	336,758.0883

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

1.	General:

Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the partnership are made by the Advisors (defined below).

As of March 31, 2011, all trading decisions are made by Willowbridge Associates Inc. (“Willowbridge”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$53.85	$(41.60)
Interest income	0.65	0.37
Expenses **	(21.06)	(15.80)

Increase (decrease) for the period	33.44	(57.03)
Net asset value per unit, beginning of period	2,754.39	2,693.18

Net asset value per unit, end of period	$2,787.83	$2,636.15

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended
	March 31,
	2011	2010
Ratios to Average Net Assets:***
Net investment income(loss) before incentive fees****	(3.4)%	(3.8)%

Operating expenses	3.6%	3.9%
Incentive fees	0.2%	—%

Total expenses	3.8%	3.9%

Total return:
Total return before incentive fees	1.4%	(2.1)%
Incentive fees	(0.2)%	—%

Total return after incentive fees	1.2%	(2.1)%

***	Annualized (other than incentive fees)*

****	Interest income less total expenses (exclusive of incentive fees).

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

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 4,969 and 3,242, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 9,217 and 1,427, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 342 and 20, respectively. The monthly average notional value of currency forward contracts, held directly by the Partnership, during the three months ended March 31, 2011 and 2010 were $16,830,166 and $2,594,293, respectively.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisors and the Funds.

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Futures Contracts
Currencies	$1,432,311
Energy	1,726,557
Grains	368,011
Interest Rates Non-U.S.	291,614
Livestock	97,940
Metals	4,294,490
Softs	189,992

Total unrealized appreciation on open futures contracts	$8,400,915

Liabilities
Futures Contracts
Currencies	$(90,537)
Energy	(9,240)
Grains	(549,895)
Indices	(1,300)
Interest Rates U.S.	(5,750)
Interest Rates Non-U.S.	(52,130)
Metals	(504,260)
Softs	(161,796)

Total unrealized depreciation on open futures contracts	$(1,374,908)

Net unrealized appreciation on open futures contracts	$7,026,007 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

March 31, 2011
Assets
Forward Contracts
Metals	$28,178,645

Total unrealized appreciation on open forward contracts	$28,178,645

Liabilities
Forward Contracts
Metals	$(46,439,323)

Total unrealized depreciation on open forward contracts	$(46,439,323)

Net unrealized depreciation on open forward contracts	$(18,260,678) **

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

	March 31, 2011
Assets
Options Purchased
Metals	$2,550,776

Options Purchased	$2,550,776	***

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

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

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

The following tables indicate the Partnership’s trading results, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2011 and 2010.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Sector	Total trading results	Total trading results
Currencies	$(1,402,868)	$470,724
Energy	3,530,419	(3,230,788)
Grains	(2,466,349)	(324,613)
Indices	(30,618)	—
Interest Rates U.S.	(1,997,411)	(1,953,819)
Interest Rates Non-U.S.	(15,903)	109,962
Livestock	(85,180)	(420)
Metals	2,327,456	(3,520,884)
Softs	450,231	1,938,924

Total	$309,777	$(6,510,914)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the markets become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	03/31/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options purchased	$2,550,776	$2,550,776	$—	$—
Futures	8,400,915	8,400,915	—	—
Forwards	28,178,645	28,178,645	—	—
Investment in Funds	1,060,363,037	—	1,060,363,037	—

Total assets	$1,099,493,373	$39,130,336	$1,060,363,037	$—

Liabilities
Futures	$1,374,908	$1,374,908	$—	$—
Forwards	46,439,323	46,439,323	—	—

Total liabilities	47,814,231	47,814,231	—	—

Net fair value	$1,051,679,142	$(8,683,895)	$1,060,363,037	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options purchased	$5,335,173	$5,335,173	$—	$—
Futures	10,807,457	10,807,457	—	—
Forwards	67,511,368	67,511,368	—	—
Investment in Funds	981,904,411	—	981,904,411	—

Total assets	$1,065,558,409	$83,653,998	$981,904,411	$—

Liabilities
Futures	$16,055,225	$16,055,225	$—	$—
Forwards	54,420,800	54,420,487	313	—
Options premium received	14,130	14,130	—	—

Total liabilities	70,490,155	70,489,842	313	—

Net fair value	$995,068,254	$13,164,156	$981,904,098	$—

*    The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but are held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge trades the Partnership’s assets directly, pursuant to its Vulcan Trading System, Consolidated Commodities Technical, Consolidated Commodities Fundamental and MStrategy trading programs.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.

AAA Master’s, Willowbridge Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Partnership directly and through its investments in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At March 31, 2011, the Partnership owned approximately 34.4% of AAA Master, 71.1% of Willowbridge Master and 64.1% of Winton Master. At December 31, 2010, the Partnership owned approximately 28.7% of AAA Master, 70.0% of Willowbridge Master and 61.9% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2011
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,298,771,812	$311,711,140	$987,060,672
Willowbridge Master	168,695,333	80,498	168,614,835
Winton Master	938,976,048	889,625	938,086,423

Total	$2,406,443,193	$312,681,263	$2,093,761,930

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,234,677,140	$254,307,502	$980,369,638
Willowbridge Master	216,360,362	61,729	216,298,633
Winton Master	883,842,483	122,612	883,719,871

Total	$2,334,879,985	$254,491,843	$2,080,388,142

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2011
	Net Investment	Total Trading
	Income (loss)	Results	Net Income (Loss)
AAA Master	$(635,255)	$23,936,932	$23,301,677
Willowbridge Master	(25,559)	6,874,935	6,849,376
Winton Master	46,285	22,234,532	22,280,817

Total	$(614,529)	$53,046,399	$52,431,870

	For the three months ended March 31, 2010
	Net Investment	Total Trading
	Income (loss)	Result	Net Income (Loss)
AAA Master	$(1,020,434)	$(32,837,037)	$(33,857,471)
Willowbridge Master	(67,599)	(20,526,632)	(20,594,231)
Winton Master	(96,434)	32,303,622	32,207,188

Total	$(1,184,467)	$(21,060,047)	$(22,244,514)

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	27.96%	$339,591,575	$7,705,865	$209,582	$55,847	$7,440,436	Energy Markets	Monthly
Willowbridge Master	9.77%	119,838,286	5,006,433	27,220	20,937	4,958,276	Commodity Portfolio	Monthly
Winton Master	49.00%	600,933,176	14,294,470	80,552	18,825	14,195,093	Commodity Portfolio	Monthly

Total		$1,060,363,037	$27,006,768	$317,354	$95,609	$26,593,805

	December 31, 2010		For the three months ended March 31, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	24.22%	$283,238,250	$(8,094,618)	$234,143	$43,419	$(8,372,180)	Energy Markets	Monthly
Willowbridge Master	12.95%	151,432,714	(12,502,125)	50,269	12,156	(12,564,550)	Commodity Portfolio	Monthly
Winton Master	46.79%	547,233,447	17,841,061	91,278	9,307	17,740,476	Commodity Portfolio	Monthly

Total		$981,904,411	$(2,755,682)	$375,690	$64,882	$(3,196,254)

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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
March 31, 2011
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

Partnership’s and the Funds’ Investments.  All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the markets become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Futures Contracts.  The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners Capital.

London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short portions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Options.  The Partnership and Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Brokerage Commissions.  Commission charges to open and close futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Orion Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Partnership capital increased 4.9% from $1,169,565,735 to $1,226,411,968. This increase was attributable to the subscription of 29,746.9261 Redeemable Units totaling $82,092,942, coupled with net income from operations of $14,789,872 which was partially offset by the redemptions of 14,450.0468 Redeemable Units totaling $40,036,581. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
The Partnership/Funds records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2011, the net asset value per unit increased 1.2% from $2,754.39 to $2,787.83 as compared to a decrease of 2.1% in the first quarter of 2010. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2011 of $27,081,404. Gains were primarily attributable to the Partnership’s/Funds’ trading of energy, non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, grains, U.S. interest rates and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2010 of $9,371,874. Losses were primarily attributable to the Partnership’s/Funds’ trading of grains, energy, U.S. interest rates and metals and were partially offset by currencies, non-U.S. interest rates, livestock, indices and softs.

The most significant gains were achieved during February and March, as the Partnership recorded gains due to positions within the metals and energies sectors. Within the metals complex, long futures positions in silver and gold generated gains, as prices of silver futures extended a rally and prices of gold futures approached an all-time high amid mounting unrest in the Middle East, which spurred “safe-haven” demand for precious metals. Gains in energies were experienced due to long futures positions in Brent crude oil and heating oil as prices rose sharply after violence escalated in Libya, prompting concerns that crude supplies might be disrupted.

Within the agricultural markets, gains were realized primarily during January and February from long positions in cotton futures as floods in major growing regions diminished supplies while demand continued to grow, driving prices up. Within the global stock index markets, gains were experienced primarily in January and February, due largely to long positions in US equity index futures as positive economic data supported prices higher.

A portion of the Partnerships gains were offset by losses incurred within the global interest rate and currencies sectors. Short positions in U.S. and European interest rate futures detracted from performance during the quarter as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt.

Losses in currencies were recorded in January and as the value of the Australian dollar, Swiss franc, Japanese yen, and Canadian dollar moved lower against the U.S. dollar following stronger-than-expected U.S. factory data and the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM. Interest income for the three months ended March 31, 2011 increased by $157,100, as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three months ended March 31, 2011 increased by $426,990, as compared to the corresponding period in 2010. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2011, as compared to the corresponding period in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 increased by $1,381,211, as compared to the corresponding period in 2010. The increase in management fees is due to higher average adjusted net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2011 increased by $419,394, as compared to the corresponding period in 2010. The increase in administrative fees is due to higher average adjusted net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2011 resulted in incentive fees of $2,135,984. There were no incentive fees earned for the three months ended March 31, 2010.

     In allocating the assets of the Partnership among the trading Advisors, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

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

      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge directly trades managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Partnership’s total capitalization was $1,226,411,968.

March 31, 2011

	Value at	% of Total
Market Sector	Risk	Capitalization
Currencies	$11,328,622	0.93%
Energy	27,143,892	2.21%
Grains	3,804,691	0.31%
Indices	9,420,727	0.77%
Interest Rates U.S.	738,877	0.06%
Interest Rates Non-U.S.	4,439,819	0.36%
Livestock	1,460,077	0.12%
Lumber	14,482	0.00%
Metals	6,659,939	0.54%
Softs	6,835,466	0.56%

Total	$71,846,592	5.86%

* Due to rounding

     As of December 31, 2010, the Partnership’s total capitalization was $1,169,565,735.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,784,775	0.75%
Energy	20,307,536	1.74%
Grains	5,909,516	0.50%
Indices	9,896,381	0.85%
Interest Rates U.S.	1,998,797	0.17%
Interest Rates Non-U.S.	4,235,023	0.36%
Livestock	358,716	0.03%
Lumber	26,863	0.00%*
Metals	21,262,991	1.82%
Softs	4,072,438	0.35%

Total	$76,853,036	6.57%

* Due to rounding.

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2011, and December 31, 2010, the highest, lowest and average values at any point during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of March 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
March 31, 2011

			Three months ended March 31, 2011
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$2,835,499	0.23%	$3,244,334	$556,905	$2,007,653
Energy	2,149,250	0.18%	3,820,500	576,950	1,961,283
Grains	1,477,900	0.12%	2,363,500	976,500	1,596,083
Indices	36,000	0.00%**	715,500	13,500	45,000
Interest Rates U.S.	44,000	0.00%**	1,093,650	44,000	390,850
Interest Rates Non-U.S.	1,431,633	0.12%	2,391,032	435,800	1,419,488
Livestock	87,100	0.01%	116,500	6,000	73,783
Metals	4,183,578	0.34%	15,676,637	3,053,595	5,890,942
Softs	1,003,100	0.08%	2,120,250	293,850	1,402,367

Total	$13,248,060	1.08%

*	Average of month-end Values at Risk.

**	Due to rounding.

     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by Willowbridge was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,669,739	0.15%	$3,324,728	$250,058	$1,570,799
Energy	1,572,750	0.13%	6,356,500	56,500	2,141,045
Grains	1,994,050	0.17%	4,029,150	228,250	1,329,487
Interest Rates U.S.	598,250	0.05%	1,911,600	102,000	691,446
Interest Rates Non-U.S.	719,311	0.06%	2,737,047	231,820	1,207,028
Livestock	114,300	0.01%	394,450	8,000	125,388
Metals	14,637,181	1.25%	15,575,295	260,649	6,248,420
Softs	1,792,700	0.15%	2,829,825	12,500	1,230,146

Total	$23,098,281	1.97%

*	Annual average of month-end Value at Risk.
As of March 31, 2011, AAA Master’s total capitalization was $987,060,672. The Partnership owned approximately 34.4% of AAA Master. As of March 31, 2011, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$57,475,118	5.82%	$57,475,118	$26,234,892	$49,405,096
Lumber	42,100	0.01%**	93,600	1,600	20,167

Total	$57,517,218	5.83%

*	Average monthly Values at Risk.

**	Due to rounding.
     As of December 31, 2010, AAA Master’s total capitalization was $980,369,638. The Partnership owned approximately 28.7% of AAA Master. As of December 31, 2010, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01%	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Value at Risk.

As of March 31, 2011, Willowbridge Master’s total capitalization was $168,614,835. The Partnership owned approximately 71.1% of Willowbridge Master. As of March 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading in Willowbridge Master) was as follows:

March 31, 2011

			Three months ended March 31, 2011
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,114,825	1.85%	$3,114,825	$657,720	$1,874,919
Energy	3,518,500	2.09%	3,518,500	1,464,750	2,468,833
Grains	681,000	0.40%	2,109,250	226,500	1,002,500
Interest Rates U.S.	415,250	0.25%	1,011,711	302,400	361,238
Interest Rates Non-U.S.	1,685,948	1.00%	2,134,289	1,229,606	1,489,274
Metals	3,110,127	1.84%	3,587,000	1,760,207	2,736,952
Softs	2,629,700	1.56%	2,629,700	850,500	2,240,400

Total	$15,155,350	8.99%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 70.0% of Willowbridge Master. As of December 31, 2010, Willowbridge’s Master Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	$3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Value at Risk.

As of March 31, 2011, Winton Master’s total capitalization was $938,086,423. The Partnership owned approximately 64.1% of Winton Master. As of March 31, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,794,825	1.04%	$15,140,134	$8,078,809	$10,435,543
Energy	4,245,784	0.45%	4,245,784	2,892,420	3,605,810
Grains	2,874,571	0.31%	4,371,245	2,837,661	3,353,776
Indices	13,132,023	1.40%	71,629,694	12,196,809	15,223,697
Interest Rates U.S.	635,935	0.07%	1,592,375	635,935	1,052,308
Interest Rates Non-U.S.	4,987,691	0.53%	6,560,642	3,725,576	6,008,676
Livestock	44,375	0.00%**	274,700	44,375	162,775
Metals	6,804,273	0.73%	7,869,347	6,413,729	7,090,013
Softs	1 ,220,236	0.13%	1,476,652	463,289	916,355

	$43,739,713	4.66%

*	Average of month-end Values at Risk.
**	Due to rounding.
     As of December 31, 2010, Winton Master’s Value total capitalization was $883,719,871. The Partnership owned approximately 61.9% of Winton Master. As of December 31, 2010, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Value at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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

Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2011 there were additional subscriptions to Limited Partners of 29,746.9261 Redeemable Units totaling $82,092,942. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

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

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	4,726.7140	$2,738.70	N/A	N/A

February 1, 2011 – February 28, 2011	5,038.9156	$2,784.76	N/A	N/A

March 1, 2011 – March 31, 2011	4,684.4172	$2,787.83	N/A	N/A

Total	14,450.0468	$2,770.69

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. None.

Item 6.	Exhibits
3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009) and incorporated herein by reference.

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.
10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.
(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.8	Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.
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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 16, 2011