Form 10-Q
period 2011-06-30
ORION FUTURES FUND LP
filed 2011-08-15
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes    No X

As of July 31, 2011, 460,800.7809 Limited Partnership Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 32

Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calcutaion Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010

Assets:
Investment in Funds, at fair value	$1,278,468,321	$981,904,411
Equity in trading account:
Cash	259,941	172,054,703
Cash margin	6,288,624	22,755,878
Net unrealized appreciation on open futures contracts	—	—
Net unrealized appreciation on open forward contracts	—	13,090,568
Options purchased, at fair value (cost $0 and $2,992,890 at June 30, 2011 and December 31, 2010, respectively)	—	5,335,173

Total trading equity	1,285,016,886	1,195,140,733
Interest receivable	—	15,672

Total assets	$1,285,016,886	$1,195,156,405

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $45,720 at June 30, 2011 and December 31, 2010, respectively)	$—	$14,130
Net unrealized depreciation on open futures contracts	—	5,247,768
Net unrealized depreciation on open forward contracts	6,288,624	—
Accrued expenses:
Brokerage commissions	3,263,442	2,109,769
Management fees	1,287,499	1,751,605
Administrative fees	531,354	494,865
Incentive fees	—	4,494,823
Other	66,898	109,373
Redemptions payable	18,943,739	11,368,337

Total liabilities	30,381,556	25,590,670

Partners’ Capital:
General Partner, 4,671.1481 and 4,276.0755 unit equivalents outstanding at June 30, 2011 and December 31, 2010, respectively	12,704,729	11,777,980
Limited Partners, 456,620.0518 and 420,343.0232 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	1,241,930,601	1,157,787,755

Total partners’ capital	1,254,635,330	1,169,565,735

Total liabilities and partners’ capital	$1,285,016,886	$1,195,156,405

Net asset value per unit	$2,719.83	$2,754.39

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts
Metals	2,113	$18,112,172	1.44%

Total unrealized appreciation on open forward contracts		18,112,172	1.44

Unrealized Depreciation on Open Forward Contracts
Metals	2,397	(24,400,796)	(1.94)

Total unrealized depreciation on open forward contracts		(24,400,796)	(1.94)

Investment in Funds
AAA Master Fund LLC		378,400,101	30.16
CMF Winton Master Fund LP		527,895,712	42.08
Morgan Stanley Smith Barney TT II, LLC		372,172,508	29.66

Total investment in Funds		1,278,468,321	101.90

Net fair value		$1,272,179,697	101.40%

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	520	$953,808	0.08%
Energy	407	1,063,222	0.09
Grains	1,143	2,154,944	0.18
Interest Rates U.S.	380	35,017	0.00	*
Interest Rates Non-U.S.	238	8,350	0.00	*
Livestock	111	95,380	0.01
Metals	390	3,589,090	0.31
Softs	518	2,648,939	0.23

Total futures contracts purchased		10,548,750	0.90

Futures Contracts Sold
Currencies	95	26,292	0.00	*
Grains	240	(123,200)	(0.01)
Interest Rates U.S.	12	(6,375)	(0.00	)*
Interest Rates Non-U.S.	95	102,828	0.01
Metals	1,428	(15,796,063)	(1.35)

Total futures contracts sold		(15,796,518)	(1.35)

Unrealized Appreciation on Open Forward Contracts
Metals	3,976	67,511,368	5.77

Total unrealized appreciation on open forward contracts		67,511,368	5.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$75,375	(313)	0.00	*
Metals	3,256	(54,420,487)	(4.65)

Total unrealized depreciation on open forward contracts		(54,420,800)	(4.65)

Options Purchased
Calls
Grains	200	55,000	0.00	*
Metals	225	5,280,173	0.45

Total options purchased		5,335,173	0.45

Options Premium Received
Calls
Metals	60	(14,130)	(0.00	)*

Total options premium received		(14,130)	(0.00	)*

Investment in Funds
AAA Master Fund LLC		283,238,250	24.22
CMF Willowbridge Argo Master Fund LP		151,432,714	12.95
CMF Winton Master Fund LP		547,233,447	46.79

Total investment in Funds		981,904,411	83.96

Net fair value		$995,068,254	85.08%

*	Due to rounding.
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$6,779	$53,498	$53,782	$73,264
Interest income from investment in Funds	44,205	236,448	279,346	341,726

Total investment income	50,984	289,946	333,128	414,990

Expenses:
Brokerage commissions including clearing fees	3,776,280	3,343,016	7,114,454	6,254,200
Management fees	5,658,643	4,533,511	11,035,292	8,528,949
Administrative fees	1,612,670	1,264,277	3,137,253	2,369,466
Incentive fees	—	1,888,941	2,135,984	1,888,941
Other	288,224	223,256	486,510	439,363

Total expenses	11,335,817	11,253,001	23,909,493	19,480,919

Net investment income (loss)	(11,284,833)	(10,963,055)	(23,576,365)	(19,065,929)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(4,252,607)	(5,011,612)	18,101,965	(10,462,411)
Net realized gains (losses) on investment in Funds	(28,899,153)	17,146,045	19,254,504	(6,978,218)
Change in net unrealized gains (losses) on open contracts	5,539,498	1,876,219	(16,505,297)	816,104
Change in net unrealized gains (losses) on investment in Funds	6,526,192	(16,038,672)	(14,855,838)	5,224,631

Total trading results	(21,086,070)	(2,028,020)	5,995,334	(11,399,894)

Net income (loss)	(32,370,903)	(12,991,075)	(17,581,031)	(30,465,823)
Subscriptions — Limited Partners	97,359,205	134,253,000	179,452,147	288,432,330
Subscriptions — General Partner	1,100,000	1,275,000	1,100,000	2,975,000
Redemptions — Limited Partners	(37,864,940)	(32,346,547)	(77,901,521)	(59,035,643)

Net increase (decrease) in Partners’ Capital	28,223,362	90,190,378	85,069,595	201,905,864
Partners’ Capital, beginning of period	1,226,411,968	927,502,040	1,169,565,735	815,786,554

Partners’ Capital, end of period	$1,254,635,330	$1,017,692,418	$1,254,635,330	$1,017,692,418

Net asset value per unit (461,291.1999 and 390,952.2079 units outstanding at June 30, 2011 and 2010, respectively)	$2,719.83	$2,603.11	$2,719.83	$2,603.11

Net income (loss) per unit*	$(68.00)	$(33.04)	$(34.56)	$(90.07)

Weighted average units outstanding	458,860.0195	384,455.1375	448,851.6086	360,606.6129

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

As of June 30, 2011, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge Associates Inc. (“Willowbridge”) was terminated as an advisor to the Partnership on May 31, 2011.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(51.39)	$(13.21)	$2.46	$(54.81)
Interest income	0.11	0.76	0.76	1.13
Expenses **	(16.72)	(20.59)	(37.78)	(36.39)

Increase (decrease) for the period	(68.00)	(33.04)	(34.56)	(90.07)
Net asset value per unit, beginning of period	2,787.83	2,636.15	2,754.39	2,693.18

Net asset value per unit, end of period	$2,719.83	$2,603.11	$2,719.83	$2,603.11

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income(loss) before incentive fees****	(3.6)%	(3.7)%	(3.5)%	(3.8)%

Operating expenses	3.6%	3.8%	3.6%	3.9%
Incentive fees	—%	0.2%	0.2%	0.2%

Total expenses	3.6%	4.0%	3.8%	4.1%

Total return:
Total return before incentive fees	(2.4)%	(1.1)%	(1.1)%	(3.2)%
Incentive fees	—%	(0.2)%	(0.2)%	(0.1)%

Total return after incentive fees	(2.4)%	(1.3)%	(1.3)%	(3.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

The customer agreements between the Partnership and CGM and the Funds and CGM and MS & Co., as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership, during the three months ended June 30, 2011 and 2010 were 1,334 and 6,032, respectively. The monthly average number of futures contracts traded directly by the Partnership, during the six months ended June 30, 2011 and 2010 were 3,151 and 4,637, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the three months ended June 30, 2011 and 2010 were 7,215 and 4,610, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the six months ended June 30, 2011 and 2010 were 8,216 and 3,019, respectively. The monthly average number of option contracts traded directly by the Partnership, during the three months ended June 30, 2011 and 2010 were 115 and 360, respectively. The monthly average number of option contracts traded directly by the Partnership, during the six months ended June 30, 2011 and 2010 were 228 and 190, respectively. The monthly average notional value of currency forward contracts, held directly by the Partnership, during the three months ended June 30, 2011 and 2010 were $8,934,633 and $74,751,031, respectively. The monthly average notional value of currency forward contracts, held directly by the Partnership, during the six months ended June 30, 2011 and 2010 were $12,882,399 and $38,672,662, respectively.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Brokerage commissions are based on the number of trades executed by the Advisors and the Funds.

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Forward Contracts
Metals	$18,112,172

Total unrealized appreciation on open forward contracts	$18,112,172

Liabilities
Forward Contracts
Metals	$(24,400,796)

Total unrealized depreciation on open forward contracts	$(24,400,796)

Net unrealized depreciation on open forward contracts	$(6,288,624) *

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The following tables indicate the Partnership’s trading results, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sector	Total trading results	Total trading results	Total trading results	Total trading results
Currencies	$105,320	$1,413,937	$(1,297,551)	$1,884,659
Energy	(627,623)	(7,119,232)	2,902,797	(10,350,020)
Grains	(2,167,614)	(2,674,113)	(4,633,963)	(2,998,726)
Indices	1,575	4,723	(29,043)	4,723
Interest Rates U.S.	521,072	3,162,908	(1,476,338)	1,209,089
Interest Rates Non-U.S.	264,416	4,592,457	248,513	4,702,420
Livestock	(349,980)	(516,630)	(435,160)	(517,050)
Metals	2,417,971	(1,079,819)	4,745,428	(4,600,702)
Softs	1,121,754	(919,624)	1,571,985	1,019,300

Total	$1,286,891	$(3,135,393)	$1,596,668	$(9,646,307)

4.	Fair Value Measurements:

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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Funds	$1,278,468,321	$—	$1,278,468,321	—

Total assets	$1,278,468,321	$—	$1,278,468,321	$—

Liabilities
Forwards	$6,288,624	$6,288,624	—	—

Total liabilities	$6,288,624	$6,288,624	—	—

Net fair value	$1,272,179,697	$(6,288,624)	$1,278,468,321	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options purchased	$5,335,173	$5,335,173	$—	$—
Futures	10,807,457	10,807,457	—	—
Forwards	67,511,368	67,511,368	—	—
Investment in Funds	981,904,411	—	981,904,411	—

Total assets	$1,065,558,409	$83,653,998	$981,904,411	$—

Liabilities
Futures	$16,055,225	$16,055,225	$—	$—
Forwards	54,420,800	54,420,487	313	—
Options premium received	14,130	14,130	—	—

Total liabilities	70,490,155	70,489,842	313	—

Net fair value	$995,068,254	$13,164,156	$981,904,098	$—

*    The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194 and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Willowbridge Master on May 31, 2011 for cash equal to $97,339,043.

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,387,625 to Morgan Stanley Smith Barney TT II, LLC, (“Transtrend Master”), a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master was formed in order to permit accounts managed now or in the future by Transtrend using the Diversified Trend Program-Enhanced Risk Portfolio (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be a non managing member of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM, except for Transtrend Master which trades through Morgan Stanley & Co. LLC (“MS & Co.”), the commodity broker.

A limited partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Partnership directly and through its investments in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At June 30, 2011, the Partnership owned approximately 39.1% of AAA Master, 92.3% of Transtrend Master and 63.2% of Winton Master. At December 31, 2010, the Partnership owned approximately 28.7% of AAA Master, 70.0% of Willowbridge Master and 61.9% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2011
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,115,572,046	$148,506,539	$967,065,507
Transtrend Master	403,753,732	730,831	403,022,901
Winton Master	839,242,715	3,738,831	835,503,884

Total	$2,358,568,493	$152,976,201	$2,205,592,292

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,234,677,140	$254,307,502	$980,369,638
Willowbridge Master	216,360,362	61,729	216,298,633
Winton Master	883,842,483	122,612	883,719,871

Total	$2,334,879,985	$254,491,843	$2,080,388,142

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2011
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (loss)
AAA Master	$(753,919)	$(28,156,668)	$(28,910,588)
Transtrend (a)	(1,106,614)	(13,055,667)	(14,162,281)
Winton Master	(103,633)	(11,692,933)	(11,796,566)

Total	$(1,964,166)	$(52,905,268)	$(54,869,435)

	For the six months ended June 30, 2011
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (loss)
AAA Master	$(1,389,174)	$(4,219,737)	$(5,806,911)
Transtrend (a)	(1,397,735)	(13,500,315)	(14,898,050)
Winton Master	(57,348)	10,541,599	10,484,251

Total	$(2,844,257)	$(7,178,453)	$(10,220,710)

(a) Commenced trading on July 1, 2011.

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (Loss)
AAA Master	$(811,212)	$(11,161,933)	$(11,973,145)
Willowbridge Master	(51,064)	(13,357,029)	(13,408,093)
Winton Master	(13,583)	22,166,459	22,152,876

Total	$(875,859)	$(2,352,503)	$(3,228,362)

	For the six months ended June 30, 2010
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (Loss)
AAA Master	$(1,831,646)	$(43,998,970)	$(45,830,616)
Willowbridge Master	(118,663)	(33,883,661)	(34,002,324)
Winton Master	(110,017)	54,470,081	54,360,064

Total	$(2,060,326)	$(23,412,550)	$(25,472,876)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of
	Partnership’s	Fair	Income	Expenses		Management	Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Fee	Income (Loss)	Objective	Permitted
AAA Master	30.16%	$378,400,101	$(10,946,466)	$231,586	$69,156	$—	$(11,247,208)	Energy Markets	Monthly
Transtrend Master (a)	29.66%	372,172,508	(11,385,745)	139,532	112,108	560,540	(12,197,925)	Commodity Portfolio	Monthly
Willowbridge Master	—	—	8,230,165	20,301	6,758	—	8,203,106	Commodity Portfolio	Monthly
Winton Master	42.08%	527,895,712	(8,226,710)	80,499	11,447	—	(8,318,656)	Commodity Portfolio	Monthly

Total		$1,278,468,321	$(22,328,756)	$471,918	$199,469	$560,540	$(23,560,683)

(a) Commenced trading on July 1, 2011.

	June 30, 2011		For the six months ended June 30, 2011
	% of
	Partnership’s	Fair	Income	Expenses		Management	Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Fee	Income (Loss)	Objective	Permitted
AAA Master	30.16%	$378,400,101	$(3,240,601)	$441,168	$125,003	$—	$(3,806,772)	Energy Markets	Monthly
Transtrend Master (a)	29.66%	372,172,508	(11,385,745)	139,532	112,108	560,540	(12,197,925)	Commodity Portfolio	Monthly
Willowbridge Master	—	—	13,236,598	47,521	27,695	—	13,161,382	Commodity Portfolio	Monthly
Winton Master	42.08%	527,895,712	6,067,760	161,051	30,272	—	5,876,437	Commodity Portfolio	Monthly

Total		$1,278,468,321	$4,678,012	$789,272	$295,078	$560,540	$3,033,122

	December 31, 2010		For the three months ended June 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	24.22%	$283,238,250	$(2,853,406)	$216,102	$46,103	$(3,115,611)	Energy Markets	Monthly
Willowbridge Master	12.95%	151,432,714	(8,550,462)	62,093	13,931	(8,626,486)	Commodity Portfolio	Monthly
Winton Master	46.79%	547,233,447	12,747,689	105,904	20,055	12,621,730	Commodity Portfolio	Monthly

Total		$981,904,411	$1,343,821	$384,099	$80,089	$879,633

	December 31, 2010		For the six months ended June 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	24.22%	$283,238,250	$(10,948,024)	$450,245	$89,522	$(11,487,791)	Energy Markets	Monthly
Willowbridge Master	12.95%	151,432,714	(21,052,587)	112,362	26,087	(21,191,036)	Commodity Portfolio	Monthly
Winton Master	46.79%	547,233,447	30,588,750	197,182	29,362	30,362,206	Commodity Portfolio	Monthly

Total		$981,904,411	$(1,411,861)	$759,789	$144,971	$(2,316,621)

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is MS & Co., CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS & Co. and CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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
June 30, 2011
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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Options.  The Partnership and Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
June 30, 2011
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

Subsequent Events. The General Partners evaluates events that occur after the balance sheet date but before financial statements are filed. On June 1, 2011, the units currently offered pursuant to the offering memorandum was deemed “Class A” units. The rights, powers, duties and obligations associated with investment in Class A units were not be changed. Beginning August 1, 2011, Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU ”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

Net income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Partnership capital increased 7.3% from $1,169,565,735 to $1,254,635,330. This increase was attributable to the subscriptions of 64,343.4905 Redeemable Units totaling $179,452,147 and 395.0726 General Partner unit equivalents totaling $1,100,000, which was partially offset by a net loss from operations of $17,581,031 and the redemptions of 28,066.4619 Redeemable Units totaling $77,901,521. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
The Partnership/Funds records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2011, the net asset value per unit decreased 2.4% from $2,787.83 to $2,719.83 as compared to a decrease of 1.3% in the second quarter of 2010. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2011 of $21,086,070. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, non-U.S. interest rates and indices, and were partially offset by gains in currencies, U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2010 of $2,028,020. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, metals, indices and softs, and were partially offset by gains in currencies and U.S. and non-U.S. interest rates.
     During the second quarter of 2011, the Partnership posted a losses in energies, agricultural commodities and stock indices offset profits in currencies, interest rates and metals. During April, long futures positions in gold and silver generated significant profits as gold prices reached a new all-time high, while silver reached a 31-year high. Further gains in April came from long futures positions in coffee, WTI crude oil, the euro, Swiss franc and Australian dollar. May witnessed a sharp reversal lower in energy prices, thus losses from long positions in WTI crude oil, gasoil, RBOB gasoline and natural gas futures all weighed on performance. Long futures positions in metals, specifically silver, also detracted from performance as silver prices declined in May after reaching a 31-year high the previous month. Further losses in May stemmed from long positions in foreign currencies, such as the British pound, Euro and Australian dollar, as the values of these currencies reversed lower versus the U.S. dollar. These losses were marginally offset by gains in interest rate futures as long positions in eurodollar, U.S. Treasury note, and U.S. Treasury bond futures all generated gains during May. Performance during June was similar to that experienced during May as a sharp move lower in energy prices and weakness in currencies versus the U.S. dollar were the primary drivers of the month’s losses. In the energies, long futures positions in crude oil and its refined products detracted from performance during June as prices fell on concerns over the long-term demand for oil. Further losses in June came from long positions in the British pound and Canadian dollar relative to the U.S. dollar as the value of the U.S. dollar strengthened during the month amid the drop in global commodity prices and the continued uncertainty and concern regarding a finalized Greek debt bailout plan.
During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 1.3% from $2,754.39 to $2,719.83 as compared to a decrease of 3.3% for the six months ended June 30, 2010. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2011 of $5,995,334. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, metals, and softs, and were partially offset by losses in grains, U.S. and non-U.S. interest rates, livestock and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2010 of $11,399,894. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, metals and indices, and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and softs.
     During the six months ended of 2011, the Partnership experienced a loss as gains recorded during the first quarter in energies, metals, interest rates and currencies were offset by losses incurred in the second quarter in energies, agriculturals and stock indices. During the first quarter, long futures positions in WTI crude oil and Brent crude oil tended to perform well as prices generally appreciated during the first three months of the year given confidence in the continued growth of China, as well as that of the broader global economy. Further gains were made from long futures positions in heating oil as a colder-than-expected winter in the United States helped to drive prices higher throughout February and March. Gains were also experienced in the metals complex during February as long futures positions in gold, silver, nickel and zinc profited from a price trend higher. Gains in March came largely from long futures positions in refined oil products such as RBOB gasoline, gasoil, and heating oil as these commodities all benefited from a prolonged cold winter season in the United States, as well as overall increased demand. Further gains were recorded during March in the metals complex as prices continued their upward trend from February. Lastly, gains in the currency markets during March, largely from long positions in the euro, Swiss franc and Australian dollar versus the U.S. dollar, also added to the Partnership’s positive performance. In April, gains were recorded from long futures positions in gold and silver as both of these precious metals continued to trend higher, with gold reaching an all-time high and silver hitting a 31-year high. Further gains in April were recorded in the energy markets from long futures positions in WTI crude oil, as well as in RBOB gasoline, gasoil, and heating oil as oil prices rose during the month. Lastly, gains from long positions in the currency markets continued to profit during April as the British pound, euro, Australian dollar, Swiss franc and Canadian dollar all strengthened against the U.S. dollar. Performance in May and June was dominated by a sharp reversal lower in the energy markets which resulted in losses for the Partnership’s long futures positions in WTI crude oil, RBOB gasoline, gasoil, heating oil and natural gas. Further losses came from long futures positions in the metals markets as gold and silver prices reversed sharply lower in May, as did palladium, platinum and copper futures prices. Losses were also recorded in the agricultural commodities as the prices of corn, soybeans and wheat futures all traded lower in May and June, thus negatively impacting long positions in these markets. Lastly, global stock indices continued to decline throughout May and June amidst fears the crisis in Greece and Portugal would spread to other European countries such as Ireland, Spain and Italy. These losses were partially offset in June by modest gains from positions in select currencies, such as the euro and Australian dollar, versus U.S. dollar.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility for profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM. MS & Co. credits Transtrend Master at each month-end with interest income on the assets on deposit with MS & Co. Interest income earned by the Partnership for the three and six months ended June 30, 2011 decreased by $238,962 and $81,862, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM/MS & Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three and six months ended June 30, 2011 increased by $433,264 and $860,254, respectively, as compared to the corresponding periods in 2010. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Management fees, except fees payable to Transtrend are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees payable to Transtrend are charged at Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2011 increased by $1,125,132 and $2,506,343, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2011 increased by $348,393 and $767,787, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher average adjusted net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in each management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2011 resulted in incentive fees of $0 and $2,135,984, respectively. Trading performance for the three and six months ended June 30, 2010 resulted in incentive fees of $1,888,941.

     In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisors past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

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

     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

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

      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge directly traded managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by Willowbridge) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Partnership’s total capitalization was $1,254,635,330.

June 30, 2011

	Value	% of Total
Market Sector	at Risk	Capitalization
Commodities	$38,966,425	3.10%
Currencies	20,417,416	1.63%
Indices	7,906,173	0.63%
Interest Rates	17,056,718	1.36%

Total	$84,346,732	6.72%

     As of December 31, 2010, the Partnership’s total capitalization was $1,169,565,735.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,784,775	0.75%
Energy	20,307,536	1.74%
Grains	5,909,516	0.50%
Indices	9,896,381	0.85%
Interest Rates U.S.	1,998,797	0.17%
Interest Rates Non-U.S.	4,235,023	0.36%
Livestock	358,716	0.03%
Lumber	26,863	0.00%*
Metals	21,262,991	1.82%
Softs	4,072,438	0.35%

Total	$76,853,036	6.57%

* Due to rounding.

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values at any point during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010. All open positions trading risk exposures have been included in calculating the figures set forth below.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that was traded directly by Willowbridge was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$1,669,739	0.15%	$3,324,728	$250,058	$1,570,799
Energy	1,572,750	0.13%	6,356,500	56,500	2,141,045
Grains	1,994,050	0.17%	4,029,150	228,250	1,329,487
Interest Rates U.S.	598,250	0.05%	1,911,600	102,000	691,446
Interest Rates Non-U.S.	719,311	0.06%	2,737,047	231,820	1,207,028
Livestock	114,300	0.01%	394,450	8,000	125,388
Metals	14,637,181	1.25%	15,575,295	260,649	6,248,420
Softs	1,792,700	0.15%	2,829,825	12,500	1,230,146

Total	$23,098,281	1.97%

*	Annual average of month-end Values at Risk.

As of June 30, 2011, AAA Master’s total capitalization was $967,065,507. The Partnership owned approximately 39.1% of AAA Master. As of June 30, 2011, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$50,494,592	5.22%	$94,389,860	$50,494,592	$62,238,685
Lumber	29,000	0.01%	108,000	29,000	49,267
Softs	402,900	0.04%	402,900	108,000	402,900

Total	$50,926,492	5.27%

*	Average of month-end Values at Risk.
     As of December 31, 2010, AAA Master’s total capitalization was $980,369,638. The Partnership owned approximately 28.7% of AAA Master. As of December 31, 2010, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$51,518,525	5.26%	$143,609,109	$51,518,525	$94,568,057
Lumber	93,600	0.01%	126,800	22,200	57,792

Total	$51,612,125	5.27%

*	Annual average of month-end Values at Risk.
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 70.0% of Willowbridge Master. As of December 31, 2010, Willowbridge’s Master Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capitalization	Value at Risk	Value at Risk	at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	$3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Values at Risk.

As of June 30, 2011, Winton Master’s total capitalization was $835,503,884. The Partnership owned approximately 63.2% of Winton Master. As of June 30, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$17,884,383	2.14%	$18,064,632	$9,728,469	$12,891,577
Energy	2,064,453	0.25%	4,524,046	2,021,975	3,418,682
Grains	1,801,281	0.21%	2,972,716	1,801,281	2,487,708
Indices	9,886,505	1.18%	15,338,993	8,657,696	12,190,872
Interest Rates U.S.	6,770,600	0.81%	8,976,950	2,472,700	5,655,283
Interest Rates Non-U.S.	11,289,812	1.35%	11,519,611	1,680,246	6,020,488
Livestock	234,400	0.03%	340,400	42,650	242,067
Metals	5,477,650	0.66%	6,615,109	5,009,664	5,661,383
Softs	1,664,712	0.20%	1,664,712	329,218	1,107,992

Total	$57,073,796	6.83%

*	Average of month-end Values at Risk.
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
     As of June 30, 2011, Transtrend Master’s total capitalization was $403,022,901. The Partnership owned approximately 92.3% of Transtrend Master. As of June 30, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

			For the period ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$13,116,406	3.21%	$13,116,406	$3,526,472	$5,792,645
Currencies	6,113,259	1.52%	7,667,814	5,801,038	6,621,761
Indices	1,796,210	0.47%	4,543,427	1,600,755	2,936,847
Interest Rates	9,874,849	2.45%	14,345,030	9,505,766	11,438,663

Total	$30,900,724	7.65%

*	For the period June 1, 2011 (commencement of trading operations) to June 30, 2011 average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     There are no material changes to the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by Partnership’s Quarterly Report on form 10-Q for the quarter ended March 31, 2011.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2011 there were subscriptions of 34,596.5644 Redeemable Units totaling $97,359,205 and 395.0726 General Partner unit equivalents totaling $1,100,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These Redeemable Units were purchased by accredited investors as defined in Regulation D as well as to a small number of persons who are non-accredited investors. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	3,440.8146	$2,906.82	N/A	N/A

May 1, 2011 – May 31, 2011	3,210.5552	$2,778.14	N/A	N/A

June 1, 2011 – June 30, 2011	6,965.0453	$2,719.83	N/A	N/A

Total	13,616.4151	$2,780.83

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

On June 1, 2011, the units currently offered pursuant to the offering memorandum was deemed “Class A” units. The rights, powers, duties and obligations associated with investment in Class A units were not be changed. Beginning August 1, 2011, Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Item 6.	Exhibits
3.1	Third Amendment and Restated Agreement of Limited Partnership, dated June 1, 2011 (filed herein),

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009) and incorporated herein by reference.

3.3	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.
10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.
(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.8	Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calcutaion Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 15, 2011