Form 10-Q
period 2011-09-30
ORION FUTURES FUND LP
filed 2011-11-14
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes    No X

As of October 31, 2011, 468,945.6549 Limited Partnership Redeemable Units of Class A were outstanding and 1,134.5959 Limited Partnership Redeemable Units of Class Z were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

	Statements of Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 – 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 – 27

Item 4.	Controls and Procedures	28

PART II - Other Information		29 – 33

Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-10.4
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
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calcutaion Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Orion Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010

Assets:
Investment in Funds, at fair value	$1,321,289,585	$981,904,411
Equity in trading account:
Cash	271,177	172,054,703
Cash margin	4,850,189	22,755,878
Net unrealized appreciation on open forward contracts	0	13,090,568
Options purchased, at fair value (cost $0 and $2,992,890 at September 30, 2011 and December 31, 2010, respectively)	0	5,335,173

Total trading equity	1,326,410,951	1,195,140,733
Interest receivable	0	15,672

Total assets	$1,326,410,951	$1,195,156,405

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $45,720 at September 30, 2011 and December 31, 2010, respectively)	$0	$14,130
Net unrealized depreciation on open futures contracts	0	5,247,768
Net unrealized depreciation on open forward contracts	4,850,189	0
Accrued expenses:
Brokerage commissions	2,981,689	2,109,769
Management fees	1,327,804	1,751,605
Administrative fees	549,309	494,865
Incentive fees	5,368,914	4,494,823
Other	89,361	109,373
Redemptions payable	8,197,005	11,368,337

Total liabilities	23,364,271	25,590,670

Partners’ Capital:
General Partner, Class A, (4,832.1591 and 4,276.0755 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively)	13,344,394	11,777,980
General Partner, Class Z, (0.0000 units equivalents outstanding at September 30, 2011 and December 31, 2010)	0	0
Limited Partners, Class A, (466,765.8600 and 420,343.0232 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively)	1,289,010,254	1,157,787,755
Limited Partners, Class Z, (700.3039 and 0.0000 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively)	692,032	0
Total partners’ capital	1,303,046,680	1,169,565,735

Total liabilities and partners’ capital	$1,326,410,951	$1,195,156,405

Net asset value per unit:

Class A	$2,761.58	$2,754.39

Class Z	$988.19	$0

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts
Metals	600	$14,384,375	1.10%

Total unrealized appreciation on open forward contracts		14,384,375	1.10

Unrealized Depreciation on Open Forward Contracts
Metals	640	(19,234,564)	(1.48)

Total unrealized depreciation on open forward contracts		(19,234,564)	(1.48)

Investment in Funds
AAA Master Fund LLC		383,200,905	29.41
CMF Winton Master Fund LP		553,873,965	42.51
Morgan Stanley Smith Barney TT II, LLC		384,214,715	29.49

Total investment in Funds		1,321,289,585	101.41

Net fair value		$1,316,439,396	101.03%

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

Orion Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$199	$66,476	$53,981	$139,740
Interest income from investment in Funds	24,742	263,509	304,088	605,235

Total investment income	24,941	329,985	358,069	744,975

Expenses:
Brokerage commissions including clearing fees	4,402,696	2,943,794	11,517,150	9,197,994
Management fees	5,703,113	4,798,415	16,738,405	13,327,364
Administrative fees	1,651,697	1,342,505	4,788,950	3,711,971
Incentive fees	5,368,913	2,506,281	7,504,897	4,395,222
Other	168,228	185,478	654,738	624,841

Total expenses	17,294,647	11,776,473	41,204,140	31,257,392

Net investment income (loss)	(17,269,706)	(11,446,488)	(40,846,071)	(30,512,417)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(1,438,435)	4,805,257	16,663,530	(5,657,154)
Net realized gains (losses) on investment in Funds	25,217,187	4,857,297	44,471,691	(2,120,921)
Change in net unrealized gains (losses) on open contracts	1,438,435	6,187,480	(15,066,862)	7,003,584
Change in net unrealized gains (losses) on investment in Funds	11,613,696	11,659,900	(3,242,142)	16,884,531

Total trading results	36,830,883	27,509,934	42,826,217	16,110,040

Net income (loss)	$19,561,177	$16,063,446	$1,980,146	$(14,402,377)

Net income (loss) allocation by class:
Class A	$19,566,516	$16,063,446	$1,985,485	$(14,402,377)

Class Z	$(5,339)	$0	$(5,339)	$0

Net asset value per redeemable unit:
Class A (471,598.0191 and 410,331.2069 units outstanding at September 30, 2011 and 2010, respectively)	$2,761.58	$2,642.21	$2,761.58	$2,642.21
	,
Class Z (700.3039 and 0 units outstanding at September 30, 2011 and 2010, respectively)	$988.19	$0	$988.19	$0
	,
Net income (loss) per unit: *
Class A	$41.75	$39.10	$7.19	$(50.97)

Class Z	$(11.81)	$0	$(11.81)	$0

Weighted average units outstanding:
Class A	472,737.9748	408,058.2249	456,813.7306	376,423.8169

Class Z	400.4765	0.0000	400.4765	0.0000

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Orion Futures Fund L.P.
Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2010	$1,169,565,735	$424,619.0987	$0	0	$1,169,565,735	424,619.0987
Subscriptions — Limited Partners	250,841,018	90,175.1521	697,371	700.3039	251,538,389	90,875.4560
Subscriptions — General Partner	1,550,000	556.0836	0	0	1,550,000	556.0836
Net income (loss)	1,985,485	0	(5,339)	0	1,980,146	0
Redemptions — Limited Partners	(121,587,590)	(43,752.3153)	0	0	(121,587,590)	(43,752.3153)

Partners’ Capital September 30, 2011	$1,302,354,648	471,598.0191	$692,032	700.3039	$1,303,046,680	472,298.3230

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2009	$815,786,554	302,908.4228	$0	0	$815,786,554	302,908.4228
Subscriptions — Limited Partners	364,108,030	138,427.6992	0	0	364,108,030	138,427.6992
Subscriptions — General Partner	2,975,000	1,134.0389	0	0	2,975,000	1,134.0389
Net income (loss)	(14,402,377)	0	0	0	(14,402,377)	0
Redemptions — Limited Partners	(84,284,242)	(32,138.9540)	0	0	(84,284,242)	(32,138.9540)

Partners’ Capital September 30, 2010	$1,084,182,965	410,331.2069	$0	0	$1,084,182,965	410,331.2069

See accompanying notes to financial statements.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

1.	General:

Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers 600,000 redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of September 30, 2011, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor.

On June 1, 2011, the units offered pursuant to the offering memorandum were deemed “Class A” units. The rights, powers, duties and obligations associated with investment in Class A units were not changed. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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
September 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for Class A for the three and nine months ended September 30, 2011 and 2010 and changes in the net asset value per unit for Class Z for the period were as follows:

		For the period			For the period
		August 1, 2011			August 1, 2011
		(commencement of			(commencement of
	Three Months Ended	operations) to	Three Months Ended	Nine Months Ended	operations) to	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2011	September 30, 2010
	Class A	Class Z	Class A	Class A	Class Z	Class A
Net realized and unrealized gains (losses) *	$68.98	$(6.17)	$59.91	$71.44	$(6.17)	$5.10
Interest income	0.06	0.01	0.81	0.82	0.01	1.94
Expenses **	(27.29)	(5.65)	(21.62)	(65.07)	(5.65)	(58.01)

Increase (decrease) for the period	41.75	(11.81)	39.10	7.19	(11.81)	(50.97)
Net asset value per unit, beginning of period	2,719.83	1,000.00	2,603.11	2,754.39	1,000.00	2,693.18

Net asset value per unit, end of period	$2,761.58	$988.19	$2,642.21	$2,761.58	$988.19	$2,642.21

* Includes brokerage commissions

** Excludes brokerage commissions

		For the period			For the period
		August 1, 2011			August 1, 2011
		(commencement of			(commencement of
	Three Months Ended	operations) to	Three Months Ended	Nine Months Ended	operations) to	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2011	September 30, 2010
Ratios to average net assets:***
Net investment loss before incentive fees****	(3.7)%	(3.2)%	(3.4)%	(3.6)%	(3.2)%	(3.6)%

Operating expense	3.7%	3.2%	3.5%	3.6%	3.2%	3.7%
Incentive fees	0.4%	0.1%	0.2%	0.6%	0.1%	0.5%

Total expenses	4.1%	3.3%	3.7%	4.2%	3.3%	4.2%

Total return:
Total return before incentive fees	2.0%	(1.1)%	1.7%	0.8%	(1.1)%	(1.5)%
Incentive fees	(0.5)%	(0.1)%	(0.2)%	(0.5)%	(0.1)%	(0.4)%

Total return after incentive fees	1.5%	(1.2)%	1.5%	0.3%	(1.2)%	(1.9)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Funds and CGM or Morgan Stanley & Co. LLC (“MS & Co”) or Morgan Stanley & Co. International PLC (“MSIP”) as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures, exchange — cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.

        All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership, during the three months ended September 30, 2011 and 2010 were 0 and 6,949, respectively. The monthly average number of futures contracts traded directly by the Partnership, during the nine months ended September 30, 2011 and 2010 were 2,101 and 5,408, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the three months ended September 30, 2011 and 2010 were 1,727 and 5,869, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the nine months ended September 30, 2011 and 2010 were 6,053 and 3,969, respectively. The monthly average number of option contracts traded directly by the Partnership, during the three months ended September 30, 2011 and 2010 were 0 and 777, respectively. The monthly average number of option contracts traded directly by the Partnership, during the nine months ended September 30, 2011 and 2010 were 152 and 386, respectively. The monthly average notional value of currency forward contracts, held directly by the Partnership, during the three months ended September 30, 2011 and 2010 were $0 and $24,207, respectively. The monthly average notional value of currency forward contracts, held directly by the Partnership, during the nine months ended September 30, 2011 and 2010 were $8,588,266 and $25,789,844, respectively.

Brokerage commissions are based on the number of trades executed by the Advisors for the Partnership and the Funds.

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Forward Contracts
Metals	$14,384,375

Total unrealized appreciation on open forward contracts	$14,384,375

Liabilities
Forward Contracts
Metals	$(19,234,564)

Total unrealized depreciation on open forward contracts	$(19,234,564)

Net unrealized depreciation on open forward contracts	$(4,850,189) *

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The following tables indicate the Partnership’s trading results, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sector	Gain (loss) from trading	Total trading results	Gain (loss) from trading	Total trading results
Currencies	$—	$5,945,510	$(1,297,551)	$7,830,169
Energy	—	(9,037,904)	2,902,797	(19,387,924)
Grains	—	8,711,776	(4,633,963)	5,713,050
Indices	—	(60,251)	(29,043)	(55,528)
Interest Rates U.S.	—	1,057,562	(1,476,338)	2,266,651
Interest Rates Non-U.S.	—	622,283	248,513	5,324,703
Livestock	—	87,970	(435,160)	(429,080)
Metals	—	3,411,538	4,745,428	(1,189,164)
Softs	—	254,253	1,571,985	1,273,553

Total	$—	$10,992,737	$1,596,668	$1,346,430

4.	Fair Value Measurements:

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

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$14,384,375	$14,384,375	$—	$—
Investment in Funds	1,321,289,585	—	1,321,289,585	—

Total assets	$1,335,673,960	$14,384,375	$1,321,289,585	$—

Liabilities
Forwards	$19,234,564	$19,234,564	—	—

Total liabilities	$19,234,564	$19,234,564	—	—

Net fair value	$1,316,439,396	$(4,850,189)	$1,321,289,585	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options purchased	$5,335,173	$5,335,173	$—	$—
Futures	10,807,457	10,807,457	—	—
Forwards	67,511,368	67,511,368	—	—
Investment in Funds	981,904,411	—	981,904,411	—

Total assets	$1,065,558,409	$83,653,998	$981,904,411	$—

Liabilities
Futures	$16,055,225	$16,055,225	$—	$—
Forwards	54,420,800	54,420,487	313	—
Options premium received	14,130	14,130	—	—

Total liabilities	70,490,155	70,489,842	313	—

Net fair value	$995,068,254	$13,164,156	$981,904,098	$—

*    The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2011.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM, except for Transtrend Master which trades through MS & Co. and MSIP, the commodity broker.

A limited partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner/managing member at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investments in the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At September 30, 2011, the Partnership owned approximately 40.6% of AAA Master, 91.7% of Transtrend Master and 66.7% of Winton Master. At December 31, 2010, the Partnership owned approximately 28.7% of AAA Master, 70.0% of Willowbridge Master and 61.9% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2011
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,182,343,740	$237,749,412	$944,594,328
Transtrend Master	419,583,945	646,370	418,937,575
Winton Master	830,305,813	289,479	830,016,334

Total	$2,432,233,498	$238,685,261	$2,193,548,237

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,234,677,140	$254,307,502	$980,369,638
Willowbridge Master	216,360,362	61,729	216,298,633
Winton Master	883,842,483	122,612	883,719,871

Total	$2,334,879,985	$254,491,843	$2,080,388,142

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (Loss)
AAA Master	$(608,827)	$20,925,811	$20,316,984
Transtrend Master	(2,263,834)	(14,676,082)	(16,939,916)
Winton Master	(115,599)	65,557,693	65,442,094

Total	$(2,988,260)	$71,807,422	$68,819,162

	For the nine months ended September 30, 2011
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (Loss)
AAA Master	$(1,998,001)	$16,706,074	$14,708,073
Transtrend Master	(3,661,569)	(28,176,397)	(31,837,966)
Winton Master	(172,947)	76,099,292	75,926,345
Willowbridge Master (a)	(58,428)	18,287,865	18,229,437

Total	$(5,890,945)	$82,916,834	$77,025,889

(a)	From January 1, 2011 through May 31, 2011, the date Willowbridge Master was terminated.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

	For the three months ended September 30, 2010
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (Loss)
AAA Master	$(596,513)	$9,489,985	$8,893,472
Willowbridge Master	(28,204)	(2,263,514)	(2,291,718)
Winton Master	63,386	26,050,805	26,114,191

Total	$(561,331)	$33,277,276	$32,715,945

	For the nine months ended September 30, 2010
	Net Investment	Total Trading
	Income (Loss)	Results	Net income (Loss)
AAA Master	$(2,428,159)	$(34,508,985)	$(36,937,144)
Willowbridge Master	(146,867)	(36,147,175)	(36,294,042)
Winton Master	(46,631)	80,520,886	80,474,255

Total	$(2,621,657)	$9,864,726	$7,243,069

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of
	Partnership’s	Fair	Income	Expenses		Management	Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Fee	Income (Loss)	Objective	Permitted
AAA Master	29.41%	$383,200,905	$8,381,422	$202,731	$51,907	$—	$8,126,784	Energy Markets	Monthly
Transtrend Master	29.49%	384,214,715	(13,395,345)	313,596	0	1,738,778	(15,447,719)	Commodity Portfolio	Monthly
Winton Master	42.51%	553,873,965	41,869,548	79,876	13,907	—	41,775,765	Commodity Portfolio	Monthly

Total		$1,321,289,585	$36,855,625	$596,203	$65,814	$1,738,778	$34,454.830

	September 30, 2011		For the nine months ended September 30, 2011
	% of
	Partnership’s	Fair	Income	Expenses		Management	Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Fee	Income (Loss)	Objective	Permitted
AAA Master	29.41%	$383,200,905	$5,140,821	$643,899	$176,910	$—	$4,320,012	Energy Markets	Monthly
Transtrend Master	29.49%	384,214,715	(24,781,090)	453,128	112,108	2,299,318	(27,645,644)	Commodity Portfolio	Monthly
Willowbridge Master	0.00%	$—	13,236,598	47,521	27,695	—	13,161,382	Commodity Portfolio	Monthly
Winton Master	42.51%	553,873,965	47,937,308	240,927	44,179	—	47,652,202	Commodity Portfolio	Monthly

Total		$1,321,289,585	$41,533,637	$1,385,475	$360,892	$2,299,318	$37,487,952

	December 31, 2010		For the three months ended September 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	24.22%	$283,238,250	$2,523,600	$161,584	$48,436	$2,313,580	Energy Markets	Monthly
Willowbridge Master	12.95%	151,432,714	(1,413,593)	47,967	16,136	(1,477,696)	Commodity Portfolio	Monthly
Winton Master	46.79%	547,233,447	15,670,699	87,075	16,606	15,567,018	Commodity Portfolio	Monthly

Total		$981,904,411	$16,780,706	$296,626	$81,178	$16,402,902

	December 31, 2010		For the nine months ended September 30, 2010
	% of
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	24.22%	$283,238,250	$(8,424,424)	$611,829	$137,958	$(9,174,211)	Energy Markets	Monthly
Willowbridge Master	12.95%	151,432,714	(22,466,180)	160,329	42,223	(22,668,732)	Commodity Portfolio	Monthly
Winton Master	46.79%	547,233,447	46,259,449	284,257	45,968	45,929,224	Commodity Portfolio	Monthly

Total		$981,904,411	$15,368,845	$1,056,415	$226,149	$14,086,281

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is MS & Co., MSIP, CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS & Co. and CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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
September 30, 2011
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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partners evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there no subsequent events requiring adjustment of or disclosure in the financial statements.

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

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.

Net income (loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash and cash equivalents and net unrealized depreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Partnership capital increased 11.4% from $1,169,565,735 to $1,303,046,680. This increase was attributable to the subscriptions of 90,175.1521 Redeemable Units of Class A totaling $250,841,018, subscriptions of 700.3039 Redeemable Units of Class Z totaling $697,371 and 556.0836 Class A General Partner unit equivalents totaling $1,550,000, coupled with a net income from operations of $1,980,146, which was partially offset by the redemptions of 43,752.3153 Redeemable Units of Class A totaling $121,587,590. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2011, the net asset value per unit for Class A increased 1.5% from $2,719.83 to $2,761.58 as compared to an increase of 1.5% in the third quarter of 2010. During the Partnership’s third quarter of 2011, the net asset value per unit for Class Z decreased 1.2% from $1,000.00 to $988.19 from August 1, 2011 to September 30, 2011. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2011 of $36,830,883. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by losses in currencies, grains, livestock and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2010 of $27,509,934. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, livestock, metals, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy and indices.
During July, long futures positions in U.S. Treasury bonds, U.S. Treasury notes, and the Eurobund profited as investors sought “flight to quality” assets after concerns over a slowing global economy and the inability of the U.S. debt ceiling issue to be resolved saw investors seek “safe haven” assets. Further gains were recorded in currencies as long Swiss franc and Japanese yen versus short U.S. dollar positions made a profit for the Partnership as investors perceived these currencies to be “safe haven” assets. Additional gains were recorded in the energy markets in July came from long futures positions in Brent crude oil and WTI crude oil as oil prices moved higher. The Partnership also profited from long futures positions in gold and silver as prices rallied amidst concerns over a slowing global economy. Lastly, long futures positions in sugar recorded gains in July as prices rose on renewed concerns that the crop in Brazil may decline. The Partnership’s gains in July were offset by losses in August and September. Long Australian dollar, Canadian dollar and euro positions versus short U.S. dollar incurred losses as concerns over slowing global demand for commodities weighed on the value of currencies. Further losses were incurred in August from long futures positions in global stock indices as prices declined after a Standard & Poor’s downgrade of the United States’ sovereign credit rating, as well as concerns about the European debt crisis. Long futures positions in corn and soybeans incurred losses as grains prices declined on a more favorable United States Department of Agriculture report citing better-than-expected yields. Lastly, short futures positions in coffee incurred losses as prices rallied in August.

During the Partnership’s nine months ended September 30, 2011, the net asset value per unit for Class A increased 0.3% from $2,754.39 to $2,761.58 as compared to a decrease of 1.9% for the nine months ended September 30, 2010. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2011 of $42,826,217. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non U.S. interest rates, metals and softs, and were partially offset by losses in currencies, grains, livestock and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2010 of $16,110,040. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates and softs and were partially offset by losses in livestock, energy, metals and indices.
During the first quarter, long futures positions in WTI crude oil and Brent crude oil performed well as prices generally appreciated given confidence in the continued growth of China, as well as that of the broader global economy. Additional upward price pressure resulted from political tensions in the Middle East and North Africa. Further gains were recorded from long futures positions in heating oil as a colder-than-expected winter in the United States helped to drive prices higher throughout February and March. Gains were also experienced in the metals complex during February from long futures positions in gold, silver, nickel, and zinc profited from prices trending higher. Further gains were recorded during March and April in the metals complex as long futures positions in gold and silver as prices strengthened continuing their upward trend from February. Further gains in April were recorded in the energy markets from long futures positions in WTI crude oil, as well as in RBOB gasoline, gasoil, and heating oil as oil prices rose during the month. Lastly, gains were recorded from long positions in the currency markets during April as the British pound, euro, Australian dollar, Swiss franc and Canadian dollar all strengthened against the U.S. dollar. Performance in July also benefited the Partnership as long futures positions in U.S. Treasury bonds and U.S. Treasury notes profited as investors sought out “flight to quality” assets given a weaker global economic outlook and continued concerns about the U.S. debt ceiling. Further gains in July were recorded in currencies as long positions in the Swiss franc and Japanese yen versus the U.S. dollar benefited the Partnership as these currencies were viewed as “safe haven” assets by investors. Additional gains were recorded in the metals complex in July as long futures positions in gold and silver benefited from rising prices. A portion of the Partnership’s gains during the first nine months of the year was offset by trading losses in January as short futures positions in U.S. and European interest rates detracted from performance as prices increased over concerns about the unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Further losses in February came in currencies as long Australian dollar, Swiss franc, Japanese yen, and Canadian dollar positions weakened against the U.S. dollar as renewed optimism about the U.S. economic recovery was aided by better-than-expected U.S. factory data. The Partnership incurred additional losses in May and June as a sharp reversal lower in energy prices negatively impacted long futures positions in WTI crude oil, RBOB gasoline, gasoil, heating oil and natural gas. Further losses in May came from long futures positions in the metals markets as gold and silver prices reversed sharply lower, as did palladium, platinum and copper prices. Losses were also recorded in the agricultural commodities in May and June as the prices of corn, soybeans and wheat futures all traded lower, thus negatively impacting long positions in these markets. The Partnership also incurred losses in global stock indices as prices continued to decline throughout May and June amidst fears the crisis in Greece and Portugal would spread to other European countries. Additional losses came from the currency markets in August and September as long Australian dollar, Canadian dollar and euro positions versus the U.S. dollar were negatively impacted as concerns over slowing global demand for commodities and the European debt crisis pushed the values of these currencies lower. Further losses were incurred in August from long futures positions in global stock indices as prices declined after a Standard & Poor’s downgrade of the United States’ sovereign credit rating. Long futures positions in corn and soybeans also incurred further losses in August and September as grains prices declined on better-than-expected yields in the United States.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increases the possibility for profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. MS & Co. and MSIP credits Transtrend Master at each month-end with interest income on the assets on deposit with MS & Co. and MSIP. Interest income earned by the Partnership for the three and nine months ended September 30, 2011 decreased by $305,044 and $386,906, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS & Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and fees for the three and nine months ended September 30, 2011 increased by $1,458,902 and $2,319,156, respectively, as compared to the corresponding periods in 2010. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees payable to Transtrend are charged at Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2011 increased by $904,698 and $3,411,041, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2011 increased by $309,192 and $1,076,979, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in each management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $5,368,913 and $7,504,897, respectively. Trading performance for the three and nine months ended September 30, 2010 resulted in incentive fees of $2,506,281 and $4,395,222, respectively.

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

     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

      Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Through May 31, 2011. Willowbridge directly traded managed accounts in the Partnership’s name. Willowbridge was terminated as an Advisor to the Partnership effective May 31, 2011. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $1,303,046,680.

September 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$40,643,915	3.12%
Currencies	11,316,872	0.87%
Indices	6,399,580	0.49%
Interest Rates	14,803,842	1.13%

Total	$73,164,209	5.61%

     As of December 31, 2010, the Partnership’s total capitalization was $1,169,565,735.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,784,775	0.75%
Energy	20,307,536	1.74%
Grains	5,909,516	0.50%
Indices	9,896,381	0.85%
Interest Rates U.S.	1,998,797	0.17%
Interest Rates Non-U.S.	4,235,023	0.36%
Livestock	358,716	0.03%
Lumber	26,863	0.00%*
Metals	21,262,991	1.82%
Softs	4,072,438	0.35%

Total	$76,853,036	6.57%

* Due to rounding.

     The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values at any point during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2011, AAA Master’s total capitalization was $944,594,328. The Partnership owned approximately 40.6% of AAA Master. As of September 30, 2011, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$66,869,289	7.08%	$70,499,917	$46,927,837	$65,683,069
Grains	135,214	0.01	254,707	61,250	122,947
Lumber	89,500	0.01	156,000	11,000	88,333
Softs	634,837	0.07	1,625,000	330,000	899,529

Total	$67,728,840	7.17%

*	Average of month-end Values at Risk.
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

As of September 30, 2011, Winton Master’s total capitalization was $830,016,334. The Partnership owned approximately 66.7% of Winton Master. As of September 30, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,398,762	0.77%	$17,770,593	$6,398,762	$12,628,909
Energy	2,254,997	0.27%	3,682,308	1,861,063	2,726,371
Grains	760,796	0.09%	1,916,355	540,481	1,325,661
Indices	5,146,585	0.62%	11,849,454	5,146,585	8,662,893
Interest Rates U.S.	5,172,100	0.63%	8,420,650	5,172,100	6,643,483
Interest Rates Non-U.S.	9,204,700	1.11%	15,134,879	9,204,700	11,303,280
Livestock	197,650	0.03%	287,050	171,300	236,217
Metals	4,588,241	0.55%	6,271,309	3,994,864	5,107,472
Softs	1,023,363	0.12%	2,456,982	826,937	1,463,424

Total	$34,747,194	4.19%

*	Average of month-end Values at Risk.
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
     As of September 30, 2011, Transtrend Master’s total capitalization was $418,937,575. The Partnership owned approximately 91.7% of Transtrend Master. As of September 30, 2011 Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$8,256,922	1.97%	$26,711,030	$7,742,656	$16,758,176
Currencies	5,685,937	1.36%	22,372,356	3,660,330	13,443,197
Indices	3,235,024	0.77%	9,307,243	1,321,801	5,048,513
Interest Rates	7,686,157	1.83%	10,161,497	3,032,740	5,588,026

TOTAL	$24,864,040	5.93%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2011 there were subscriptions of 26,531.9655 Redeemable Units totaling $72,086,242 and 161.0110 General Partner unit equivalents totaling $450,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
		Class A	Redeemable	Dollar Value) of
	Class A	(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	5,626.5062	$2,799.14	N/A	N/A

August 1, 2011 – August 31, 2011	7,091.1172	$2,783.72	N/A	N/A

September 1, 2011 – September 30, 2011	2,968.2300	$2,761.58	N/A	N/A

Total	15,685.8534	$2,785.06

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

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. None.

Item 6.	Exhibits
3.1	Third Amendment and Restated Agreement of Limited Partnership, dated June 1, 2011 (filed as Exhibit 3.1 to the Form 10-Q filed on August 15, 2011) and incorporated herein by reference.

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009) and incorporated herein by reference.

3.3	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

(h)	Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.

(i)	Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 31 to the Form
8-K filed on September 7, 2011 and incorporated herein by reference).
10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.
(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

(b)	Letter extending the Management Agreement between the General Partner and Willowbridge Associates Inc. from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.
(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 31, 2011) and incorporated herein by reference.
10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.6	Selling Agreement among the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC (filed herein).

10.7	Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.8	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.9	Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer)
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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2011