Form 10-K
period 2011-12-31
ORION FUTURES FUND LP
filed 2012-03-30
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Limited Partnership Class A Redeemable Units with an aggregate value of $1,241,930,601 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2012, 495,441.7282 Limited Partnership Class A Redeemable Units were outstanding. As of February 29, 2012, 1,601.2912 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

TABLE OF CONTENTS

PART I

Item 1.	Business.

(a) General development of business. Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk.

During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit. The Partnership commenced trading activities on June 10, 1999. The Partnership privately continues to offer Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 43 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”) the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On June 1, 2011, the Redeemable Units offered pursuant to the offering memorandum were deemed “Class A” units. The rights, powers, duties and obligations associated with investment in Class A units were not changed. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

As of December 31, 2011, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. A description of the trading activities and focus of the Advisors are included on page 16 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership.

The General Partner and each limited partner share in the profit and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value per Redeemable Unit decreases to less than $400 as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000 or under certain other circumstances as defined in the Amended and Restated Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

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

Additional assets allocated to Willowbridge were not invested in a separate limited partnership established by the General Partner, but were held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge traded the Partnership’s assets directly, pursuant to its program allocation, Vulcan Trading System, Consolidated Commodities Fundamental Trading Program and MStrategy Program. The Partnership terminated its allocation to Willowbridge as of May 31, 2011.

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Morgan Stanley Smith Barney TT II, LLC, (“Transtrend Master”), a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master was formed in order to permit accounts managed now or in the future by Transtrend using the Diversified Trend Program-Enhanced Risk Portfolio (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be a non-managing member of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”), and the Partnership trading of futures, forward, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM except for Transtrend Master which trades through Morgan Stanley & Co. LLC (“MS & Co.”) and Morgan Stanley & Co. International PLC (“MSIP”).

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

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.

As of December 31, 2011, the Partnership owned approximately 40.8% of AAA Master, 65.6% of Winton Master and 92.5% of Transtrend Master. As of December 31, 2010, the Partnership had approximately 28.7% of AAA Master, 61.9% of Winton Master and 70.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.

Pursuant to the terms of the management agreements (each, a “Management Agreement” and collectively, the “Management Agreements”), the Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year) of month-end Net Assets allocated to each Advisor, except for Winton and Transtrend. Winton will receive a monthly management fee equal to 1/8 of 1% (1.5% a year) of month-end Net Assets allocated to the Advisor. Transtrend Master will pay Transtrend a monthly management fee of either 1/12 of 1.75% (1.75% a year) or 1/12 of 2% (2% a year) depending on the aggregate net assets of Transtrend Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement generally continue in effect until June 30, of each year end are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor, except for Transtrend, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Transtrend will receive an incentive fee equal to 20% of New Trading Profits earned by Transtrend Master.

The General Partner, on behalf of the Partnership, has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM brokerage commissions equal to (i) at $18 per round turn for futures transactions, an equivalent amount for swap transactions and $9 per half turn for options transactions for Class A units and (ii) $ 3 per round turn on futures transactions, an equivalent amount for swap transactions and $1.50 per half turn for options transactions for Class Z units. Brokerage commissions are inclusive of applicable floor brokerage. The brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All clearing fees are borne by the Funds and allocated to the Partnership based on the proportionate share of each Fund. In addition, CGM will pay the Partnership interest on 100% of the average daily equity maintained in cash in the Fund’s (or the Funds allocable portion of the AAA Master or Winton Master) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. MS & Co. and MSIP credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S Treasury bill discount rate less 0.5% each month on assets desposit with MS & Co. and MSIP. The Customer Agreements between the Partnership/Funds and CGM or MS & Co. or MSIP, as applicable, give the Partnership/Funds the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts. The Customer Agreement may be terminated upon notice by either party.

Administrative fees, management fees incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the Net Asset Value of the Class.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011, was $1,356,685,609.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition the CFTC has adopted new speculative position units on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM, Morgan Stanley & Co LLC (“MS & Co.”), Morgan Stanley & Co. International plc. (“MSIP”) or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

In May 2007, CGM finalized settlements with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and Citigroup Global Markets filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Markets’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Morgan Stanley & Co LLC and Morgan Stanley & Co. International plc.

MS & Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS & Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the five years preceding the date of this Memorandum, there have been (other than as described below) no administrative, civil or criminal actions pending, on appeal or concluded against MS & Co., MSIP, Morgan Stanley Dean Witter, Inc. (“MSDW”), or any of their respective affiliates or principals which the General Partner believes would be material to an investor’s decision to invest in the Partnership. Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

In addition to the matters described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

Effective on or about April 1, 2007 MSDW was merged into MS & Co., which has assumed all of the responsibilities of MSDW. For purposes of clarity, however, MSDW’s litigation disclosure will be retained and listed separately, in relevant part, until the fifth anniversary of the date of each specific disclosure item in the MSDW sub-section.

Morgan Stanley DW Inc.

On September 27, 2007, Financial Industry Regulatory Authority (“FINRA”) announced that MS & Co., on behalf of itself and as successor to MSDW, entered into a Letter of Acceptance, Waiver and Consent to resolve charges filed by FINRA on December 19, 2006. In the Letter of Acceptance, Waiver and Consent, FINRA found that, among other things, MS & Co. provided inaccurate information regarding the existence of pre-September 11, 2001 emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed adequately to preserve books and records, and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests. The Letter of Acceptance, Waiver and Consent also included findings that

MS & Co. failed to provide arbitration claimants with updates to a supervisory manual when called for in discovery. FINRA found that MS & Co. violated Section 17(a) of the Exchange Act and Rule 17a-4 thereunder, FINRA Conduct Rules 2110, 3010 (a) and (b) and 3110, FINRA Procedural Rule 8210 and Interpretative Material 10100 under the FINRA Code of Arbitration Procedure. In the settlement, MS & Co. neither admitted nor denied these findings. The settlement established a $9.5 million fund for the benefit of potentially affected arbitration claimants to be administered by a third party at the expense of MS & Co. In addition, MS & Co. was censured and agreed to pay a $3 million regulatory fine and to retain an independent consultant to review its procedures for complying with discovery requirements in arbitration proceedings relating to MS & Co.’s retail brokerage operations.

On October 10, 2007, MS & Co., on behalf of itself and as successor to MSDW, became the subject of an Order Instituting Administrative And Cease-And-Desist Proceedings by the SEC. The Order found that from as early as 2000 until 2006, MS & Co. failed to provide to its customers accurate and complete written trade confirmations for certain fixed income securities in violation of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act and Rule G-15 of the Municipal Securities Rulemaking Board (MSRB). The Order censured MS & Co., ordered it to cease and desist from committing or causing any violations and any future violations of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act, and MSRB Rule G-15, ordered MS & Co. to pay a $7.5 million penalty, and to retain an independent consultant to review MS & Co.’s policies and procedures. MS & Co. consented to the issuance of the Order without admitting or denying any of the SEC’s findings, except as to the SEC’s jurisdiction over the matter.

Residential Mortgage and Credit Crisis Related Matters.

The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities, collateralized debt obligations, structured investment vehicles and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each is styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleges that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raise claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.

Auction Rate Securities

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters. A separate investigation of these matters by the SEC remains ongoing.

Item 4. Mine Safety Disclosures. Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2011, was 12,007.

(c) Dividends. The Partnership did not declare any distributions in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2011, there were subscriptions of 121,320.2503 Redeemable Units of Class A totaling $335,905,056, General Partner contributions representing 556.0836 unit equivalents of Class A totaling $1,550,000 and 1,415.2385 Redeemable Units of Class Z totaling $1,400,428, and General Partner contributions representing 13,803.9229 unit equivalents of Class Z totaling $13,413,320. For the twelve months ended December 31, 2010, there were additional subscriptions of 168,713.1893 Redeemable Units of Class A totaling $444,557,407 and 1,332.7362 General Partner unit equivalents of Class A totaling $3,500,000. For the twelve months ended December 31, 2009, there were additional subscriptions of 124,540.6216 Redeemable Units of Class A totaling $346,650,226 and 1,661.7798 General Partner unit equivalents of Class A totaling $4,500,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under. The Redeemable units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, exchange-closed swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following chart sets forth the purchases of Redeemable Units for Class A by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011— October 31, 2011	4,264.4104	$2,713.76	N/A	N/A
November 1, 2011 — November 30, 2011	6,118.9598	$2,730.54	N/A	N/A
December 1, 2011 — December 31, 2011	6,006.0423	$2,785.94	N/A	N/A

	16,389.4125	$2,746.48

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 2011, 2010, 2009, 2008 and 2007 and total assets at December 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) and investments in Funds net of brokerage commissions (including clearing fees) of $15,562,349, $11,840,857, $7,831,507, $6,766,398 and $6,362,776, respectively	$51,520,724	$65,843,981	$(17,982,427)	$215,756,539	$65,513,200
Interest income	349,941	1,068,707	539,835	5,823,101	14,917,240

	$51,870,665	$66,912,688	$(17,442,592)	$221,579,640	$80,430,440

Net income (loss)	$14,565,103	$33,596,305	$(39,246,801)	$166,805,886	$63,393,428

Total assets	$1,382,760,594	$1,195,156,405	$827,864,934	$685,714,876	$469,271,467

Increase (decrease) in asset value per unit:
Class A	$31.55	$61.21	$(143.75)	$704.34	$304.80

Class Z	$(1.43)	—	—	—	—

Net asset value per unit:		—	—	—	—

Class A	$2,785.94	$2,754.39	$2,693.18	$2,836.93	$2,132.59

Class Z	$998.57	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, seeks to achieve substantial capital appreciation through speculative trading, directly or indirectly, through its investment in the Funds, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures, and forward contracts in those markets. The Funds may also enter into swap transactions relating to the value of crude oil and other energy related products.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to AAA, Transtrend, and Winton. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the Funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at this time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions; redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The programs traded by each Advisor on behalf of the Partnership are: AAA — Energy Program — Futures and Swaps; Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); and Winton — Diversified Program. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time. As of December 31, 2011 and September 30, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2011	September 31, 2011
AAA Capital Management Advisors, Ltd.	29%	29%
Winton Capital Management Limited	40%	41%
Transtrend B.V. Inc.	31%	30%

AAA Capital Management Advisors, Ltd.

The portion of the Partnership’s assets that are currently allocated to AAA for trading is not invested in commodity interests directly. AAA’s allocation of the Partnership’s assets is currently invested in AAA Master. AAA trades AAA Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps, a proprietary, discretionary trading system.

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

Transtrend B.V. Inc.

The portion of the Partnership’s assets that are currently allocated to Transtrend for trading are not invested in commodity interests directly. Transtrend’s allocation of the Partnership’s assets is currently in Transtrend Master. Transtrend trading company trades Transtrend Master, and thereby the Partnership’s assets, in accordance with its Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system.

Transtrend Master currently trades Financial Instruments ( i.e., futures, options, options on futures, swaps, swaps on futures, forward contracts on currencies, interest rates, interest rates instruments, commodities and equity related indices) on OTC markets, domestically, as well as on the international exchanges. One of the strength’s of the program is the disciplined, systematic and dynamic nature market participation. The overall performance is determined by the entirety of all markets and all trades. In a systematic market approach, the consistent disciplined application by Transtrend and a consistent participation by the client are both essential to realize the pursued returns over the course of time, although profitability cannot be guaranteed and clients may incur substantial losses on their investment.

Transtrend’s market approach attempts to benefit from directional price moves in outright Financial Instruments and in combinations of Financial Instruments. The allocation to Financial Instruments, varies over the course of time, among others because of the changes on the list of Financial Instruments traded in the Diversified Trend Program and because of observed changes in price behavior, correlation and market liquidity.

Under the Diversified Trend Program — in its Standard Risk Profile — Transtrend generally commits an average of approximately 10% of the assets in a clients account as margin or a premium for Financial Instruments positions. Such percentage has varied, however and is affected by various factors including, without limitation, account size, market conditions, traded markets or the level of margins set by brokers or exchanges.

Winton Capital Management Limited

The portion of the Partnership’s assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets is currently invested in Winton Master. Winton trades its Diversified Trading Program on behalf of Winton Master. The Diversified Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

Winton employs a systematic, technical, trend-following trading system developed by its principals. This system tracks the daily price movements from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be in an attempt to maximize profit within a certain range of risk. If rising prices in a particular market are anticipated, a long position will be established in that market; if prices in a particular market are expected to fall, a short position in that market will be established.

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

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Data.”

For the period January 1, 2011 through December 31, 2011, the average allocation by commodity market sector for each of the Funds was as follows:

AAA Master Fund LLC

Energy	97.7%
Grains	0.1%
Indices	0.2%
Soft	2.0%

CMF Winton Master L.P.

Currencies	23.4%
Energy	6.7%
Grains	5.9%
Indices	21.0%
Interest Rates U.S.	11.5%
Interest Rates Non-U.S.	14.8%
Livestock	0.5%
Metals	13.3%
Soft	2.9%

Morgan Stanley Smith Barney TT II, LLC

Currencies	16.1%
Energy	42.9%
Grains	3.1%
Indices	7.5%
Interest Rates U.S.	7.2%
Interest Rates Non-U.S.	14.8%
Livestock	0.6%
Metals	5.4%
Softs	2.4%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized depreciation on open forward contracts . Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Partnership and Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.1% to 10.1% of the Funds’ contracts are traded over-the-counter.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership/Fund’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS & Co., MSIP, CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership and the Funds assets. Credit risk with respect to exchange traded instruments is reduced to the extent that, through MS & Co. and CGM, the Partnership’s/Fund’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner/managing member monitors and attempts to control the Partnership/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange - cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM, MS & Co. and MSIP is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 60,141.7278 Redeemable Units of Class A were redeemed totaling $166,600,713 and 4,832.1591 General Partner unit equivalents of Class A were redeemed totaling $13,113,320. For the year ended December 31, 2010, 48,335.2496 Redeemable Units of Class A were redeemed totaling $127,874,531. For the year ended December 31, 2009, 52,022.5263 Redeemable Units of Class A were redeemed totaling $145,003,724.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2011, there were subscriptions of 122,735.4888 Redeemable Units totaling $337,305,484 and 14,360.0065 General Partner unit equivalents totaling $14,963,320. For the year ended December 31, 2010, there were subscriptions of 168,713.1893 Redeemable Units totaling $444,557,407 and 1,332.7362 General Partner unit equivalents totaling $3,500,000. For the year ended December 31, 2009, there were subscriptions of 124,540.6216 Redeemable Units totaling $346,650,226 and 1,661.7798 General Partner unit equivalents totaling $4,500,000.

(c) Results of Operations.

For the year ended December 31, 2011 the net asset value per unit for Class A increased 1.1% from $2,754.39 to $2,785.94 and for the period ended December 1, 2011 the net asset value for Class Z decreased 0.1% from $1,000.00 to $998.57. For the year ended December 31, 2010 the net asset value per unit for Class A increased 2.3% from $2,693.18 to $2,754.39. For the year ended December 31, 2009 the net asset value per unit for Class A decreased 5.1% from $2,836.93 to $2,693.18.

The Partnership experienced a net trading gain of $67,083,073 before brokerage commissions and expenses in 2011. Gains were primarily attributable to the Partnership’s/Fund’s trading in energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, livestock and indices. The net trading gain (or loss) realized from the Partnership and the Funds is disclosed on page 42 under “Item 8. Financial Statements and Supplementary Data.”

For the year ended December 31, 2011, the Partnership posted a gain during the year as profits were recorded from trading in global interest rate futures, energies, and metals. A portion of these gains was offset by losses from trading in currencies, global stock indices, and agricultural commodities. During July and August, long futures positions in U.S. Treasury bonds, U.S. Treasury notes, and the Euro bund profited as investors sought “flight-to-quality” assets after concerns over a slowing global economy and the inability of the U.S. debt ceiling issue to be resolved saw investors seek “safe-haven” assets. Further gains were recorded in global interest rates during December from long futures positions in Euro bunds, British bonds, and Japanese bonds as the “flight-to-quality” assets continued as concerns over debt funding for the European Financial Stability Program weighed on the market. The Partnership also recorded gains from trading in energies as short futures positions in natural gas during December benefited from seasonably warm weather throughout the United States. Further gains were recorded in December from short futures positions in Brent crude oil as prices fell on concerns of weakening global demand early in the month. During the first quarter, long futures positions in WTI crude oil and Brent crude oil performed well as prices generally appreciated given confidence in the continued growth of China, as well as that of the broader global economy. Additional upward price pressure during March resulted from political tensions in the Middle East and North Africa. Further gains were recorded by the Partnership in the energy markets during July from long futures positions in Brent crude oil and WTI crude oil as oil prices moved higher. Modest gains were also recorded from long futures positions in heating oil as a colder-than-expected winter in the United States helped to drive prices higher throughout February and March. The Partnership also benefited from trading in metals as profits were recorded during March and April from long futures positions in gold and silver as prices strengthened, continuing their upward trend from February. The Partnership also profited from long futures positions in gold and silver during April as prices rallied amidst concerns over a slowing global economy during April and investors sought out these metals as “safe haven” assets. Gains were also recorded from metals trading during February from long futures positions in gold, silver, nickel, and zinc, which benefited the Partnership as prices, generally, trended higher. A portion of these gains during the year were offset by losses from trading in currencies during February from long Australian dollar, Swiss franc, Japanese yen, and Canadian dollar positions as the value of these currencies weakened against the U.S. dollar amid renewed optimism about the U.S. economic recovery was aided by better-than-expected U.S. factory data. Further losses were incurred in currencies during August and September as long Australian dollar, Canadian dollar and euro positions versus short U.S. dollar were negatively impacted as concerns over slowing global demand for commodities weighed on the value of these currencies. Additional losses were incurred by the Partnership from trading in global stock indices during August from long futures positions in North American and European indices as they were negatively impacted by a Standard & Poor’s downgrade of the United States’ sovereign credit rating, as well as concerns about the European debt crisis. The Partnership also incurred losses from trading in agricultural commodities primarily due to long futures positions in corn and soybeans as grains prices declined on a more favorable United States Department of Agriculture (“USDA”) report citing better-than-expected yields during September. Further losses were incurred in May and June as the prices of corn, soybeans and wheat futures all traded lower, thus negatively impacting long positions in these markets. Lastly, short futures positions in coffee also incurred losses as prices rallied in August.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. MS & Co. and MSIP credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. treasury bill discount less 0.15% each month on assets deposit with MS & Co. and MSIP. Interest income for the three and twelve months ended December 31, 2011 decreased by $315,604 and $718,766, respectively as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bills during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions for the three and twelve months ended December 31, 2011 increased by $1,402,336 and $3,721,492, respectively, as compared to the corresponding periods in 2010. The increase in brokerage commissions is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011, increased by $631,356 and $4,042,397, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to an increase in average net assets for the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership, These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2011 increased by $226,731 and $1,303,710, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to an increase in average net assets during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the year as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2011 resulted in incentive fees of $0 and $7,504,897, respectively. Trading performance for the three and twelve months ended December 31, 2010 resulted in incentive fees of $4,494,823 and $8,890,045, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $700,539 and $708,692, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $156,918 and $120,545, respectively.

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

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership/Funds depends on existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and Advisors are able to identify them, the Funds and the Partnership expect to increase capital through operations.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None

(e) Contractual Obligations. None

(f) Operational Risk.

The Partnership/Funds are directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

(g) Critical Accounting Policies.

Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership/Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Partnership/Funds’ Statements of Income and Expenses.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership/Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Partnership/Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. When the contract is closed, the Partnership/Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership/Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Partnership’s/Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership/Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership/Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

Options. The Partnership/Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Brokerage Commissions. Commission charges to open and close futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All the Partnership assets are subject to the risk of trading loss directly and through its investment in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors. These primarily include factors which affect energy price levels, including supply factors and weather conditions, but could also include the level and volatilityof interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trades.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions including investments in the Funds, is directly reflected in the Partnership’s earnings (realized or unrealized) and cash balance.

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

The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors do trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Through May 31, 2011, Willowbridge directly traded managed accounts in the Partnership’s name. Willowbridge was terminated as an Advisor to the Partnership on May 31, 2011. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of December 31, 2011 and directly and indirectly, through its investment in the Funds, as of December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010. As of December 31, 2011, the Partnership’s total capitalization was $1,356,685,609.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$38,048,435	2.81%
Currencies	19,717,887	1.45%
Indices	7,247,962	0.53%
Interest Rates	17,278,795	1.28%

Total	$82,293,079	6.07%

As of December 31, 2010, the Partnership’s total capitalization was $1,169,565,735

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,784,775	0.75%
Energy	20,307,536	1.74%
Grains	5,909,516	0.50%
Indices	9,896,381	0.85%
Interest Rates U.S.	1,998,797	0.17%
Interest Rates Non-U.S.	4,235,023	0.36%
Livestock	358,716	0.03%
Lumber	26,863	0.00	% *
Metals	21,262,991	1.82%
Softs	4,072,438	0.35%

Total	$76,853,036	6.57%

*	Due to rounding

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2011 and December 31, 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

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

As of December 31, 2011 AAA Master’s total capitalization was $976,510,592. The Partnership owned approximately 40.8% of AAA Master. As of December 31, 2011, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$55,102,501	5.64%	$94,389,860	$26,234,892	$59,052,953
Grains	296,485	0.03	301,619	53,188	150,902
Indices	1,456,343	0.15	2,900,159	17,268	1,177,895
Lumber	41,000	0.01	156,000	1,600	50,692
Softs	2,042,500	0.21	2,261,000	108,000	1,188,141

Total	$58,938,829	6.04%

*	Annual average monthly-end Values at Risk.

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

As of December 31, 2011 Winton Master’s total capitalization was $822,273,776. The Partneship owned approximately 65.3% of Winton Master. As of December 31, 2011, Winton Master’s Value at Risk for is assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$19,312,483	2.35%	$19,312,483	$6,398,762	$12,470,587
Energy	1,525,274	0.19%	4,524,046	1,245,529	2,842,674
Grains	2,535,708	0.31%	4,371,245	540,481	2,326,464
Indices	6,526,149	0.79%	17,629,694	3,776,392	10,297,535
Interest Rates U.S.	5,466,250	0.67%	8,976,950	539,209	4,614,681
Interest Rates Non-U.S.	12,924,419	1.57%	15,134,879	2,448,536	8,402,040
Livestock	262,550	0.03%	340,400	42,650	213,377
Metals	6,253,557	0.76%	7,869,347	3,994,864	5,990,862
Softs	1,583,804	0.19%	2,456,982	329,218	1,207,483

Total	$56,390,194	6.86%

*	Annual average of month-end Value at Risk

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

As of December 31, 2011 Trandstrend Master total capitalization was $476,615,913. The Partnership owned 92.5% of Transtrend Master. As of December 31, 2011 Trandstrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Commodity	$17,904,472	3.76%	$26,711,030	$512,564	$9,752,503
Currencies	9,977,318	2.09%	22,372,356	688,683	7,090,978
Equity	4,335,111	0.91%	9,307,243	778,042	2,729,767
Interest Rates	14,916,316	3.13%	15,002,665	398,638	5,207,746

Total	$47,133,217	9.89%

*	Annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time —could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables—as well as the past performance of the Partnership/Funds—give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Funds also take futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions, the General Partner does not anticipate that the risk profile of the Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Funds in expressing Value at Risk in functional currency other than dollars.

Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of copper. Although certain that the Advisors will from time to time trade base metals such as silver and copper, the principal market exposures of the Partnership/Funds have consistently been in the precious metals, including gold.

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the bulk of the Funds’ commodity exposure as of December 31, 2011.

Energy. The Funds’ primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been are expected to continue to be experienced in this market.

Grains. The Funds’ commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Funds as of December 31, 2011.

Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Funds’ non-trading risk.

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

As part of the General Partner’s/managing member’s risk management, the General Partner/managing member periodically meets with the Advisors to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. Each Advisor is required to notify the General Partner/managing member of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

ORION FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Orion Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over

Financial Reporting

The management of Orion Futures Fund L.P. (“the Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis	Brian Centner
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Orion Futures Fund L.P.	Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Orion Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Funds, at fair value (Note 5)	$1,378,190,701	$981,904,411
Equity in trading account:
Cash (Note 3c)	315,998	172,054,703
Cash margin (Note 3c)	4,253,895	22,755,878
Net unrealized appreciation on open forward contracts.	—	13,090,568
Options purchased, at fair value (cost $0 and $2,992,890 at December 31, 2011 and 2010, respectively)	—	5,335,173

Total trading equity	1,382,760,594	1,195,140,733
Interest receivable (Note 3c)	—	15,672

Total assets	$1,382,760,594	$1,195,156,405

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (cost $0 and $45,720 at December 31, 2011 and 2010, respectively)	$—	$14,130
Net unrealized depreciation on open futures contracts	—	5,247,768
Net unrealized depreciation on open forward contracts	4,253,895	—
Accrued expenses:
Brokerage commissions (Note 3c)	3,031,730	2,109,769
Management fees (Note 3b)	1,335,280	1,751,605
Administrative fees (Note 3a)	572,991	494,865
Incentive fees (Note 3b)	—	4,494,823
Professional fees	116,404	90,611
Other	32,212	18,762
Redemptions payable (Note 6)	16,732,473	11,368,337

Total liabilities	26,074,985	25,590,670

Partners’ Capital: (Notes 1 and 6)
General Partner, Class A, (0.0000 and 4,276.0755 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	—	11,777,980
General Partner, Class Z, (13,803.9229 and 0.0000 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	13,784,183	—
Limited Partners, Class A, (481,521.5457 and 420,343.0232 Redeemable Units outstanding at December 31, 2011 and 2010, respectively)	1,341,488,244	1,157,787,755
Limited Partners, Class Z, (1,415.2385 and 0.0000 Redeemable Units outstanding at December 31, 2011 and 2010, respectively)	1,413,182	—

Total partners’ capital	1,356,685,609	1,169,565,735

Total liabilities and partners’ capital	$1,382,760,594	$1,195,156,405

Net asset value per unit:
Class A	$2,785.94	$2,754.39

Class Z	$998.57	$—

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	138	$1,409,344	0.10%

Total unrealized appreciation on open forward contracts		1,409,344	0.10

Unrealized Depreciation on Open Forward Contracts
Metals	238	(5,663,239)	(0.42)

Total unrealized depreciation on open forward contracts		(5,663,239)	(0.42)

Investment in Funds
AAA Master Fund LLC		398,463,176	29.37
CMF Winton Master Fund L.P.		539,264,494	39.75
Morgan Stanley Smith Barney TT II, LLC		440,463,031	32.47

Total investment in Funds		1,378,190,701	101.59

Net fair value		$1,373,936,806	101.27%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2010

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	520	$953,808	0.08%
Energy	407	1,063,222	0.09
Grains	1,143	2,154,944	0.18
Interest Rates U.S.	380	35,017	0.00	*
Interest Rates Non-U.S.	238	8,350	0.00	*
Livestock	111	95,380	0.01
Metals	390	3,589,090	0.31
Softs	518	2,648,939	0.23

Total futures contracts purchased		10,548,750	0.90

Futures Contracts Sold
Currencies	95	26,292	0.00	*
Grains	240	(123,200)	(0.01)
Interest Rates U.S.	12	(6,375)	(0.00	)*
Interest Rates Non-U.S.	95	102,828	0.01
Metals	1,428	(15,796,063)	(1.35)

Total futures contracts sold		(15,796,518)	(1.35)

Unrealized Appreciation on Open Forward Contracts
Metals	3,976	67,511,368	5.77

Total unrealized appreciation on open forward contracts		67,511,368	5.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$75,375	(313)	(0.00	)*
Metals	3,256	(54,420,487)	(4.65)

Total unrealized depreciation on open forward contracts		(54,420,800)	(4.65)

Options Purchased
Call
Grains	200	55,000	0.00	*
Metals	225	5,280,173	0.45

Total options purchased		5,335,173	0.45

Options Premium Received
Call
Metals	60	(14,130)	(0.00	)*

Total options premium received		(14,130)	(0.00	)*

Investment in Funds
AAA Master Fund LLC		283,238,250	24.22
CMF Willowbridge Argo Master Fund L.P.		151,432,714	12.95
CMF Winton Master Fund L.P.		547,233,447	46.79

Total investment in Funds		981,904,411	83.96

Net fair value		$995,068,254	85.08%

*	Due to rounding

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Income:
Interest income (Note 3c)	$54,009	$201,642	$67,628
Interest income from investment in Funds.	295,932	867,065	472,207

Total investment income	349,941	1,068,707	539,835

Expenses:
Brokerage commissions, including clearing fees (Note 3c)	15,562,349	11,840,857	7,831,507
Management fees (Note 3b)	22,487,151	18,444,754	13,417,518
Administrative fees (Note 3a)	6,456,057	5,152,347	3,642,172
Incentive fees (Note 3b)	7,504,897	8,890,045	4,138,088
Professional fees	700,539	708,692	495,318
Other	156,918	120,545	111,113

Total expenses	52,867,911	45,157,240	29,635,716

Net investment income (loss)	(52,517,970)	(44,088,533)	(29,095,881)

Trading Results:
Net gains (losses) on trading of commodity interest and investment in Funds:
Net realized gains (losses) on closed contracts	16,067,236	14,795,114	(12,572,238)
Net realized gains (losses) on investment in Funds	(1,303,941)	25,334,101	81,850,071
Change in net unrealized gains (losses) on open contracts	(14,470,568)	6,210,691	2,335,509
Change in net unrealized gains (losses) on investment in Funds.	66,790,346	31,344,932	(81,764,262)

Total trading results	67,083,073	77,684,838	(10,150,920)

Net income (loss)	$14,565,103	$33,596,305	$(39,246,801)

Net income (loss) allocation by Class:
Class A	$14,181,486	$33,596,305	$(39,246,801)

Class Z	$383,617	$—	$—

Net income (loss) per unit* (Note 7):
Class A	$31.55	$61.21	$(143.75)

Class Z	$(1.43)	$—	$—

Weighted average units outstanding:
Class A	463,041.8504	388,634.8551	261,677.7144

Class Z	6,395.2482	—	—

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2008	$648,886,853	228,728.5477	$—	—	$648,886,853	228,728.5477
Subscriptions — Limited Partners	346,650,226	124,540.6216	—	—	346,650,226	124,540.6216
Subscriptions — General Partner	4,500,000	1,661.7798	—	—	4,500,000	1,661.7798
Redemptions — Limited Partners	(145,003,724)	(52,022.5263)	—	—	(145,003,724)	(52,022.5263)
Net income (loss)	(39,246,801)	—	—	—	(39,246,801)	—

Partners’ Capital at December 31, 2009	815,786,554	302,908.4228	—	—	815,786,554	302,908.4228
Subscriptions — Limited Partners	444,557,407	168,713.1893	—	—	444,557,407	168,713.1893
Subscriptions — General Partner	3,500,000	1,332.7362	—	—	3,500,000	1,332.7362
Redemptions — Limited Partners	(127,874,531)	(48,335.2496)	—	—	(127,874,531)	(48,335.2496)
Net income (loss)	33,596,305	—	—	—	33,596,305	—

Partners’ Capital at December 31, 2010	1,169,565,735	424,619.0987	—	—	1,169,565,735	424,619.0987
Subscriptions — Limited Partners	335,905,056	121,320.2503	1,400,428	1,415.2385	337,305,484	122,735.4888
Subscriptions — General Partner	1,550,000	556.0836	13,413,320	13,803.9229	14,963,320	14,360.0065
Redemptions — Limited Partners	(166,600,713)	(60,141.7278)	—	—	(166,600,713)	(60,141.7278)
Redemptions — General Partner	(13,113,320)	(4,832.1591)	—	—	(13,113,320)	(4,832.1591)
Net income (loss)	14,181,486	—	383,617	—	14,565,103	—

Partners’ Capital at December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071

Net asset value per unit:

	Class A	Class Z

2009:	$2,693.18	$—

2010:	$2,754.39	$—

2011:	$2,785.94	$998.57

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

1.     Partnership Organization:

Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly, owns a minority equity interest in MSSB Holdings. Citigroup also, indirectly, owns Citigroup Global Markets (“CGM”) the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

On June 1, 2011, the Redeemable Units offered pursuant to the offering memorandum were deemed “Class A” units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Beginning August 1, 2011, Class Z Redeemable Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

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

2.     Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

c.	Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), held by the Partnership and the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership and the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Partnership and the Funds’ Statements of Income and Expenses.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, that there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership/Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$1,409,344	$1,409,344	$—	$—
Investment in Funds	1,378,190,701	—	1,378,190,701	—

Total assets	$1,379,600,045	$1,409,344	$1,378,190,701	$—

Liabilities
Forwards	$5,663,239	$5,663,239	$—	$—

Total liabilities	5,663,239	5,663,239	—	—

Net fair value	$1,373,936,806	$(4,253,895)	$1,378,190,701	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$10,807,457	$10,807,457
Forwards	67,511,368	67,511,368	$—	$—
Options purchased	5,335,173	5,335,173	—	—
Investment in Funds	981,904,411	—	981,904,411	—

Total assets	$1,065,558,409	$83,653,998	$981,904,411	$—

Liabilities
Futures	$16,055,225	$16,055,225	$—	$—
Forwards	54,420,800	54,420,487	313	—
Options premium received	14,130	14,130	—	—

Total liabilities	70,490,155	70,489,842	313	—

Net fair value	$995,068,254	$13,164,156	$981,904,098	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Partnership and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s and the Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Partnership and the Funds may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Partnership’s and the Funds’ Statements of Income and Expenses.

h.	Brokerage Commissions. Commission charges to open and close futures and exchange-traded swap contracts are expensed at the time the positions are opened. Commission charges on option contracts are expensed at the time the position is established and when the option contract is closed.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

k.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

l.	Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM, and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% a year), of month-end net assets allocated to the Advisor except for fees payable to Winton and Transtrend. Winton will receive a monthly management fee equal to 1/8 of 1% (1.5% a year), of month-end Net Assets allocated to the Advisor. Transtrend Master (as defined in Note 5, “Investment in Funds”) will pay Transtrend a monthly management fee of either 1/12 of 1.75% (1.75% a year) or 1/12 of 2% (2% a year) depending on the aggregate net assets of Transtrend Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor, except for Transtrend, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Transtrend will receive an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM brokerage commissions equal to (i) $18 per round turn for futures an equivalent amount for swap transactions and $9 per half turn for options transactions for Class A units, and (ii) $3 per round turn on futures transactions, an equivalent amount for swap transactions and $1.50 per half turn for option transactions for Class Z units. Brokerage commissions are inclusive of applicable floor brokerage fees. The brokerage commissions may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage commissions to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All National Futures Association fees, as well as exchange, clearing, user and give-up fees (collectively the “clearing fees”) are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held for margin requirements were $4,253,895 and $22,755,878, respectively. CGM will pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership (or the Partnership’s allocable portion of AAA Master or Winton Master) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Morgan Stanley Smith Barney LLC (“MSSB”), credits Transtrend Master with interest income on 100% of its average daily funds held at MSSB. Assets deposited with Morgan Stanley and Co. LLC (“MS & Co.”) and Morgan Stanley & Co International PLC (“MSIP”) as margin will be credited with interest income at a rate approximately equivalent to what MS & Co. and MSIP pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS & Co. and MSIP will be credited with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. The Customer Agreement may be terminated upon notice by either party.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership/Funds and CGM or MS & Co. or MSIP, as applicable, gives the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps, options and forward contracts on the Statements of Financial Condition as the criteria under ASC 210 - 20, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2011 and 2010, were 1,576 and 5,579, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2011 and 2010, were 4,778 and 5,017, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the years ended

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

December 31, 2011 and 2010, were $6,441,200 and $19,374,274, respectively. The monthly average number of options contracts traded directly by the Partnership during the years ended December 31, 2011 and 2010 based on a monthly calculation, were 114 and 435, respectively.

Brokerage commissions are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

The following tables indicate the gross fair values of derivative instruments of futures, forwards and options contracts traded directly by the Partnership as separate assets and liabilities as of December 31, 2011 and 2010.

2011
Assets
Forward Contracts
Metals	$1,409,344

Total unrealized appreciation on open forward contracts	$1,409,344

Liabilities
Forward Contracts
Metals	$(5,663,239)

Total unrealized depreciation on open forward contracts	$(5,663,239)

Net unrealized depreciation on open forward contracts	$(4,253,895)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

2010
Assets
Futures Contracts
Currencies	$1,023,400
Energy	1,076,962
Grains	2,158,741
Interest Rates U.S.	35,017
Interest Rates Non-U.S.	113,936
Livestock	95,380
Metals	3,589,089
Softs	2,714,932

Total unrealized appreciation on open futures contracts	$10,807,457

Liabilities
Futures Contracts
Currencies	$(43,300)
Energy	(13,740)
Grains	(126,997)
Interest Rates U.S.	(6,375)
Interest Rates Non-U.S.	(2,758)
Metals	(15,796,062)
Softs	(65,993)

Total unrealized depreciation on open futures contracts	$(16,055,225)

Net unrealized depreciation on open futures contracts	$(5,247,768)**

**	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	2010
Assets
Forward Contracts
Metals	$67,511,368

Total unrealized appreciation on open forward contracts	$67,511,368

Liabilities
Forward Contracts
Currencies	$(313)
Metals	(54,420,487)

Total unrealized depreciation on open forward contracts	$(54,420,800)

Net unrealized appreciation on open forward contracts	$13,090,568	*

Assets
Options Purchased
Grains	$55,000
Metals	5,280,173

Total options purchased	$5,335,173	**

Liabilities
Options Premium Received
Metals	$(14,130)

Total options premium received	$(14,130	)***

*	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
Sector
Currencies.	$(1,297,551)		$8,442,431		$(1,780,147)
Energy	2,902,797		(18,679,717)		(2,447,142)
Grains	(4,633,963)		7,417,695		(598,463)
Indices	(29,043)		(139,663)		—
Interest Rates U.S.	(1,476,338)		2,310,098		(2,079,594)
Interest Rates Non-U.S.	248,513		6,831,370		(2,180,445)
Livestock	(435,160)		(502,640)		(89,640)
Metals	4,745,428		8,737,672		1,203,412
Softs	1,571,985		6,588,559		(2,264,710)

Total	$1,596,668	****	$21,005,805	****	$(10,236,729	)****

**** This amount is in “Total trading results” on the Statements of Income and Expenses.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

Additional assets allocated to Willowbridge are not invested in a separate limited partnership established by the General Partner, but were held and traded by Willowbridge directly in separate managed accounts in the Partnership’s name. Willowbridge traded the Partnership’s assets directly pursuant to its Vulcan Trading System, Consolidated Commodities Fundamental Trading Program and MStrategy Program, each of which was terminated as of May 31, 2011.

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Morgan Stanley Smith Barney TT II, LLC, (“Transtrend Master”), a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master was formed in order to permit accounts managed now or in the future by Transtrend using the Diversified Trend Program-Enhanced Risk Portfolio (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be a non-managing member of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM, except for Transtrend Master which trades through MS & Co. and MSIP.

A limited partner/non-managing member of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All clearing fees are borne by the Funds. All other fees, including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2011, the Partnership owned approximately 40.8% of AAA Master, 65.6% of Winton Master and 92.5% of Transtrend Master. As of December 31, 2010, the Partnership had approximately 28.7% of AAA Master, 61.9% of Winton Master and 70.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,079,318,861	$102,808,269	$976,510,592
Winton Master	822,377,909	104,133	822,273,776
Transtrend Master	477,312,353	696,440	476,615,913

Total	$2,379,009,123	$103,608,842	$2,275,400,281

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,234,677,140	$254,307,502	$980,369,638
Willowbridge Master	216,360,362	61,729	216,298,633
Winton Master	883,842,483	122,612	883,719,871

Total.	$2,334,879,985	$254,491,843	$2,080,388,142

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the Period ended December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(2,709,296)	$63,710,329	$61,001,033
Winton Master	(300,240)	79,679,566	79,379,326
Transtrend Master	(5,904,221)	(25,167,592)	(31,071,813)
Willowbridge Master	(121,877)	20,669,198	20,547,321

Total	$(9,035,634)	$138,891,501	$129,855,867

	For the Year Ended December 31, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(3,184,749)	$(44,917,645)	$(48,102,394)
Willowbridge Master	(158,932)	(8,681,294)	(8,840,226)
Winton Master	7,858	122,196,753	122,204,611

Total	$(3,335,823)	$68,597,814	$65,261,991

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses			Net Income (Loss)	Investment Objective	Redemption Permitted
				Commissions	Other	Management Fee
For the period ended December 31, 2011

AAA Master	29.37%	$398,463,176	$24,318,514	$908,670	$203,778	$—	$23,206,066	Energy Portfolio	Monthly

Winton Master	39.75%	539,264,494	50,214,977	308,614	62,814	—	49,843,549	Commodity Portfolio	Monthly

Willowbridge Master	—	—	13,236,598	47,521	27,695	—	13,161,382	Commodity Portfolio	Monthly

Transtrend Master	32.47%	440,463,031	(21,987,752)	673,014	112,108	4,108,934	(26,881,808)	Commodity Portfolio	Monthly

Total		$1,378,190,701	$65,782,337	$1,937,819	$406,395	$4,108,934	$59,329,189

	% of Partnership’s			Expenses		Net Income	Investment	Redemption
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
For the year ended December 31, 2010
AAA Master	24.22%	$283,238,250	$(11,370,085)	$821,888	$193,207	$(12,385,180)	Energy Portfolio	Monthly

Willowbridge Master	12.95%	151,432,714	(3,111,326)	185,077	67,635	(3,364,038)	Commodity Portfolio	Monthly

Winton Master	46.79%	547,233,447	72,027,509	369,033	70,709	71,587,767	Commodity Portfolio	Monthly

Total		$981,904,411	$57,546,098	$1,375,998	$331,551	$55,838,549

6.    Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

7.    Financial Highlights:

Changes in the net asset value per unit for Class A for the years ended December 31, 2011, 2010 and 2009 and changes in the net asset value for Class Z for the period ended December 31, 2011 were as follows:

	2011	For the period August 1, 2011 (commencement of offering) to December 31, 2011	2010	2009
	Class A	Class Z	Class A	Class A
Net realized and unrealized gains (losses)*	$111.51	$9.83	$142.91	$(60.42)
Interest income	0.80	0.01	2.70	2.15
Expenses**	(80.76)	(11.27)	(84.40)	(85.48)

Increase (decrease) for the period	31.55	(1.43)	61.21	(143.75)
Net asset value per unit, beginning of period	2,754.39	1,000.00	2,693.18	2,836.93

Net asset value per unit, end of period	$2,785.94	$998.57	$2,754.39	$2,693.18

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2011	For the period August 1, 2011 (commencement of offering) to December 31, 2011		2010***	2009***
	Class A	Class Z		Class A	Class A
Ratios to average net assets:
Net investment income (loss)	(4.2)%	(2.3	)%†	(4.4)%	(4.1)%
Incentive fees	0.6%	—	%*****	0.9%	0.6%

Net investment income (loss) before incentive fees****	(3.6)%	(2.3)%		(3.5)%	(3.5)%

Operating expenses	3.6%	2.3%		3.6%	3.6%
Incentive fees	0.6%	—	%*****	0.9%	0.6%

Total expenses.	4.2%	2.3%		4.5%	4.2%

Total return:
Total return before incentive fees	1.7%	(0.1)%		3.1%	(4.6)%
Incentive fees	(0.6)%	—	%*****	(0.8)%	(0.5)%

Total return after incentive fees	1.1%	(0.1)%		2.3%	(5.1)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses (exclusive of incentive fees).
*****	Due to rounding.
†	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures, forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS & Co., MSIP, CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS & Co. and CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$20,203,529	$32,453,128	$(24,811,366)	$24,025,374
Net income (loss)	$12,584,957	$19,561,177	$(32,370,903)	$14,789,872
Increase (decrease) in net asset value per unit Class A	$24.36	$41.75	$(68.00)	33.44
Increase (decrease) in net asset value per unit Class Z	$10.38	$(11.81)	$—	$—

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$59,255,667	$24,896,125	$(5,081,090)	$(12,158,014)
Net income (loss)	$47,998,682	$16,063,446	$(12,991,075)	$(17,474,748)
Increase (decrease) in net asset value per unit Class A	$112.18	$39.10	$(33.04)	$(57.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods expected in the SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B: Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner, which receives compensation for its services, as set forth under “Item 1. Business.” CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $15,562,349 were earned by CGM for the year ended December 31, 2011. Management fees of $22,487,151 were earned by the Advisors for the year ended December 31, 2011. Administrative fees of $6,456,057 were earned by the General Partner for the year ended December 31, 2011. Incentive fees of $7,504,897 were earned by the Advisors for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	13,803.9229	2.8%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$134,500
2010	$116,900

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1 the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$47,850
2010	$44,100

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    (1)    Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Condensed Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements

(2) Exhibits:

3.1	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to current report on Form 8-K/A filed on December 28, 2009 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(a)    1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)    2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)    3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)    4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e)    5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form quarterly report on 10-Q filed on November 16, 2009 and incorporated herein by reference).

(f)     6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(g)    1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form quarterly report on 10-Q filed on November 16, 2009 and incorporated herein by reference).

(h)    Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Form current report 8-K filed on July 2, 2010 and incorporated herein by reference).

(i)     Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

10.1(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. for 2011 (filed herein).

10.2	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.2(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004 and incorporated herein by reference).

10.3(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited for 2011 (filed herein).

(b)	Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 6, 2012).

10.4	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.5	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009).

10.6	Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009).

10.7	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.8	Joinder Agreement among Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

99.1	Financial Statements of AAA Master Fund LLC.

99.2	Financial Statements of CMF Winton Master L.P.

99.3	Financial Statements of Morgan Stanley Smith Barney TT II, LLC.

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

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
Walter Davis,
President & Director Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 30, 2012	Ian Bernstein Director Ceres Managed Futures LLC Date: March 30, 2011	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Brian Centner	/s/ Colbert Narcisse	/s/ Alper Daglioglu
Brian Centner Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2012	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2012	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 30, 2012	Harry Handler Director Ceres Managed Futures LLC Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.