Form 10-Q
period 2012-03-31
ORION FUTURES FUND LP
filed 2012-05-15
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes    No X

As of April 30, 2012, 504,962.8016 Limited Partnership Class A Redeemable Units were outstanding and 2,115.3274 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

Exhibits

31.1	Certification

31.2	Certification

32.1	Certification

32.2	Certification

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$1,430,812,043	$1,378,190,701
Equity in trading account:
Cash	383,212	315,998
Cash margin	786,644	4,253,895

Total trading equity	1,431,981,899	1,382,760,594
Interest receivable	125	—

Total assets	$1,431,982,024	$1,382,760,594

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$786,644	$4,253,895
Accrued expenses:
Brokerage commissions	4,405,682	3,031,730
Management fees	1,338,329	1,335,280
Administrative fees	594,353	572,991
Other	193,791	148,616
Redemptions payable	20,858,501	16,732,473

Total liabilities	28,177,300	26,074,985

Partners’ Capital:
General Partner, Class Z, (14,402.6803 and 13,803.9229 unit equivalents outstanding at March 31, 2012 and December 31, 2011, respectively)	14,390,726	13,784,183
Limited Partners, Class A, (499,012.3713 and 481,521.5457 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively)	1,387,639,863	1,341,488,244
Limited Partners, Class Z, (1,775.6024 and 1,415.2385 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively)	1,774,135	1,413,182

Total partners’ capital	1,403,804,724	1,356,685,609

Total liabilities and partners’ capital	$1,431,982,024	$1,382,760,594

Class A, net asset value per unit	$2,780.77	$2,785.94

Class Z, net asset value per unit	$999.17	$998.57

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	91	$659,587	0.05%

Total unrealized appreciation on open forward contracts		659,587	0.05

Unrealized Depreciation on Open Forward Contracts
Metals	145	(1,446,231)	(0.10)

Total unrealized depreciation on open forward contracts		(1,446,231)	(0.10)

Investment in Funds
AAA Master Fund LLC		406,974,614	28.99
CMF Winton Master Fund L.P.		530,581,282	37.80
Morgan Stanley Smith Barney TT II, LLC		493,256,147	35.13

Total investment in Funds		1,430,812,043	101.92

Net fair value		$1,430,025,399	101.87%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$319	$47,003
Interest income from investment in Funds	92,733	235,141

Total investment income	93,052	282,144

Expenses:
Brokerage commissions including clearing fees	6,750,432	3,338,174
Management fees	6,122,739	5,376,649
Administrative fees	1,776,829	1,524,583
Incentive fees	—	2,135,984
Other	180,205	198,286

Total expenses	14,830,205	12,573,676

Net investment income (loss)	(14,737,153)	(12,291,532)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(3,467,251)	22,354,572
Net realized gains (losses) on investment in Funds	70,919,890	48,153,657
Change in net unrealized gains (losses) on open contracts	3,467,251	(22,044,795)
Change in net unrealized gains (losses) on investment in Funds	(59,031,003)	(21,382,030)

Total trading results	11,888,887	27,081,404

Net income (loss)	(2,848,266)	14,789,872

Net income (loss) allocation by class:
Class A	$(2,853,133)	$14,789,872

Class Z	$4,867	$0

Net asset value per redeemable unit:
Class A (499,012.3713 and 439,915.9780 units outstanding at March 31, 2012 and 2011, respectively)	$2,780.77	$2,787.83

Class Z (16,178.2827 and 0.0000 units outstanding at March 31, 2012 and 2011, respectively)	$999.17	$0

Net income (loss) per unit:*
Class A	$(5.17)	$33.44

Class Z	$0.60	$0

Weighted average units outstanding:
Class A	501,165.6887	438,843.1977

Class Z	15,914.3928	0

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	"0000000000"	"0000000000"	"0000000000"	"0000000000"	"0000000000"	"0000000000"
	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071
Net income (loss)	(2,853,133)	—	4,867	—	(2,848,266)	—
Subscriptions — Limited Partners	96,239,391	34,378.2663	423,079	420.3639	96,662,470	34,798.6302
Subscriptions — General Partner	—	—	600,000	598.7574	600,000	598.7574
Redemptions — Limited Partners	(47,234,639)	(16,887.4407)	(60,450)	(60.000)	(47,295,089)	(16,947.4407)

Partners’ Capital at March 31, 2012	$1,387,639,863	499,012.3713	$16,164,861	16,178.2827	$1,403,804,724	515,190.6540

	"0000000000"	"0000000000"	"0000000000"	"0000000000"	"0000000000"	"0000000000"

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$1,169,565,735	424,619.0987	$—	—	$1,169,565,735	424,619.0987
Net income (loss)	14,789,872	—	—	—	14,789,872	—
Subscriptions — Limited Partners	82,092,942	29,746.9261	—	—	82,092,942	29,746.9261
Subscriptions — General Partner	—	—	—	—	—	—
Redemptions — Limited Partners	(40,036,581)	(14,450.0468)	—	—	(40,036,581)	(14,450.0468)

Partners’ Capital at March 31, 2011	$1,226,411,968	439,915.9780	$—	—	$1,226,411,968	439,915.9780

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1.    General:

Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, livestock, lumber, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5, “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately continues to offer redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2012, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge Associates Inc. (“Willowbridge”) also directly traded a managed account in the Partnership’s name until it was terminated as an advisor to the Partnership on May 31, 2011.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). On August 1, 2011 Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012, and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012, and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2012, and 2011 were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Class A	Class Z	Class A
Net realized and unrealized gains (losses)*	$10.60	$6.25	$53.85
Interest income	0.18	0.06	0.65
Expenses**	(15.95)	(5.71)	(21.06)

Increase (decrease) for the period	(5.17)	0.60	33.44
Net asset value per unit, beginning of period	2,785.94	998.57	2,754.39

Net asset value per unit, end of period	$2,780.77	$999.17	$2,787.83

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Three Months Ended
	March 31, 2012***		March 31, 2011***
	Class A	Class Z	Class A
Ratios to average net assets:****
Net investment income (loss)	(4.3)%	(3.6)	(3.6)%
Incentive fees	—%	—%	0.2

Net investment income (loss) before incentive fees*****	(4.3)%	(3.6)%	(3.4)%

Operating expense	4.3%	3.6%	3.6%
Incentive fees	—%	—%	0.2%

Total expenses	4.3%	3.6%	3.8%

Total return:
Total return before incentive fees	(0.2)%	0.1%	1.4%
Incentive fees	—%	—%	(0.2)%

Total return after incentive fees	(0.2)%	0.1%	1.2%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Annualized (other than incentive fees).
*****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership/Funds and CGM or Morgan Stanley & Co. LLC (“MS & Co”) or Morgan Stanley & Co. International PLC (“MSIP”), as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet”, have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2012, and 2011, were 0 and 4,969, respectively. The monthly average number of metal forward contracts traded directly by the Partnership, during the three months ended March 31, 2012, and 2011, were 303 and 9,217, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2012, and 2011, were 0 and 342, respectively. The monthly average notional value of currency forward contracts, held directly by the Partnership during the three months ended March 31, 2012, and 2011, were $0 and $16,830,166, respectively.

Brokerage commissions are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

The following tables indicate the gross fair values of derivative instruments of forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2012, and December 31, 2011.

March 31, 2012
Assets
Forward Contracts
Metals	$659,587

Total unrealized appreciation on open forward contracts	$659,587

Liabilities
Forward Contracts
Metals	$(1,446,231)

Total unrealized depreciation on open forward contracts	$(1,446,231)

Net unrealized depreciation on open forward contracts	$(786,644)*

December 31, 2011
Assets
Forward Contracts
Metals	$1,409,344

Total unrealized appreciation on open forward contracts	$1,409,344

Liabilities
Forward Contracts
Metals	(5,663,239)

Total unrealized depreciation on open forward contracts	$(5,663,239)

Net unrealized depreciation on open forward contracts*	$(4,253,895)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012, and 2011.

Sector	Three Months Ended March 31, 2012 Gain (loss) from trading		Three Months Ended March 31, 2011 Total trading results
Currencies	$—		$(1,402,868)
Energy	—		3,530,419
Grains	—		(2,466,349)
Indices	—		(30,618)
Interest Rates U.S.	—		(1,997,411)
Interest Rates Non-U.S.	—		(15,903)
Livestock	—		(85,180)
Metals	—		2,327,456
Softs	—		450,231

Total	$—	**	$309,777 **

**	This amount is in “Total trading results” on the Statements of Income and Expenses.

4.    Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership’s and the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Partnership’s and the Funds’ Statements of Income and Expenses.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership/Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012, and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$659,587	$659,587	$—	$—
Investment in Funds	1,430,812,043	—	1,430,812,043	—

Total assets	$1,431,471,630	$659,587	$1,430,812,043	$—

Liabilities
Forwards	$1,446,231	$1,446,231	$—	$—

Total liabilities	$1,446,231	$1,446,231	—	—

Net fair value	$1,430,025,399	$(786,644)	$1,430,812,043	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$1,409,344	$1,409,344	$—	$—
Investment in Funds	1,378,190,701	—	1,378,190,701	—

Total assets	$1,379,600,045	$1,409,344	$1,378,190,701	$—

Liabilities
Forwards	$5,663,239	$5,663,239	$—	$—

Total liabilities	5,663,239	5,663,239	—	—

Net fair value	$1,373,936,806	$(4,253,895)	$1,378,190,701	$—

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program at 150% leverage, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Morgan Stanley Smith Barney TT II, LLC, (“Transtrend Master”), a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master was formed in order to permit accounts managed now or in the future by Transtrend using the Diversified Trend Program-Enhanced Risk Portfolio (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2012.

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

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

A limited partner/non-managing member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees, including CGM’s direct brokerage commissions, are charged at the Partnership level.

At March 31, 2012, the Partnership owned approximately 42.0% of AAA Master, 93.2% of Transtrend Master and 64.9% of Winton Master. At December 31, 2011, the Partnership owned approximately 40.8% of AAA Master, 65.6% of Winton Master and 92.5% of Transtrend Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,059,848,408	$91,038,471	$968,809,937
Transtrend Master	529,832,289	797,959	529,034,330
Winton Master	820,063,704	3,108,679	816,955,025

Total	$2,409,744,401	$94,945,109	$2,314,799,292

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,079,318,861	$102,808,269	$976,510,592
Transtrend Master	477,312,353	696,440	476,615,913
Winton Master	822,377,909	104,133	822,273,776

Total	$2,379,009,123	$103,608,842	$2,275,400,281

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(900,458)	$(692,311)	$(1,592,769)
Transtrend Master	(2,717,204)	17,771,365	15,054,161
Winton Master	(150,144)	(6,587,082)	(6,737,226)

Total	$(3,767,806)	$10,491,972	$6,724,166

	For the three months ended March 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(635,255)	$23,936,932	$23,301,677
Willowbridge Master	(25,559)	6,874,935	6,849,376
Winton Master	46,285	22,234,532	22,280,817

Total	$(614,529)	$53,046,399	$52,431,870

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012
Funds	% of Partnership’s	Fair	Income	Expenses		Management	Net	Investment	Redemptions
	Net Assets	Value	(Loss)	Commissions	Other	Fee	Income (Loss)	Objective	Permitted
AAA Master	28.99%	$406,974,614	$(288,748)	$355,792	$42,753	$—	$(687,293)	Energy Markets	Monthly
Transtrend Master	35.13%	493,256,147	16,426,640	375,322	—	2,118,207	13,933,111	Commodity Portfolio	Monthly
Winton Master	37.80%	530,581,282	(4,156,272)	133,188	14,966	—	(4,304,426)	Commodity Portfolio	Monthly

Total		$1,430,812,043	$11,981,620	$864,302	$57,719	$2,118,207	$8,941,392

	December 31, 2011		For the three months ended March 31, 2011
Funds	% of Partnership’s	Fair	Income	Expenses		Net	Investment	Redemptions
	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
AAA Master	29.37%	$398,463,176	$7,705,865	$209,582	$55,847	$7,440,436	Energy Markets	Monthly
Transtrend Master	32.47%	440,463,031	—	—	—	—	Commodity Portfolio	Monthly
Willowbridge Master	—	—	5,006,433	27,220	20,937	4,958,276	Commodity Portfolio	Monthly
Winton Master	39.75%	539,264,494	14,294,470	80,552	18,825	14,195,093	Commodity Portfolio	Monthly

Total		$1,378,190,701	$27,006,768	$317,354	$95,609	$26,593,805

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, certain forward and certain option contracts. OTC contracts are negotiated between contracting parties and include swaps and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 7% to 17% of its contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS & Co., MSIP, CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership and the Funds assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS & Co. MSIP or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of nonexchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012, and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

March 31, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash and cash equivalents, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital increased 3.5% from $1,356,685,609 to $1,403,804,724. This increase was attributable to the subscriptions of 34,378.2663 Class A Redeemable Units totaling $96,239,391, subscriptions of 420.3639 Class Z Redeemable Units totaling $423,079 and General Partner contributions representing 598.7574 Class Z unit equivalents totaling $600,000, which was partially offset by a net loss from operations of $2,848,266, coupled with the redemptions of 16,887.4407 Class A Redeemable Units totaling $47,234,639 and 60.0000 Class Z Redeemable Units totaling $60,450. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit for Class A decreased 0.2% from $2,785.94 to $2,780.77 as compared to an increase of 1.2% in the first quarter of 2011. During the Partnership’s first quarter of 2012, the net asset value per unit for Class Z increased 0.1% from $998.57 to $999.17. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2012 of $11,888,887. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, non-U.S. interest rates, livestock and indices, and were partially offset by losses in currencies, grains, U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2011 of $27,081,404. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, metals, non-U.S. interest rates, indices and softs and were partially offset by losses in currencies, grains, U.S. interest rates and livestock.

The most significant trading gains were recorded from trading in global stock indices and energies. In global stock indices, long futures positions in North American indices benefited as prices were boosted by the economic recovery in the United States, which seemed stronger than initially anticipated. Further gains were recorded from long futures positions in European and Asian Pacific stock indices as prices rallied given a resolution to the Greek debt crisis, which saw investors seek “risk assets” during the month. In energies gains were recorded during February as long futures positions in RBOB gasoline benefited as prices rallied given concerns over potential supply disruptions in Iran. Additional gains were recorded in energies during February from long futures positions in WTI crude oil as prices moved higher on global supply concerns. Lastly, trading in energies during March was profitable as short futures positions in natural gas benefited from the unseasonably warm end to winter and weakening demand for the commodity.

The most significant trading losses were incurred in currencies during February from long positions in the Japanese yen as the value of the yen declined relative to the U.S. dollar after the Bank of Japan said it would increase the size of its asset-purchase fund, dampening demand for the Japanese currency. Additional currency losses were incurred during March from long positions in the Australian and Canadian dollar. Further losses were incurred in currencies from short positions in the Euro as the value of the European common currency rallied given a resolution to the debt crisis in Greece. Additional losses were incurred from trading in global interest rates during February and March as long futures positions in U.S. Treasury bonds, U.S. Treasury notes, and Eurodollars as a “risk on” environment in global markets saw investors seeking “risk assets” as opposed to “safe haven” assets, like government debt, as a resolution to the Greek debt crisis materialized. Trading in agricultural commodities incurred losses as short futures positions in soybeans and corn were negatively impacted as prices rallied on speculation China, will increase purchases from the U.S. Lastly, in metals, losses were recorded in March from long futures positions in silver and gold as prices declined during the month as concerns over an economic slowdown in China pushed precious metals prices lower.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increases the risks involved in commodity trading, but also increase the possibility for profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expects to increase capital through operations.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. MS & Co. and MSIP credits Transtrend Master at each month-end with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% of each month on the assets on deposit with MS & Co. and MSIP. Interest income earned by the Partnership for the three months ended March 31, 2012, decreased by $189,092, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS & Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and clearing fees for the three months ended March 31, 2012, increased by $3,412,258, as compared to the corresponding period in 2011. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees payable to Transtrend are charged at Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2012, increased by $746,090, as compared to the corresponding period in 2011. The increase in management fees is due to higher average adjusted net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2012, increased by $252,246, as compared to the corresponding period in 2011. The increase in administrative fees is due to higher average adjusted net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in each management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2012. Trading performance for the three months ended March 31, 2011 resulted in incentive fees of $2,135,984.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011

AAA Capital Management Advisors Limited	28%	29%

Winton Capital Management Limited	37%	40%

Transtrend BV Inc	35%	31%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge directly traded a managed account in the Partnership’s name until it was terminated as advisor to the Partnership on May 31, 2011. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012, and December 31, 2011. As of March 31,2012, the Partnership’s total capitalization was $1,403,804,724.

March 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$50,093,965	3.57%
Currencies	40,571,490	2.89%
Indices	28,817,652	2.05%
Interest Rates	27,815,858	1.98%

Total	$147,298,965	10.49%

As of December 31, 2011, the Partnership’s total capitalization was $1,356,685,609.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$38,048,435	2.81%
Currencies	19,717,887	1.45%
Indices	7,247,962	0.53%
Interest Rates	17,278,795	1.28%

Total	$82,293,079	6.07%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2012, and December 31, 2011, and the highest, lowest and average value at any point during the three months ended March 31, 2012, and for the twelve months ended December 31, 2011. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2012, AAA Master’s total capitalization was $968,809,937. The Partnership owned approximately 42.0% of AAA Master. As of March 31, 2012, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$42,216,264	4.36%	$74,809,915	$26,234,892	$47,763,839
Grains	334,150	0.03%	417,240	257,513	305,750
Lumber	32,000	0.00%**	96,000	1,600	32,000
Softs	357,525	0.04%	2,042,500	357,525	847,508

Total	$42,939,939	4.43%

*	Average of month-end Values at Risk.
**	Due to rounding

As of December 31, 2011, AAA Master’s total capitalization was $976,510,592. The Partnership owned approximately 40.8% of AAA Master. As of December 31, 2011, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$55,102,501	5.64%	$94,389,860	$26,234,892	$59,052,953
Grains	296,485	0.03%	301,619	53,188	150,902
Indices	1,456,343	0.15%	2,900,159	17,268	1,177,895
Lumber	41,000	0.01%	156,000	1,600	50,692
Softs	2,042,500	0.21%	2,261,000	108,000	1,188,141

Total	$58,938,829	6.04%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Winton Master’s total capitalization was $816,955,025. The Partnership owned approximately 64.9% of Winton Master. As of March 31, 2012, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,770,243	4.01%	$34,270,494	$8,078,809	$30,155,496
Energy	10,850,962	1.33%	11,050,143	2,085,790	8,719,757
Grains	2,361,564	0.29%	4,371,245	1,505,551	3,030,813
Indices	23,591,477	2.89%	30,512,453	8,217,059	23,631,762
Interest Rates U.S.	3,822,340	0.47%	10,629,550	539,209	6,638,528
Interest Rates Non-U.S.	11,844,253	1.44%	21,596,400	3,615,228	14,305,649
Livestock	451,200	0.06%	451,200	44,375	401,100
Lumber	19,500	0.00%**	21,000	1,500	13,000
Metals	6,863,837	0.84%	9,553,925	6,413,729	7,630,585
Softs	1,859,527	0.23%	2,551,922	463,289	1,919,370

Total	$94,434,903	11.56%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Winton Master’s Value total capitalization was $822,273,776. The Partnership owned approximately 65.6% of Winton Master. As of December 31, 2011, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$19,312,483	2.35%	$19,312,483	$6,398,762	$12,470,587
Energy	1,525,274	0.19%	4,524,046	1,245,529	2,842,674
Grains	2,535,708	0.31%	4,371,245	540,481	2,326,464
Indices	6,526,149	0.79%	17,629,694	3,776,392	10,297,535
Interest Rates U.S.	5,466,250	0.67%	8,976,950	539,209	4,614,681
Interest Rates Non-U.S.	12,924,419	1.57%	15,134,879	2,448,536	8,402,040
Livestock	262,550	0.03%	340,400	42,650	213,377
Metals	6,253,557	0.76%	7,869,347	3,994,864	5,990,862
Softs	1,583,804	0.19%	2,456,982	329,218	1,207,483

Total	$56,390,194	6.86%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Transtrend Master’s total capitalization was $529,034,330. The Partnership owned approximately 93.2% of Transtrend Master. As of March 31, 2012, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$17,517,314	3.31%	$20,966,426	$13,667,931	$17,478,629
Currencies	19,303,602	3.65%	41,325,209	10,128,961	29,804,545
Equity	13,506,783	2.55%	14,826,852	4,231,868	10,770,049
Interest Rates	17,648,239	3.34%	20,024,732	11,155,384	16,408,509

Total	$67,975,938	12.85%

*	Average of month-end Values at Risk.

As of December 31, 2011, Trandstrend Master total capitalization was $476,615,913. The Partnership owned 92.5% of Transtrend Master. As of December 31, 2011, Trandstrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$17,904,472	3.76%	$26,711,030	$512,564	$9,752,503
Currencies	9,977,318	2.09%	22,372,356	688,683	7,090,978
Equity	4,335,111	0.91%	9,307,243	778,042	2,729,767
Interest Rates	14,916,316	3.13%	15,002,665	398,638	5,207,746

Total	$47,133,217	9.89%

*	Annual average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2012, there were subscriptions of 34,378.2663 Class A Redeemable Units totaling $96,239,391 and 420.3639 Class Z Redeemable Units totaling $423,079, and 598.7574 General Partner contributions representing Class Z unit equivalents totaling $600,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	4,684.8230	$2,808.40	—	$1,007.28	N/A	N/A
February 1, 2012 – February 29, 2012	4,705.2305	$2,811.61	50.0000	$1,009.16	N/A	N/A
March 1, 2012 – March 31, 2012	7,497.3872	$2,780.77	10.0000	$999.17	N/A	N/A
Total	16,887.4407	$2,797.03	60.0000	$1,007.50

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item	3. Defaults Upon Senior Securities. None.

Item	4. Mine Safety Disclosures. None

Item	5. Other Information. None.

Item 6.    Exhibits

3.1		Third Amended and Restated Limited Partnership Agreement, dated June 1, 2011 (filed as Exhibit 3.1 to the Form 10-Q filed on August 15, 2011) and incorporated herein by reference.

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

	(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

	(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(h)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.

	(i)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 31 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

	(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 30, 2012) and incorporated herein by reference.

10.2		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.3		Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.

	(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 30, 2012) and incorporated herein by reference.

10.4		Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.5		Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.6		Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.7		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.8		Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date: May 15, 2012