Form 10-Q
period 2012-09-30
ORION FUTURES FUND LP
filed 2012-11-14
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes    No X

As of October 31, 2012, 507,265.2648 Limited Partnership Class A Redeemable Units were outstanding and 2,190.0682 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$1,444,585,241	$1,378,190,701
Equity in trading account:
Cash	250,248	315,998
Cash margin	819,581	4,253,895

Total trading equity	1,445,655,070	1,382,760,594
Interest receivable	50	0

Total assets	$1,445,655,120	$1,382,760,594

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$819,581	$4,253,895
Accrued expenses:
Brokerage commissions	5,223,043	3,031,730
Management fees	1,347,618	1,335,280
Administrative fees	599,752	572,991
Other	59,393	148,616
Redemptions payable	12,915,505	16,732,473

Total liabilities	20,964,892	26,074,985

Partners’ Capital:
General Partner, Class Z, (14,402.6803 and 13,803.9229 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively)	14,280,113	13,784,183
Limited Partners, Class A, (513,254.3548 and 481,521.5457 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	1,408,188,598	1,341,488,244
Limited Partners, Class Z, (2,240.6662 and 1,415.2385 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	2,221,517	1,413,182

Total partners’ capital	1,424,690,228	1,356,685,609

Total liabilities and partners’ capital	$1,445,655,120	$1,382,760,594

Class A, net asset value per unit	$2,743.65	$2,785.94

Class Z, net asset value per unit	$991.49	$998.57

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners' Capital
Unrealized Appreciation on Open Forward Contracts
Metals	78	$431,381	0.03%

Total unrealized appreciation on open forward contracts		431,381	0.03

Unrealized Depreciation on Open Forward Contracts
Metals	138	(1,250,962)	(0.09)

Total unrealized depreciation on open forward contracts		(1,250,962)	(0.09)

Investment in Funds
AAA Master Fund LLC		425,781,580	29.89
CMF Winton Master Fund L.P.		513,362,498	36.03
Morgan Stanley Smith Barney TT II, LLC		505,441,163	35.48

Total investment in Funds		1,444,585,241	101.40

Net fair value		$1,443,765,660	101.34%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$149	$199	$576	$53,981
Interest income from investment in Funds	132,295	24,742	334,769	304,088

Total investment income	132,444	24,941	335,345	358,069

Expenses:
Brokerage commissions including clearing fees	7,769,713	4,402,696	22,288,243	11,517,150
Management fees	6,344,305	5,703,113	18,664,659	16,738,405
Administrative fees	1,826,425	1,651,697	5,400,869	4,788,950
Incentive fees	9,052	5,368,913	811,930	7,504,897
Other	119,392	168,228	444,393	654,738

Total expenses	16,068,887	17,294,647	47,610,094	41,204,140

Net investment income (loss)	(15,936,443)	(17,269,706)	(47,274,749)	(40,846,071)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	(1,438,435)	(3,434,314)	16,663,530
Net realized gains (losses) on investment in Funds	17,593,510	25,217,187	113,342,956	44,471,691
Change in net unrealized gains (losses) on open contracts	0	1,438,435	3,434,314	(15,066,862)
Change in net unrealized gains (losses) on investment in Funds	11,789,612	11,613,696	(88,310,939)	(3,242,142)

Total trading results	29,383,122	36,830,883	25,032,017	42,826,217

Net income (loss)	$13,446,679	$19,561,177	$(22,242,732)	$1,980,146

Net income (loss) allocation by class:
Class A	$13,239,532	$19,566,516	$(22,116,625)	$1,985,485

Class Z	$207,147	$(5,339)	$(126,107)	$(5,339)

Net asset value per unit:
Class A (513,254.3548 and 471,598.0191 units outstanding at September 30, 2012 and 2011, respectively)	$2,743.65	$2,761.58	$2,743.65	$2,761.58

Class Z (16,643.3465 and 700.3039 units outstanding at September 30, 2012 and 2011, respectively)	$991.49	$988.19	$991.49	$988.19

Net income (loss) per unit:*
Class A	$26.38	$41.75	$(42.29)	$7.19

Class Z	$12.32	$(11.81)	$(7.08)	$(11.81)

Weighted average units outstanding:
Class A	515,928.7948	472,737.9748	509,380.9400	456,813.7306

Class Z	16,660.2295	400.4765	16,383.7642	400.4765

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071
Net income (loss)	(22,116,625)	0	(126,107)	0	(22,242,732)	0
Subscriptions - Limited Partners	219,734,885	78,648.3210	942,584	936.0767	220,677,469	79,584.3977
Subscriptions - General Partner	0	0	600,000	598.7574	600,000	598.7574
Redemptions - Limited Partners	(130,917,906)	(46,915.5119)	(112,212)	(110.6490)	(131,030,118)	(47,026.1609)

Partners’ Capital at September 30, 2012	$1,408,188,598	513,254.3548	$16,501,630	16,643.3465	$1,424,690,228	529,897.7013

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$1,169,565,735	424,619.0987	$0	0	$1,169,565,735	424,619.0987
Net income (loss)	1,985,485	0	(5,339)	0	1,980,146	0
Subscriptions - Limited Partners	250,841,018	90,175.1521	697,371	700.3039	251,538,389	90,875.4560
Subscriptions - General Partner	1,550,000	556.0836	0	0	1,550,000	556.0836
Redemptions - Limited Partners	(121,587,590)	(43,752.3153)	0	0	(121,587,590)	(43,752.3153)

Partners’ Capital at September 30, 2011	$1,302,354,648	471,598.0191	$692,032	700.3039	$1,303,046,680	472,298.3230

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Willowbridge Associates Inc. (“Willowbridge”) also directly traded a managed account in the Partnership’s name until it was terminated as an advisor to the Partnership on May 31, 2011.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012, and December 31, 2011, and the results of its operations for the three and nine months ended September 30, 2012 and 2011 and changes in partners’ capital for the nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	For the period August 1, 2011 (commencement of operations) to September 30, 2011	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011	For the period August 1, 2011 (commencement of operations) to September 30, 2011
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)*	$42.09	$17.97	$68.98	$(6.17)	$6.26	$10.36	$71.44	$(6.17)
Interest income	0.26	0.09	0.06	0.01	0.65	0.23	0.82	0.01
Expenses**	(15.97)	(5.74)	(27.29)	(5.65)	(49.20)	(17.67)	(65.07)	(5.65)

Increase (decrease) for the period	26.38	12.32	41.75	(11.81)	(42.29)	(7.08)	7.19	(11.81)
Net asset value per unit, beginning of period	2,717.27	979.17	2,719.83	1,000.00	2,785.94	998.57	2,754.39	1,000.00

Net asset value per unit, end of period	$2,743.65	$991.49	$2,761.58	$988.19	$2,743.65	$991.49	$2,761.58	$988.19

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011***	For the period August 1, 2011 (commencement of operations) to September 30, 2011***	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011***	For the period August 1, 2011 (commencement of operations) to September 30, 2011***
	Class A		Class Z		Class A	Class Z	Class A		Class Z	Class A	Class Z
Ratios to average net assets:****
Net investment income (loss)	(4.4)%		(3.0)%		(4.1)%	(3.3)%	(4.4)%		(3.8)%	(4.2)%	(3.3)%
Incentive fees	0.0	%******	0.0	%******	0.4%	0.1%	0.0	%******	0.1%	0.6%	0.1%

Net investment income (loss) before incentive fees*****	(4.4)%		(3.0)%		(3.7)%	(3.2)%	(4.4)%		(3.7)%	(3.6)%	(3.2)%

Operating expense	4.5%		3.3%		3.7%	3.2%	4.4%		3.7%	3.6%	3.2%
Incentive fees	0.0	%******	0.0	%******	0.4%	0.1%	0.0	%******	0.1%	0.6%	0.1%

Total expenses	4.5%		3.3%		4.1%	3.3%	4.4%		3.8%	4.2%	3.3%

Total return:
Total return before incentive fees	1.0%		1.3%		2.0%	(1.1)%	(1.5)%		(0.6)%	0.8%	(1.1)%
Incentive fees	0.0	%******	0.0	%******	(0.5)%	(0.1)%	(0.0	)%******	(0.1)%	(0.5)%	(0.1)%

Total return after incentive fees	1.0%		1.3%		1.5%	(1.2)%	(1.5)%		(0.7)%	0.3%	(1.2)%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.
****	Annualized (other than incentive fees).
*****	Interest income less total expenses.
******	Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 0. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 0 and 2,101, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 216 and 1,727, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 249 and 6,053, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 was 0. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 0 and 152, respectively. The monthly average notional value of currency forward contracts held by the Partnership during the three months ended September 30, 2012 and 2011 was $0. The monthly average notional value of currency forward contracts held by the Partnership during the nine months ended September 30, 2012 and 2011 were $0 and $8,588,266, respectively.

Brokerage commissions are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

The following tables indicate the gross fair values of derivative instruments of forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Forward Contracts
Metals	$431,381

Total unrealized appreciation on open forward contracts	$431,381

Liabilities
Forward Contracts
Metals	$(1,250,962)

Total unrealized depreciation on open forward contracts	$(1,250,962)

Net unrealized depreciation on open forward contracts	$(819,581)*

December 31, 2011
Assets
Forward Contracts
Metals	$1,409,344

Total unrealized appreciation on open forward contracts	$1,409,344

Liabilities
Forward Contracts
Metals	(5,663,239)

Total unrealized depreciation on open forward contracts	$(5,663,239)

Net unrealized depreciation on open forward contracts	$(4,253,895)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2012 and 2011.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading		Three Months Ended September 30, 2011 Total trading results		Nine Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2011 Gain (loss) from trading
Currencies	$0		$0		$0		$(1,297,551)
Energy	0		0		0		2,902,797
Grains	0		0		0		(4,633,963)
Indices	0		0		0		(29,043)
Interest Rates U.S.	0		0		0		(1,476,338)
Interest Rates Non-U.S.	0		0		0		248,513
Livestock	0		0		0		(435,160)
Metals	0		0		0		4,745,428
Softs	0		0		0		1,571,985

Total	$0	**	$0	**	$0	**	$1,596,668 **

**	This amount is included in “Total trading results” on the Statements of Income and Expenses.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”)”. The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership/Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012, and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$431,381	$431,381	$0	$0
Investment in Funds	1,444,585,241	0	1,444,585,241	0

Total assets	$1,445,016,622	$431,381	$1,444,585,241	$0

Liabilities
Forwards	$1,250,962	$1,250,962	$0	$0

Total liabilities	$1,250,962	$1,250,962	$0	$0

Net fair value	$1,443,765,660	$(819,581)	$1,444,585,241	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$1,409,344	$1,409,344	$0	$0
Investment in Funds	1,378,190,701	0	1,378,190,701	0

Total assets	$1,379,600,045	$1,409,344	$1,378,190,701	$0

Liabilities
Forwards	$5,663,239	$5,663,239	$0	$0

Total liabilities	$5,663,239	$5,663,239	$0	$0

Net fair value	$1,373,936,806	$(4,253,895)	$1,378,190,701	$0

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2012.

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

September 30, 2012

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

At September 30, 2012, the Partnership owned approximately 45.7% of AAA Master, 93.5% of Transtrend Master and 66.4% of Winton Master. At December 31, 2011, the Partnership owned approximately 40.8% of AAA Master, 92.5% of Transtrend Master and 65.6% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,026,645,435	$94,748,021	$931,897,414
Transtrend Master	541,370,529	848,848	540,521,681
Winton Master	779,216,183	5,928,303	773,287,880

Total	$2,347,232,147	$101,525,172	$2,245,706,975

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
AAA Master	$1,079,318,861	$102,808,269	$976,510,592
Transtrend Master	477,312,353	696,440	476,615,913
Winton Master	822,377,909	104,133	822,273,776

Total	$2,379,009,123	$103,608,842	$2,275,400,281

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(799,515)	$60,107,931	$59,308,416
Transtrend Master	(3,021,720)	(6,472,573)	(9,494,293)
Winton Master	(104,610)	12,887,957	12,783,347

Total	$(3,925,845)	$66,523,315	$62,597,470

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(2,472,056)	$31,510,989	$29,038,933
Transtrend Master	(9,527,037)	32,450,682	22,923,645
Winton Master	(403,260)	(30,088,509)	(30,491,769)

Total	$(12,402,353)	$33,873,162	$21,470,809

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(608,827)	$20,925,811	$20,316,984
Transtrend Master	(2,263,834)	(14,676,082)	(16,939,916)
Winton Master	(115,599)	65,557,693	65,442,094

Total	$(2,988,260)	$71,807,422	$68,819,162

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(1,998,001)	$16,706,074	$14,708,073
Transtrend Master	(3,661,569)	(28,176,397)	(31,837,966)
Winton Master	(172,947)	76,099,292	75,926,345
Willowbridge Master (a)	(58,428)	18,287,865	18,229,437

Total	$(5,890,945)	$82,916,834	$77,025,889

(a)	From January 1, 2011 through May 31, 2011, the date the Partnership fully redeemed its interest in Willowbridge Master.

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fee	Incentive Fee	Income (Loss)	Objective	Permitted
AAA Master	29.89%	$425,781,580	$27,213,443	$398,662	$9,663	$0.00	$0.00	$26,805,118	Energy Markets	Monthly
Transtrend Master	35.48%	505,441,163	(6,157,408)	480,353	0	2,294,167	9,052	(8,940,980)	Commodity Portfolio	Monthly
Winton Master	36.03%	513,362,498	8,459,382	133,260	11,356	0.00	0.00	8,314,766	Commodity Portfolio	Monthly

Total		$1,444,585,241	$29,515,417	$1,012,275	$21,019	$2,294,167	$9,052	$26,178,904

	September 30, 2012		For the nine months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fee	Incentive Fee	Income (loss)	Objective	Permitted
AAA Master	29.89%	$425,781,580	$14,970,646	$1,096,186	$84,550	$0	$0	$13,789,910	Energy Markets	Monthly
Transtrend Master	35.48%	505,441,163	29,909,175	1,323,222	0	6,658,508	811,931	21,115,514	Commodity Portfolio	Monthly
Winton Master	36.03%	513,362,498	(19,513,035)	418,719	38,109	0	0	(19,969,863)	Commodity Portfolio	Monthly

Total		$1,444,585,241	$25,366,786	$2,838,127	$122,659	$6,658,508	$811,931	$14,935,561

	December 31, 2011		For the three months ended September 30, 2011
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fee	Incentive Fee	Income (Loss)	Objective	Permitted
AAA Master	29.37%	$398,463,176	$8,381,422	$202,731	$51,907	$0	$0	$8,126,784	Energy Markets	Monthly
Transtrend Master	32.47%	440,463,031	(13,395,345)	313,596	0	1,738,778	0	(15,447,719)	Commodity Portfolio	Monthly
Winton Master	39.75%	539,264,494	41,869,548	79,876	13,907	0	0	41,775,765	Commodity Portfolio	Monthly

Total		$1,378,190,701	$36,855,625	$596,203	$65,814	$1,738,778	$0	$34,454,830

	December 31, 2011		For the nine months ended September 30, 2011
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fee	Incentive Fee	Income (loss)	Objective	Permitted
AAA Master	29.37%	$398,463,176	$5,140,821	$643,899	$176,910	$0	$0	$4,320,012	Energy Markets	Monthly
Transtrend Master	32.47%	440,463,031	(24,781,090)	453,128	112,108	2,299,318	0	(27,645,644)	Commodity Portfolio	Monthly
Willowbridge Master (a)	0%	—	13,236,598	47,521	27,695	0	0	13,161,382	Commodity Portfolio	Monthly
Winton Master	39.75%	539,264,494	47,937,308	240,927	44,179	0	0	47,652,202	Commodity Portfolio	Monthly

Total		$1,378,190,701	$41,553,637	$1,385,475	$360,892	$2,299,318	$0	$37,487,952

(a)	From January 1, 2011 through May 31, 2011, the date the Partnership fully redeemed its interest in Willowbridge Master.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 7.0% to 17.0% of its contracts are traded OTC.

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

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash and cash equivalents, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital increased 5.0% from $1,356,685,609 to $1,424,690,228. This increase was attributable to the subscriptions of 78,648.3210 Class A Redeemable Units totaling $219,734,885, subscriptions of 936.0767 Class Z Redeemable Units totaling $942,584 and General Partner contributions representing 598.7574 Class Z unit equivalents totaling $600,000, which was partially offset by a net loss of $22,242,732, coupled with the redemptions of 46,915.5119 Class A Redeemable Units totaling $130,917,906 and 110.6490 Class Z Redeemable Units totaling $112,212. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit for Class A increased 1.0% from $2,717.27 to $2,743.65, as compared to an increase of 1.5% in the third quarter of 2011. During the Partnership’s third quarter of 2012, the net asset value per unit for Class Z increased 1.3% from $979.17 to $991.49. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2012 of $29,383,122. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, currencies, and indices, and were partially offset by losses in metals and agricultural commodities. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2011 of $36,830,883. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, metals, U.S. and non-U.S. interest rates and softs, and were partially offset by losses in currencies, grains, livestock and indices.

During the third quarter of 2012, the most significant gains were recorded in global interest rate futures during July from long futures positions in Euro bonds as prices rallied as investors sought “safe haven” assets given the continued concern about the euro zone debt crisis. Further gains were recorded from long futures positions in U.S. Treasury notes during July. Global stock indices recorded gains during September from long futures positions in the S&P 500 Index as equity prices rallied due to speculative buying on the back of the announcement that the U.S. Federal Reserve would continue with a third round of quantitative easing. Additional gains were recorded in energies from long futures positions in RBOB gasoline as prices trended higher and demand for refined products increased during July and August. Further gains were recorded in energies from short futures positions in natural gas as prices declined during August due to seasonably mild temperatures throughout the United States.

Gains were also recorded in currencies during July from short positions in the Euro as its value declined versus the U.S. dollar given concerns about the financial “health” of the euro zone and Europe’s ability to service its debt burden. A portion of the Partnership’s gains for the quarter was offset by losses from trading in metals and agricultural commodities. The most significant losses were incurred during August in metals trading from short futures positions in copper and lead, which rallied on news that China, the world’s largest consumer of industrial metals, would look to economic stimulus to help boost their economy, thus pushing industrial metals prices higher. Additional losses were incurred during September from short futures in aluminum as prices rallied after the U.S. Federal Reserve announced a third round of quantitative easing to boost the economy, which benefited prices of metals. Losses were also incurred in agricultural commodities during September from long futures positions in soybeans as prices fell on speculation that slowing growth in China and Europe will cut demand. Further losses were incurred from long futures positions in corn as grain prices also fell on speculation that Midwest rain during August limited crop damage caused by the severe drought in June and July in the U.S.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit for Class A decreased 1.5% from $2,785.94 to $2,743.65, as compared to an increase of 0.3% during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the net asset value per unit for Class Z decreased 0.7% from $998.57 to $991.49. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2012 of $25,032,017. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in U.S. and non-U.S. interest rates and indices, and were partially offset by losses in currencies, energy, metals and agricultural commodities. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2011 of $42,826,217. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, metals, softs, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, livestock and indices.

During the nine months ended September 30, 2012, the most significant trading losses were incurred in currencies during February, from long positions in the Japanese yen as the value of the yen declined relative to the U.S. dollar after the Bank of Japan said it would increase the size of its asset-purchase fund, damping demand for the Japanese currency. Additional currency losses were incurred during March from long positions in the Australian and Canadian dollar. Losses were also incurred in currencies during June, August and September from short positions in the Euro as the value of the Euro zone currency advanced versus the U.S. dollar given a potential resolution to the debt crisis in Greece. Trading in agricultural commodities incurred losses during June as short futures positions in soybeans and corn were negatively impacted as prices rallied on speculation China will increase purchases from the U.S. In metals trading, losses were recorded in March from long futures positions in silver and gold as prices declined as concerns over an economic slowdown in China pushed precious metals prices lower. Trading in energies during April and May also incurred losses from short futures positions in Brent crude oil, which were negatively impacted as prices moved lower given concerns about the euro zone and the overall health of the global economy. Additional losses were incurred during May from long futures positions in RBOB gasoline as prices fell due to a weakening global economy and a general sell-off of “risk assets” throughout global markets. The Partnership’s losses incurred during the first nine months of the year were offset by gains in global interest rate futures from long futures positions in U.S. 30-year Treasury bonds and U.S. 10-year Treasury notes, which benefited from investors seeking “safe haven” assets. Further gains were recorded from long futures positions in the German 10-year bund and U.K. 10-year gilt as European investors sought the “relative safety” of government debt during May as concerns over Greece and Spain developed.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. MS & Co. will pay monthly interest to Transtrend Master Fund on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income earned by the Partnership for the three months ended September 30, 2012, increased by $107,503, as compared to the corresponding period in 2011. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Interest income for the nine months ended September 30, 2012 decreased by $22,724, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the nine months ended September 30, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS & Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and clearing fees for the three and nine months ended September 30, 2012, increased by $3,367,017 and $10,771,093, respectively, as compared to the corresponding periods in 2011. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2012, increased by $641,192 and $1,926,254, respectively, as compared to the corresponding periods in 2011. The increase in management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2012, increased by $174,728 and $611,919, respectively, as compared to the corresponding periods in 2011. The increase in administrative fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in each management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $9,052 and $811,930, respectively. Trading performance for the three and nine months ended September 30, 2011, resulted in incentive fees of $5,368,913 and $7,504,897, respectively.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
AAA Capital Management Advisors, Ltd.	29%	28%
Winton Capital Management Limited	36%	37%
Transtrend BV	35%	35%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012, and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $1,424,690,228.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$76,555,579	5.37%
Currencies	43,690,488	3.07%
Indices	35,585,975	2.50%
Interest Rates	38,569,444	2.71%

Total	$194,401,486	13.65%

As of December 31, 2011, the Partnership’s total capitalization was $1,356,685,609.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$38,048,435	2.81%
Currencies	19,717,887	1.45%
Indices	7,247,962	0.53%
Interest Rates	17,278,795	1.28%

Total	$82,293,079	6.07%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2012, and December 31, 2011, and the highest, lowest and average value at any point during the three months ended September 30, 2012, and for the twelve months ended December 31, 2011. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2012, AAA Master’s total capitalization was $931,897,414. The Partnership owned approximately 45.7% of AAA Master. As of September 30, 2012, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$95,561,580	10.26%	$95,561,580	$53,403,879	$74,013,255
Grains	4,692	0.00%**	12,420	1,863	4,577

Total	$95,566,272	10.26%

*	Average of month-end Values at Risk.
**	Due to rounding.

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

As of September 30, 2012, Winton Master’s total capitalization was $773,287,880. The Partnership owned approximately 66.4% of Winton Master. As of September 30, 2012, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$34,190,052	4.42%	$34,827,068	$29,367,863	$32,782,808
Energy	4,444,303	0.58%	5,408,240	2,290,040	3,876,437
Grains	7,985,391	1.03%	8,043,023	5,816,299	7,107,620
Indices	25,066,468	3.24%	25,066,468	6,373,580	16,304,465
Interest Rates U.S.	12,862,800	1.66%	13,743,425	12,519,050	13,117,117
Interest Rates Non-U.S.	18,406,417	2.38%	19,637,084	17,185,649	18,409,717
Livestock	468,800	0.06%	474,550	426,615	461,695
Lumber	6,250	0.00%**	16,250	1,250	6,250
Metals	6,963,454	0.90%	11,535,119	5,176,271	8,139,101
Softs	1,793,839	0.23%	2,076,289	1,793,839	1,911,806

Total	$112,187,774	14.50%

*	Average of month-end Values at Risk.
**	Due to rounding.

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

As of September 30, 2012, Transtrend Master’s total capitalization was $540,521,681. The Partnership owned approximately 93.5% of Transtrend Master. As of September 30, 2012, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$18,498,200	3.42%	$26,394,721	$16,056,904	$20,887,520
Currencies	20,988,293	3.88%	26,135,453	15,067,991	20,234,918
Equity	18,941,840	3.50%	20,130,770	12,348,081	15,543,776
Interest Rates	17,806,684	3.29%	29,213,144	11,522,871	21,439,596

Total	$76,235,017	14.09%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.

On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2012, there were subscriptions of 20,421.1173 Class A Redeemable Units totaling $56,808,668. There were no Class Z Redeemable Units purchased for the three months ended September 30, 2012. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	3,486.7900	$2,834.10	50.6490	$1,021.97	N/A	N/A
August 1, 2012 – August 31, 2012	5,224.9220	$2,810.48	00.0000	$1,014.41	N/A	N/A
September 1, 2012 – September 30, 2012	4,707.4170	$2,743.65	00.0000	$991.49	N/A	N/A
Total	13,419.1290	$2,793.17	50.6490	$1,021.97

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

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012) and incorporated herein by reference.

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

	(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

	(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(h)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.

	(i)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

	(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 30, 2012) and incorporated herein by reference.

10.2		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and Willowbridge Associates Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.3		Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.

	(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 30, 2012) and incorporated herein by reference.

10.4		Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.5		Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.6		Form of Subscription Agreement (filed herein).

10.7		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.8		Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.

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

101.DEF XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 14, 2012