Form 10-Q
period 2013-03-31
ORION FUTURES FUND LP
filed 2013-05-20
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes    No X

As of April 30, 2013, 494,573.2278 Limited Partnership Class A Redeemable Units were outstanding and 2,664.0152 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$1,356,346,722	$1,391,594,441
Equity in trading account:
Cash	346,867	289,987
Cash margin	504,550	504,550

Total trading equity	1,357,198,139	1,392,388,978
Receivable from General Partner	14,069,403	—
Interest receivable	41	70

Total assets	$1,371,267,583	$1,392,389,048

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$504,550	$504,550
Accrued expenses:
Brokerage commissions	4,673,449	5,315,493
Management fees	1,099,092	1,304,059
Administrative fees	563,211	577,627
Other	163,733	115,193
Redemptions payable	28,804,851	24,091,529

Total liabilities	35,808,886	31,908,451

Partners’ Capital:
General Partner, Class Z, (14,528.7183 and 14,507.3993 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively)	14,018,033	13,975,268
Limited Partners, Class A, (497,517.5528 and 506,035.4958 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively)	1,319,048,372	1,344,261,470
Limited Partners, Class Z, (2,479.4122 and 2,329.3432 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively)	2,392,292	2,243,859

Total partners’ capital	1,335,458,697	1,360,480,597

Total liabilities and partners’ capital	$1,371,267,583	$1,392,389,048

Class A, net asset value per unit	$2,651.26	$2,656.46

Class Z, net asset value per unit	$964.85	$963.32

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners' Capital
Unrealized Appreciation on Open Forward Contracts
Metals	88	$1,014,488	0.08%

Total unrealized appreciation on open forward contracts		1,014,488	0.08

Unrealized Depreciation on Open Forward Contracts
Metals	88	(1,519,038)	(0.11)

Total unrealized depreciation on open forward contracts		(1,519,038)	(0.11)

Investment in Funds
AAA Master Fund LLC		365,762,083	27.39
Morgan Stanley Smith Barney TT II, LLC		474,846,755	35.55
CMF Winton Master Fund L.P.		515,737,884	38.62

Total investment in Funds		1,356,346,722	101.56

Net fair value		$1,355,842,172	101.53%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	85	$549,269	0.04%

Total unrealized appreciation on open forward contracts		549,269	0.04

Unrealized Depreciation on Open Forward Contracts
Metals	91	(1,053,819)	(0.08)

Total unrealized depreciation on open forward contracts		(1,053,819)	(0.08)

Investment in Funds
AAA Master Fund LLC		397,868,211	29.24
Morgan Stanley Smith Barney TT II, LLC		478,280,141	35.16
CMF Winton Master Fund L.P.		515,446,089	37.89

Total investment in Funds		1,391,594,441	102.29

Net fair value		$1,391,089,891	102.25%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$97	$319
Interest income from investment in Funds	125,692	92,733

Total investment income	125,789	93,052

Expenses:
Brokerage commissions including clearing fees	8,719,796	6,750,432
Management fees	5,377,214	6,122,739
Administrative fees	1,692,667	1,776,829
Other	210,222	180,205

Total expenses	15,999,899	14,830,205

Net investment income (loss)	(15,874,110)	(14,737,153)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	(3,467,251)
Net realized gains (losses) on investment in Funds	20,146,522	70,919,890
Change in net unrealized gains (losses) on open contracts	0	3,467,251
Change in net unrealized gains (losses) on investment in Funds	(7,184,997)	(59,031,003)

Total trading results	12,961,525	11,888,887

Net income (loss)	$(2,912,585)	$(2,848,266)

Net income (loss) allocation by class:
Class A	$(2,938,789)	$(2,853,133)

Class Z	$26,204	$4,867

Net asset value per unit:
Class A (497,517.5528 and 499,012.3713 units outstanding at March 31, 2013 and 2012, respectively)	$2,651.26	$2,780.77

Class Z (17,008.1305 and 16,178.2827 units outstanding at March 31, 2013 and 2012, respectively)	$964.85	$999.17

Net income (loss) per unit:*
Class A	$(5.20)	$(5.17)

Class Z	$1.53	$0.60

Weighted average units outstanding:
Class A	509,326.9561	501,165.6887

Class Z	17,041.1365	15,914.3928

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Net income (loss)	(2,938,789)	—	26,204	—	(2,912,585)	—
Subscriptions - Limited Partners	48,715,087	18,484.7340	330,697	345.6000	49,045,784	18,830.3340
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - Limited Partners	(83,193,934)	(31,605.9740)	(189,139)	(198.5020)	(83,383,073)	(31,804.4760)

Partners’ Capital at March 31, 2013	$1,319,048,372	497,517.5528	$16,410,325	17,008.1305	$1,335,458,697	514,525.6833

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071
Net income (loss)	(2,853,133)	—	4,867	—	(2,848,266)	—
Subscriptions - Limited Partners	96,239,391	34,378.2663	423,079	420.3639	96,662,470	34,798.6302
Subscriptions - General Partner	—	—	600,000	598.7574	600,000	598.7574
Redemptions - Limited Partners	(47,234,639)	(16,887.4407)	(60,450)	(60.0000)	(47,295,089)	(16,947.4407)

Partners’ Capital at March 31, 2012	$1,387,639,863	499,012.3713	$16,164,861	16,178.2827	$1,403,804,724	515,190.6540

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor.

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

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

In May 2013, the General Partner discovered an overstatement of brokerage commissions for the Partnership occurring during the period from June 2011 to March 2013 (the “Time Period”). As a result, the General Partner contributed the amount of the overstatement, $14,069,403, to the Partnership. That amount is reflected as a receivable from General Partner on the Statements of Financial Condition. This contribution was applied to current limited partners of the Partnership as well as former limited partners whose redemption proceeds were impacted by the overstatement. The Statements of Changes in Partners’ Capital reflects an allocation from the General Partner of $12,227,974 for current limited partners. Additionally, redemptions payable on the Statements of Financial Condition includes $1,841,429 for former limited partners whose redemption proceeds were impacted by the overstatement. The impact of the overstatement on the financial statements during the Time Period was not considered material.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)*	$8.72	$6.59	$10.60	$6.25
Interest income	0.24	0.09	0.18	0.06
Expenses**	(14.16)	(5.15)	(15.95)	(5.71)

Increase (decrease) for the period	(5.20)	1.53	(5.17)	0.60
Net asset value per unit, beginning of period	2,656.46	963.32	2,785.94	998.57

Net asset value per unit, end of period	$2,651.26	$964.85	$2,780.77	$999.17

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class Z	Class A	Class Z
Ratios to average net assets:***
Net investment income (loss)	(4.8)%	(3.4)%	(4.3)%	(3.6)
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(4.8)%	(3.4)%	(4.3)%	(3.6)%

Operating expense	4.9%	3.4%	4.3%	3.6%
Incentive fees	—%	—%	—%	—%

Total expenses	4.9%	3.4%	4.3%	3.6%

Total return:
Total return before incentive fees	(0.2)%	0.2%	(0.2)%	0.1%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(0.2)%	0.2%	(0.2)%	0.1%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The result of the Partnership’s trading activities from its investment in the Funds are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership/Funds and CGM or Morgan Stanley & Co. LLC (“MS & Co”), as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended March 31, 2013 and 2012 were 176 and 303, respectively.

Brokerage commissions are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the Partnership’s direct investments at March 31, 2013 and December 31, 2012.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$—	$(1,519,038)	$(1,519,038)

Total Assets	$—	$(1,519,038)	$(1,519,038)

Liabilities
Forwards	$1,014,488	$—	$1,014,488

Total liabilities	$1,014,488	$—	$1,014,488

Net unrealized depreciation on open forwards			$(504,550)

Total net unrealized gain (loss) on total contracts			$(504,550)

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$—	$(1,035,125)	$(1,035,125)

Total Assets	$—	$(1,035,125)	$(1,035,125)

Liabilities
Forwards	$549,269	$(18,694)	$530,575

Total Liabilities	$549,269	$(18,694)	$530,575

Net unrealized depreciation on open forwards			$(504,550)

Total net unrealized gain (loss) on total contracts			$(504,550)

The following tables indicate the gross fair values of derivative instruments of forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

March 31, 2013
Assets
Forward Contracts
Metals	$1,014,488

Total unrealized appreciation on open forward contracts	$1,014,488

Liabilities
Forward Contracts
Metals	$(1,519,038)

Total unrealized depreciation on open forward contracts	$(1,519,038)

Net unrealized depreciation on open forward contracts	$(504,550)*

December 31, 2012
Assets
Forward Contracts
Metals	$549,269

Total unrealized appreciation on open forward contracts	$549,269

Liabilities
Forward Contracts
Metals	(1,053,819)

Total unrealized depreciation on open forward contracts	(1,053,819)

Net unrealized depreciation on open forward contracts	$(504,550)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

4.    Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership’s and the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Partnership’s and the Funds’ Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the markets become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership/Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013, and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$1,014,488	$1,014,488	$0	$—
Investment in Funds	1,356,346,722	—	1,356,346,722	—

Total assets	$1,357,361,210	$1,014,488	$1,356,346,722	$—

Liabilities
Forwards	$1,519,038	$1,519,038	$—	$—

Total liabilities	$1,519,038	$1,519,038	$—	$—

Net fair value	$1,355,842,172	$(504,550)	$1,356,346,722	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$549,269	$549,269	$—	$—
Investment in Funds	1,391,594,441	—	1,391,594,441	—

Total assets	$1,392,143,710	$549,269	$1,391,594,441	$—

Liabilities
Forwards	$1,053,819	$1,053,819	$—	$—

Total liabilities	$1,053,819	$1,053,819	$—	$—

Net fair value	$1,391,089,891	$(504,550)	$1,391,594,441	$—

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.    Investment in Funds:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master was formed in order to permit accounts managed by AAA using the Energy Program – Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed by Winton using the Diversified Trading Program Without Equities, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton as a level that is up to 1.5 times the amount of the assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

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

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

A limited partner/non-managing member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All exchange, clearing, service, user, give-up, and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees, including CGM’s direct brokerage commissions, are charged at the Partnership level.

At March 31, 2013, the Partnership owned approximately 48.6% of AAA Master, 94.2% of Transtrend Master and 67.4% of Winton Master. At December 31, 2012, the Partnership owned approximately 47.2% of AAA Master, 93.7% of Transtrend Master and 67.8% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$810,845,094	$57,880,702	$752,964,392
Transtrend Master	505,067,828	723,438	504,344,390
Winton Master	766,935,027	1,839,190	765,095,837

Total	$2,082,847,949	$60,443,330	$2,022,404,619

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
AAA Master	$909,985,091	$67,226,938	$842,758,153
Transtrend Master	511,111,816	751,587	510,360,229
Winton Master	762,738,367	2,827,854	759,910,513

Total	$2,183,835,274	$70,806,379	$2,113,028,895

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(1,116,703)	$(54,294,148)	$(55,410,851)
Transtrend Master	(2,775,159)	4,973,168	2,198,009
Winton Master	(182,407)	50,494,992	50,312,585

Total	$(4,074,269)	$1,174,012	$(2,900,257)

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(900,458)	$(692,311)	$(1,592,769)
Transtrend Master	(2,717,204)	17,771,365	15,054,161
Winton Master	(150,144)	(6,587,082)	(6,737,226)

Total	$(3,767,806)	$10,491,972	$6,724,166

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	27.39%	$365,762,083	$(25,967,493)	$538,810	$43,238	$0	$(26,549,541)	Energy Markets	Monthly
Transtrend Master	35.55%	474,846,755	4,718,037	531,366	—	2,049,432	2,137,239	Commodity Portfolio	Monthly
Winton Master	38.62%	515,737,884	34,336,673	159,627	35,950	0	34,141,096	Commodity Portfolio	Monthly

Total		$1,356,346,722	$13,087,217	$1,229,803	$79,188	$2,049,432	$9,728,794

	December 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	29.24%	$397,868,211	$(288,748)	$355,792	$42,753	$—	$(687,293)	Energy Markets	Monthly
Transtrend Master	35.16%	478,280,141	16,426,640	375,322	—	2,118,207	13,933,111	Commodity Portfolio	Monthly
Winton Master	37.89%	515,446,089	(4,156,272)	133,188	14,966	—	(4,304,426)	Commodity Portfolio	Monthly

Total		$1,391,594,441	$11,981,620	$864,302	$57,719	$2,118,207	$8,941,392

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 8.6% to 14.8% of Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS & Co., CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership and the Funds assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS & Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

7.    Critical Accounting Policies:

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds, including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership and the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Partnership and the Funds’ Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the markets become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

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

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 1.8% from $1,360,480,597 to $1,335,458,697. This decrease was attributable to redemptions of 31,605.9740 Class A Redeemable Units totaling $83,193,934 and redemptions of 198.5020 Class Z Redeemable Units totaling $189,139, coupled with net loss of $2,912,585, which was partially offset by subscriptions of 18,484.7340 Class A Redeemable Units totaling $48,715,087 and subscriptions of 345.6000 Class Z Redeemable Units totaling $330,697 and an allocation from the General Partner of 4,603.2970 Class A Redeemable Units totaling $12,204,538 and 24.2900 Class Z Redeemable Units totaling $23,436. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit for Class A decreased 0.2% from $2,656.46 to $2,651.26, as compared to a decrease of 0.2% in the first quarter of 2012. During the Partnership’s first quarter of 2013, the net asset value per unit for Class Z increased 0.2% from $963.32 to $964.85, as compared to an increase of 0.1% in the first quarter of 2012. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2013 of $12,961,525. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, non-U.S. interest rates, livestock, softs and indices, and were partially offset by losses in energy, grains, U.S. interest rates and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2012 of $11,888,887. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, non-U.S. interest rates, livestock and indices, and were partially offset by losses in currencies, grains, U.S. interest rates and softs.

During the first quarter of 2013, the most significant gains were recorded in global stock indices during January from long positions in U.S., European, and Pacific Rim equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Further gains were recorded in March from long futures positions in North American and Asian indices as prices generally rallied after U.S. jobless claims unexpectedly dropped and amid speculation the Bank of Japan would announce further stimulus measures. Currencies also recorded gains during January from long positions in the Euro versus the U.S. dollar as the value of the European common currency rose versus the U.S. currency on expectations the Eurozone’s financial health will improve. Further gains were recorded from a short Japanese yen position versus the U.S. dollar as the yen reached its weakest level versus the dollar since June 2010 amid speculation Japanese Prime Minister Shinzo Abe would select a central-bank chief who will expand monetary easing, accelerating the currency’s decline. Trading in soft commodities also recorded gains during February from short futures positions in sugar as prices declined to a 30-month low on signs that cane crops are getting enough moisture to boost harvests in Brazil, the world’s largest grower of sugar.

A portion of these gains was partially offset by losses in energies from short futures position in WTI crude oil as prices generally rallied during January as renewed optimism about the global economy helped to push prices higher. Further losses were incurred during January from short futures and options positions in gasoil as prices climbed higher with crude oil prices. Losses were also incurred in energies during February from long futures positions in Brent crude oil as prices declined due to weaker than expected economic data from the United States. Long futures positions in RBOB gasoline also suffered during February from weaker demand and falling crude oil prices globally. In global interest rate futures, losses were incurred during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said that euro-area economy should gradually recover this year. Smaller losses were incurred during February from long futures positions in copper as prices declined on reports of a global supply glut.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. MS & Co. credits Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income earned by the Partnership for the three months ended March 31, 2013, increased by $32,737, as compared to the corresponding period in 2012. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS & Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions for the three months ended March 31, 2013, increased by $1,969,364, as compared to the corresponding period in 2012. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2013, decreased by $745,525, as compared to the corresponding period in 2012. The decrease in management fees is primarily due to a lower average adjusted net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2013, decreased by $84,162, as compared to the corresponding period in 2012. The decrease in administrative fees is due to a lower average adjusted net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
AAA Capital Management Advisors, Ltd.	$357,152,425	27%	$387,841,479	29%
Transtrend B.V.	$465,495,719	35%	$467,060,938	34%
Winton Capital Management Limited	$500,433,390	38%	$505,429,088	37%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. The margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013, and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $1,335,458,697.

March 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$52,646,227	3.94%
Currencies	37,182,617	2.78%
Indices	36,491,407	2.73%
Interest Rates	30,778,822	2.31%

Total	$157,099,073	11.76%

As of December 31, 2012, the Partnership’s total capitalization was $1,360,480,597.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$61,950,163	4.55%
Currencies	51,194,299	3.76%
Indices	41,157,479	3.02%
Interest Rates	32,932,168	2.43%

Total	$187,234,109	13.76%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2013, and December 31, 2012, and the highest, lowest and average value at any point during the three months ended March 31, 2013, and for the twelve months ended December 31, 2012. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2013, AAA Master’s total capitalization was $752,964,392. The Partnership owned approximately 48.6% of AAA Master. As of March 31, 2013, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$48,015,936	6.38%	$79,359,618	$29,409,792	$42,370,756

Total	$48,015,936	6.38%

*	Average of month-end Values at Risk.

As of December 31, 2012, AAA Master’s total capitalization was $842,758,153. The Partnership owned approximately 47.2% of AAA Master. As of December 31, 2012, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$67,136,658	7.97%	$100,293,042	$23,853,865	$55,116,054

Total	$67,136,658	7.97%

*	Annual average of month-end Values at Risk.

As of March 31, 2013, Winton Master’s total capitalization was $765,095,837. The Partnership owned approximately 67.4% of Winton Master. As of March 31, 2013, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,038,250	4.84%	$42,374,968	$32,357,659	$36,255,454
Energy	2,158,225	0.28%	2,816,070	1,102,060	1,944,214
Grains	3,041,123	0.40%	5,342,071	983,854	3,861,040
Indices	34,646,786	4.53%	36,403,326	32,806,817	35,152,222
Interest Rates U.S.	5,634,713	0.74%	7,253,415	1,934,388	4,128,160
Interest Rates Non-U.S.	12,661,418	1.66%	12,690,481	3,631,578	8,067,864
Livestock	420,765	0.05%	443,340	396,345	421,277
Lumber	18,850	0.00%**	20,300	16,250	19,333
Metals	4,495,549	0.59%	5,188,824	3,251,406	4,174,826
Softs	2,178,241	0.28%	2,204,434	1,640,152	1,975,170

Total	$102,293,920	13.37%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2012, Winton Master’s Value total capitalization was $759,910,513. The Partnership owned approximately 67.8% of Winton Master. As of December 31, 2012, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$41,304,444	5.44%	$48,114,633	$24,998,252	$35,093,130
Energy	2,810,183	0.37%	11,050,143	2,677,520	5,543,539
Grains	1,056,340	0.14%	8,043,023	1,056,340	4,228,063
Indices	34,741,652	4.57%	34,741,652	6,373,580	21,642,491
Interest Rates U.S.	7,604,210	1.00%	14,904,463	3,822,340	10,772,523
Interest Rates Non-U.S.	12,626,364	1.66%	27,870,158	11,844,253	17,985,323
Livestock	421,690	0.06%	501,100	370,125	434,535
Lumber	16,250	0.00%**	21,000	1,250	12,213
Metals	5,450,886	0.71%	13,389,367	4,708,508	8,492,359
Softs	1,906,254	0.25%	2,551,922	949,643	1,850,513

Total	$107,938,273	14.20%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of March 31, 2013, Transtrend Master’s total capitalization was $504,344,390. The Partnership owned approximately 94.2% of Transtrend Master. As of March 31, 2013, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$22,304,877	4.42%	$30,704,157	$19,088,022	$24,441,811
Currencies	12,969,591	2.57%	23,589,123	12,796,114	17,166,802
Equity	13,947,014	2.77%	18,642,142	13,946,776	16,845,749
Interest Rates	19,582,270	3.88%	19,582,270	5,302,156	11,861,420

Total	$68,803,752	13.64%

*	Average of month-end Values at Risk.

As of December 31, 2012, Trandstrend Master total capitalization was $510,360,229. The Partnership owned 93.7% of Transtrend Master. As of December 31, 2012, Trandstrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Citigroup Global Markets Inc.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Morgan Stanley & Co. LLC

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than as set forth below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2013, there were subscriptions of 18,484.7340 Class A Redeemable Units totaling $48,715,087, and 345.6000 Class Z Redeemable Units totaling $330,697. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	11,924.9540	$2,634.11	00.0000	$956.41	N/A	N/A
February 1, 2013 – February 28, 2013	9,529.9420	$2,609.58	146.3960	$948.55	N/A	N/A
March 1, 2013 – March 31, 2013	10,151.0780	$2,651.26	52.1060	$964.85	N/A	N/A
Total	31,605.9740	$2,632.22	198.5020	$952.83

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

Item	3. Defaults Upon Senior Securities. None.

Item	4. Mine Safety Disclosures. Not Applicable

Item	5. Other Information. None

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012) and incorporated herein by reference.

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

	(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

	(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(h)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.

	(i)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

	(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

	(d)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors Ltd. (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.2		Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.

	(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

	(b)	Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 6. 2012).

10.3		Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.4		Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.5		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012).

10.6		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.7		Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.

10.8	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) on Form 10-K filed on March 17, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 20, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 20, 2013