Form 10-Q
period 2013-06-30
ORION FUTURES FUND LP
filed 2013-08-14
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes    No X

As of July 31, 2013, 477,294.2608 Limited Partnership Class A Redeemable Units were outstanding and 2,585.5342 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$1,307,693,156	$1,391,594,441
Equity in trading account:
Cash	247,581	289,987
Cash margin	504,550	504,550

Total trading equity	1,308,445,287	1,392,388,978
Interest receivable	13	70

Total assets	$1,308,445,300	$1,392,389,048

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$504,550	$504,550
Accrued expenses:
Brokerage commissions	3,358,117	5,315,493
Management fees	1,028,347	1,304,059
Administrative fees	543,484	577,627
Other	71,483	115,193
Redemptions payable	22,793,155	24,091,529

Total liabilities	28,299,136	31,908,451

Partners’ Capital:
General Partner, Class Z, (14,528.6223 and 14,507.3993 unit equivalents outstanding at June 30, 2013 and December 31, 2012, respectively)	13,815,848	13,975,268
Limited Partners, Class A, (487,267.2808 and 506,035.4958 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively)	1,263,858,821	1,344,261,470
Limited Partners, Class Z, (2,599.0192 and 2,329.3432 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively)	2,471,495	2,243,859

Total partners’ capital	1,280,146,164	1,360,480,597

Total liabilities and partners’ capital	$1,308,445,300	$1,392,389,048

Class A, net asset value per unit	$2,593.77	$2,656.46

Class Z, net asset value per unit	$950.94	$963.32

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners' Capital
Unrealized Appreciation on Open Forward Contracts
Metals	88	$1,549,244	0.12%

Total unrealized appreciation on open forward contracts		1,549,244	0.12

Unrealized Depreciation on Open Forward Contracts
Metals	88	(2,053,794)	(0.16)

Total unrealized depreciation on open forward contracts		(2,053,794)	(0.16)

Investment in Funds
AAA Master Fund LLC		347,642,154	27.16
Morgan Stanley Smith Barney TT II, LLC		482,890,396	37.72
CMF Winton Master Fund L.P.		477,160,606	37.27

Total investment in Funds		1,307,693,156	102.15

Net fair value		$1,307,188,606	102.11%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$40	$108	$136	$427
Interest income from investment in Funds	49,261	109,741	174,954	202,474

Total investment income	49,301	109,849	175,090	202,901

Expenses:
Brokerage commissions including clearing fees	5,257,761	7,768,098	13,977,557	14,518,530
Management fees	5,353,565	6,197,615	10,730,779	12,320,354
Administrative fees	1,675,178	1,797,615	3,367,845	3,574,444
Incentive fees	—	802,878	—	802,878
Other	202,452	144,796	412,674	325,001

Total expenses	12,488,956	16,711,002	28,488,855	31,541,207

Net investment income (loss)	(12,439,655)	(16,601,153)	(28,313,765)	(31,338,306)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	32,937	0	(3,434,314)
Net realized gains (losses) on investment in Funds	(25,045,832)	24,829,556	(4,899,310)	95,749,446
Change in net unrealized gains (losses) on open contracts	0	(32,937)	0	3,434,314
Change in net unrealized gains (losses) on investment in Funds	9,093,795	(41,069,548)	1,908,798	(100,100,551)

Total trading results	(15,952,037)	(16,239,992)	(2,990,512)	(4,351,105)

Net income (loss)	(28,391,692)	(32,841,145)	(31,304,277)	(35,689,411)

Net income (loss) allocation by class:
Class A	$(28,151,874)	$(32,503,024)	$(31,090,663)	$(35,356,157)

Class Z	$(239,818)	$(338,121)	$(213,614)	$(333,254)

Net asset value per unit:
Class A (487,267.2808 and 506,225.3665 units outstanding at June 30, 2013 and 2012, respectively)	$2,593.77	$2,717.27	$2,593.77	$2,717.27

Class Z (17,127.6415 and 16,693.9955 units outstanding at June 30, 2013 and 2012, respectively)	$950.94	$979.17	$950.94	$979.17

Net income (loss) per unit:*
Class A	$(57.49)	$(63.50)	$(62.69)	$(68.67)

Class Z	$(13.91)	$(20.00)	$(12.38)	$(19.40)

Weighted average units outstanding:
Class A	497,165.1678	511,048.3365	502,478.8458	506,107.0126

Class Z	17,205.2335	16,576.6703	17,119.1367	16,245.5315

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Net income (loss)	(31,090,663)	0	(213,614)	0	(31,304,277)	0
Subscriptions - Limited Partners	94,727,803	35,707.0020	568,637	591.3430	95,296,440	36,298.3450
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - Limited Partners	(156,244,327)	(59,078.5140)	(310,243)	(324.7340)	(156,554,570)	(59,403.2480)

Partners’ Capital at June 30, 2013	$1,263,858,821	487,267.2808	$16,287,343	17,127.6415	$1,280,146,164	504,394.9223

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071
Net income (loss)	(35,356,157)	—	(333,254)	—	(35,689,411)	—
Subscriptions - Limited Partners	162,926,217	58,227.2037	942,584	936.0767	163,868,801	59,163.2804
Subscriptions - General Partner	—	—	600,000	598.7574	600,000	598.7574
Redemptions - Limited Partners	(93,435,951)	(33,496.3829)	(60,450)	(60.0000)	(93,496,401)	(33,556.3829)

Partners’ Capital at June 30, 2012	$1,375,622,353	506,252.3665	$16,346,245	16,693.9955	$1,391,968,598	522,946.3620

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2013, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

In May 2013, the General Partner discovered an overstatement of brokerage commissions for the Partnership occurring during the period from June 2011 to March 2013 (the “Time Period”). As a result, the General Partner contributed the amount of the overstatement, $14,069,403, to the Partnership. This contribution was applied to current limited partners of the Partnership as well as former limited partners whose redemption proceeds were impacted by the overstatement. The Statements of Changes in Partners’ Capital reflects an allocation from the General Partner of $12,227,974 for the then current limited partners. The impact of the overstatement on the financial statements during the Time Period was not considered material.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)[1]	$(43.33)	$(8.76)	$(46.43)	$(13.86)	$(34.61)	$(2.17)	$(35.83)	$(7.61)
Interest income	0.09	0.03	0.21	0.08	0.33	0.12	0.39	0.14
Expenses[2]	(14.25)	(5.18)	(17.28)	(6.22)	(28.41)	(10.33)	(33.23)	(11.93)

Increase (decrease) for the period	(57.49)	(13.91)	(63.50)	(20.00)	(62.69)	(12.38)	(68.67)	(19.40)
Net asset value per unit, beginning of period	2,651.26	964.85	2,780.77	999.17	2,656.46	963.32	2,785.94	998.57

Net asset value per unit, end of period	$2,593.77	$950.94	$2,717.27	$979.17	$2,593.77	$950.94	$2,717.27	$979.17

[1]	Includes brokerage commissions and clearing fees.

[2]	Excludes brokerage commissions and clearing fees.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(3.8)%	(0.7)%	(4.6)%	(3.7)%	(4.3)%	(2.1)%	(4.5)%	(4.1)%
Incentive fees	0.0%	0.0%	0.1%	0.1%	0.0%	0.0%	0.1%	0.1%

Net investment income (loss) before incentive fees[4]	(3.8)%	(0.7)%	(4.5)%	(3.6)%	(4.3)%	(2.1)%	(4.4)%	(4.0)%

Operating expense	3.8%	0.7%	4.5%	3.6%	4.4%	2.1%	4.4%	4.0%
Incentive fees	0.0%	0.0%	0.1%	0.1%	0.0%	0.0%	0.1%	0.1%

Total expenses	3.8%	0.7%	4.6%	3.7%	4.4%	2.1%	4.5%	4.1%

Total return:
Total return before incentive fees	(2.2)%	(1.4)%	(2.2)%	(1.9)%	(2.4)%	(1.3)%	(2.4)%	(1.8)%
Incentive fees	0.0%	0.0%	(0.1)%	(0.1)%	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	(2.2)%	(1.4)%	(2.3)%	(2.0)%	(2.4)%	(1.3)%	(2.5)%	(1.9)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities from its investment in the Funds are shown in the Statements of Income and Expenses.

During the second quarter of 2013, CMF Winton Master L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co”). The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. CMF Winton Master L.P. is expected to commence trading during the third quarter of 2013. Subsequent to June 30, 2013, AAA Master Fund LLC entered into brokerage account agreements with MS&Co. and expects to commence trading during the third quarter of 2013.

Effective April 12, 2013, CMF Winton Master L.P. entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership/Funds and Citigroup Global Markets, Inc. (“CGM”) or MS&Co, as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of metal forward contracts traded directly by the Partnership during the three and six months ended June 30, 2013 was 176. The monthly average number of metal forward contracts traded directly by the Partnership during the three and six months ended June 30, 2012 were 229 and 266, respectively.

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

The following tables summarize the Partnership’s direct investments at June 30, 2013 and December 31, 2012.

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$0	$(2,053,794)	$(2,053,794)

Total Assets	$0	$(2,053,794)	$(2,053,794)

Liabilities
Forwards	$1,549,244	$0	$1,549,244

Total liabilities	$1,549,244	$0	$1,549,244

Net unrealized depreciation on open forwards			$(504,550)

Total net unrealized gain (loss) on total contracts			$(504,550)

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

The following tables indicate the gross fair values of derivative instruments of forward contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2013 and December 31, 2012.

June 30, 2013
Assets
Forward Contracts
Metals	$1,549,244

Total unrealized appreciation on open forward contracts	$1,549,244

Liabilities
Forward Contracts
Metals	$(2,053,794)

Total unrealized depreciation on open forward contracts	$(2,053,794)

Net unrealized depreciation on open forward contracts	$(504,550)*

December 31, 2012
Assets
Forward Contracts
Metals	$549,269

Total unrealized appreciation on open forward contracts	$549,269

Liabilities
Forward Contracts
Metals	(1,053,819)

Total unrealized depreciation on open forward contracts	(1,053,819)

Net unrealized depreciation on open forward contracts	$(504,550)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Partnership/Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013, and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$1,549,244	$1,549,244	$0	$0
Investment in Funds	1,307,693,156	0	1,307,693,156	0

Total assets	$1,309,242,400	$1,549,244	$1,307,693,156	$0

Liabilities
Forwards	$2,053,794	$2,053,794	$0	$0

Total liabilities	$2,053,794	$2,053,794	$0	$0

Net fair value	$1,307,188,606	$(504,550)	$1,307,693,156	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$549,269	$549,269	$—	$—
Investment in Funds	1,391,594,441	—	1,391,594,441	—

Total assets	$1,392,143,710	$549,269	$1,391,594,441	$—

Liabilities
Forwards	$1,053,819	$1,053,819	$—	$—

Total liabilities	$1,053,819	$1,053,819	$—	$—

Net fair value	$1,391,089,891	$(504,550)	$1,391,594,441	$—

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed by Winton using the Diversified Trading Program Without Equities, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of the assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2013.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM, and/or MS&Co. as applicable.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

At June 30, 2013, the Partnership owned approximately 50.5% of AAA Master, 94.4% of Transtrend Master and 67.0% of Winton Master. At December 31, 2012, the Partnership owned approximately 47.2% of AAA Master, 93.7% of Transtrend Master and 67.8% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$735,435,693	$46,367,463	$689,068,230
Transtrend Master	512,592,121	806,488	511,785,633
Winton Master	712,434,208	45,819	712,388,389

Total	$1,960,462,022	$47,219,770	$1,913,242,252

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
AAA Master	$909,985,091	$67,226,938	$842,758,153
Transtrend Master	511,111,816	751,587	510,360,229
Winton Master	762,738,367	2,827,854	759,910,513

Total	$2,183,835,274	$70,806,379	$2,113,028,895

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(1,008,584)	$6,193,641	$5,185,057
Transtrend Master	(2,781,052)	(13,700,057)	(16,481,109)
Winton Master	(248,980)	(9,596,101)	(9,845,081)

Total	$(4,038,616)	$(17,102,517)	$(21,141,133)

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(2,125,287)	$(48,100,507)	$(50,225,794)
Transtrend Master	(5,556,211)	(8,726,889)	(14,283,100)
Winton Master	(431,387)	40,898,891	40,467,504

Total	$(8,112,885)	$(15,928,505)	$24,041,390

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(772,083)	$(27,904,631)	$(28,676,714)
Transtrend Master	(3,788,114)	21,151,891	17,363,777
Winton Master	(148,506)	(36,389,384)	(36,537,890)

Total	$(4,708,703)	$(43,142,124)	$(47,850,827)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(1,672,541)	$(28,596,942)	$(30,269,483)
Transtrend Master	(6,505,319)	38,923,257	32,417,938
Winton Master	(298,650)	(42,976,466)	(43,275,116)

Total	$(8,476,510)	$(32,650,151)	$(41,126,661)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2013		For the three months ended June 30, 2013
	% of Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	27.16%	$347,642,154	$3,167,915	$459,428	$60,301	$—	$2,648,186	Energy Markets	Monthly
Transtrend Master	37.72%	482,890,396	(12,944,861)	474,146	—	2,124,342	(15,543,349)	Commodity Portfolio	Monthly
Winton Master	37.27%	477,160,606	(6,125,830)	175,692	20,824	—	(6,322,346)	Commodity Portfolio	Monthly

Total		$1,307,693,156	$(15,902,776)	$1,109,266	$81,125	$2,124,342	$(19,217,509)

	June 30, 2013		For the six months ended June 30, 2013
	% of Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	27.16%	$347,642,154	$(22,799,578)	$998,238	$103,539	$—	$(23,901,355)	Energy Markets	Monthly
Transtrend Master	37.72%	482,890,396	(8,226,823)	1,005,513	—	4,173,775	(13,406,111)	Commodity Portfolio	Monthly
Winton Master	37.27%	477,160,606	28,210,843	335,319	56,774	—	27,818,750	Commodity Portfolio	Monthly

Total		$1,307,693,156	$(2,815,558)	$2,339,070	$160,313	$4,173,775	$(9,488,716)

	December 31, 2012		For the three months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fees	Incentive Fees	Income (Loss)	Objective	Permitted
AAA Master	29.24%	$397,868,211	$(11,954,048)	$341,732	$32,134	$—	$—	$(12,327,914)	Energy Markets	Monthly
Transtrend Master	35.16%	478,280,141	19,639,942	467,548	—	2,246,134	802,877	16,123,383	Commodity Portfolio	Monthly
Winton Master	37.89%	515,446,089	(23,816,145)	152,271	11,787	—	—	(23,980,203)	Commodity Portfolio	Monthly

Total		$1,391,594,441	$(16,130,251)	$961,551	$43,921	$2,246,134	$802,877	$(20,184,734)

	December 31, 2012		For the six months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fees	Incentive Fees	Income (loss)	Objective	Permitted
AAA Master	29.24%	$397,868,211	$(12,242,796)	$697,524	$74,887	$—	$—	$(13,015,207)	Energy Markets	Monthly
Transtrend Master	35.16%	478,280,141	36,066,582	842,870	—	4,364,341	802,877	30,056,494	Commodity Portfolio	Monthly
Winton Master	37.89%	515,446,089	(27,972,417)	285,459	26,753	—	—	(28,284,629)	Commodity Portfolio	Monthly

Total		$1,391,594,441	$(4,148,631)	$1,825,853	$101,640	$4,364,341	$802,877	$(11,243,342)

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 2.3% to 13.2% of Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. and/or CGM or their affiliates are the counterparties or brokers with respect to the Partnership and the Funds assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash and cash margin and interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 5.9% from $1,360,480,597 to $1,280,146,164. This decrease was attributable to redemptions of 59,078.5140 Class A Redeemable Units totaling $156,244,327 and redemptions of 324.7340 Class Z Redeemable Units totaling $310,243, coupled with net loss of $31,304,277, which was partially offset by subscriptions of 35,707.0020 Class A Redeemable Units totaling $94,727,803 and subscriptions of 591.3430 Class Z Redeemable Units totaling $568,637 and an allocation from the General Partner of 4,603.2970 Class A Redeemable Units totaling $12,204,538 and 24.2900 Class Z General Partner unit equivalents totaling $23,436. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2013, the net asset value per unit for Class A decreased 2.2% from $2,651.26 to $2,593.77, as compared to a decrease of 2.3% in the second quarter of 2012. During the Partnership’s second quarter of 2013, the net asset value per unit for Class Z decreased 1.4% from $964.85 to $950.94, as compared to a decrease of 2.0% in the second quarter of 2012. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2013 of $15,952,037. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and interest rates and were partially offset by gains in commodities, indices, livestock and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2012 of $16,239,992. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, commodities and indices, and were partially offset by gains in metals and interest rates.

During the second quarter of 2013, the most significant losses were incurred within the global interest rate sector, primarily during May, from long positions in U.S. and European fixed income futures as prices declined on reports signaling a strengthening in the global economic recovery. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move during May. Within the currency sector, losses were incurred during May from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar fell after the Reserve Bank of Australia cut interest rates. Additional losses in the sector during May were recorded from long Mexican peso positions as its value declined versus the U.S. dollar after reports showed the U.S. economy strengthened in the first quarter. Currency losses were also recorded during June from positions in the Euro. Within the energy sector, losses were recorded during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern the flow of supplies from the Middle East may be disrupted. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the metals markets during April and June from short positions in gold and silver futures as precious metals prices tumbled lower as Cyprus announced plans to sell gold to raise money. Additional gains were also recorded from short positions in copper futures during April and June. Within the global stock index sector, gains were experienced, primarily during April, from long positions in U.S. and Pacific Rim equity index futures as prices advanced amid optimism central banks would maintain loose monetary policies to boost economic growth. Additional gains in the sector were recorded during May from long positions in European equity index futures as prices climbed higher. Within the agricultural markets, gains were recorded during May from long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit for Class A decreased 2.4% from $2,656.46 to $2,593.77, as compared to a decrease of 2.5% during the six months ended June 30, 2012. During the Partnership’s six months ended June 30, 2013, the net asset value per unit for Class Z decreased 1.3% from $963.32 to $950.94, as compared to a decrease of 1.9% during the six months ended June 30, 2012. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2013 of $2,990,512. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy and interest rates and were partially offset by gains in commodities, indices, livestock and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2012 of $4,351,105. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy, commodities, metals and indices and were partially offset by gains in interest rates.

During the six months ended June 30, 2013, the most significant losses were incurred within the energy sector primarily during January from short positions in WTI crude oil as prices rallied on renewed optimism regarding the global economy. Further losses in this sector were recorded during February from long futures positions in Brent crude oil and RBOB gasoline as prices declined due to weaker-than-expected economic data from the United States. Within the global interest rate markets, losses were recorded during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Additional losses in this sector were recorded during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Within the currency sector, losses were experienced primarily during May due to long positions in Mexican peso versus U.S. dollar as the relative value of the peso declined following positive economic news on the U.S. economy’s recovery. Additional currency losses were recorded during June from positions in the Euro. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index complex primarily during January from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment. Additional gains in the sector were recorded in May from long positions in U.S. and European equity index futures as prices advanced after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the metals complex, gains were experienced during April and June from short positions in gold and silver futures as priced declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Additional gains in the sector were recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China. Within the agricultural sector, gains were recorded during February from short futures positions in wheat as prices trended lower as snowfall expected in the U.S. Great Plains eased concern that a drought will damage crops. Further gains were recorded from short futures positions in sugar as prices declined to a 30-month low. During May, gains in this sector were driven by long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. MS&Co. credits Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income earned by the Partnership for the three and six months ended June 30, 2013, decreased by $60,548 and $27,811, respectively, as compared to the corresponding periods in 2012. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions for the three and six months ended June 30, 2013, decreased by $2,510,337 and $540,973, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage commissions is primarily due to an decrease in the number of trades during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2013, decreased by $844,050 and $1,589,575, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a change in fee percentage rate and lower average adjusted net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2013, decreased by $122,437 and $206,599, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to a lower average adjusted net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2013. Trading performance for the three and six months ended June 30, 2012 resulted in incentive fees of $802,878. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2013	June 30, 2013	March 31, 2013	March 31, 2013
AAA Capital Management Advisors, Ltd.	$339,064,678	26%	$357,152,425	27%
Transtrend B.V.	$472,191,150	37%	$465,495,719	35%
Winton Capital Management Limited	$468,741,108	37%	$500,433,390	38%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013, and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $1,280,146,164.

June 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$65,219,739	5.09%
Currencies	38,344,945	2.99%
Equities	18,816,180	1.47%
Interest Rates	7,541,167	0.60%

Total	$129,922,031	10.15%

As of December 31, 2012, the Partnership’s total capitalization was $1,360,480,597.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$61,950,163	4.55%
Currencies	51,194,299	3.76%
Indices	41,157,479	3.02%
Interest Rates	32,932,168	2.43%

Total	$187,234,109	13.76%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2013, and December 31, 2012, and the highest, lowest and average value at any point during the three months ended June 30, 2013, and for the twelve months ended December 31, 2012. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2013, AAA Master’s total capitalization was $689,068,230. The Partnership owned approximately 50.5% of AAA Master. As of June 30, 2013, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$55,558,309	8.06%	$55,637,697	$30,782,547	$51,948,510

Total	$55,558,309	8.06%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Winton Master’s total capitalization was $712,388,389. The Partnership owned approximately 67.0% of Winton Master. As of June 30, 2013, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$29,943,572	4.20%	$29,943,572	$14,921,268	$21,010,658
Currencies	41,119,791	5.77%	45,364,007	10,543,775	34,965,335
Interest Rates	4,320,119	0.61%	30,545,376	4,320,119	21,353,406
Equities	17,790,086	2.50%	37,412,087	17,717,248	27,803,542

Total	$93,173,568	13.08%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Transtrend Master’s total capitalization was $511,785,633. The Partnership owned approximately 94.4% of Transtrend Master. As of June 30, 2013, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Commodity	$18,115,042	3.54%	$18,185,326	$6,586,655	$14,000,327
Currencies	11,435,048	2.23%	19,811,113	5,474,243	12,888,139
Interest Rates	4,922,338	0.96%	25,815,930	4,595,037	17,716,864
Equities	7,305,956	1.43%	22,878,194	14,327,064	17,955,937

Total	$41,778,384	8.16%

*	Average of month-end Values at Risk.

As of December 31, 2012, Transtrend Master’s total capitalization was $510,360,229. The Partnership owned 93.7% of Transtrend Master. As of December 31, 2012, Trandstrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2013, there were subscriptions of 17,222.2680 Class A Redeemable Units totaling $46,012,716, and 245.7430 Class Z Redeemable Units totaling $237,940. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	10,253.2460	$2,723.63	25.7300	$996.35	N/A	N/A
May 1, 2013 – May 31, 2013	8,295.6590	$2,644.69	—	$969.18	N/A	N/A
June 1, 2013 – June 30, 2013	8,923.6350	$2,593.77	100.5020	$950.94	N/A	N/A
Total	27,472.5400	$2,659.03	126.2320	$959.38

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

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the AAA Master and Winton Master from CGM to MS&Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS&Co. MS&Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will indirectly pay service and transaction fees to MS&Co.

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Master from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS&Co. MS&Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS&Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012) and incorporated herein by reference.

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

	(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

	(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(h)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.

	(i)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(j)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

10.1		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

	(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

	(d)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors Ltd. (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2013) and incorporated herein by reference.

10.2		Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.

	(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

	(b)	Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 6. 2012).

10.3		Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

10.4		Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.5		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012) and incorporated herein by reference.

10.6		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.7		Joinder Agreement among Citigroup Managed Futures LLC, CGM Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009) and incorporated herein by reference.

10.8	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) on Form 10-K filed on March 17, 2013) and incorporated herein by reference.

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 14, 2013