Form 10-Q
period 2013-09-30
ORION FUTURES FUND LP
filed 2013-11-14
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes    No X

As of October 31, 2013, 445,831.2658 Limited Partnership Class A Redeemable Units were outstanding and 2,419.5572 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$1,206,894,231	$1,391,594,441
Equity in trading account:
Cash	368,811	289,987
Cash margin	504,550	504,550

Total trading equity	1,207,767,592	1,392,388,978
Interest receivable	7	70

Total assets	$1,207,767,599	$1,392,389,048

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$504,550	$504,550
Accrued expenses:
Brokerage commissions	3,456,746	5,315,493
Management fees	932,582	1,304,059
Administrative fees	501,469	577,627
Other	133,830	115,193
Redemptions payable	31,996,621	24,091,529

Total liabilities	37,525,798	31,908,451

Partners’ Capital:
General Partner, Class Z, (14,528.6223 and 14,507.3993 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively)	13,394,954	13,975,268
Limited Partners, Class A, (460,378.1048 and 506,035.4958 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively)	1,154,481,483	1,344,261,470
Limited Partners, Class Z, (2,565.5392 and 2,329.3432 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively)	2,365,364	2,243,859

Total partners’ capital	1,170,241,801	1,360,480,597

Total liabilities and partners’ capital	$1,207,767,599	$1,392,389,048

Class A, net asset value per unit	$2,507.68	$2,656.46

Class Z, net asset value per unit	$921.97	$963.32

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners' Capital
Unrealized Appreciation on Open Forward Contracts
Metals	88	$1,315,944	0.11%

Total unrealized appreciation on open forward contracts		1,315,944	0.11

Unrealized Depreciation on Open Forward Contracts
Metals	88	(1,820,494)	(0.16)

Total unrealized depreciation on open forward contracts		(1,820,494)	(0.16)

Investment in Funds
AAA Master Fund LLC		281,293,719	24.04
Morgan Stanley Smith Barney TT II, LLC		458,958,645	39.22
CMF Winton Master Fund L.P.		466,641,867	39.88

Total investment in Funds		1,206,894,231	103.14

Net fair value		$1,206,389,681	103.09%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$30	$149	$166	$576
Interest income from investment in Funds	35,025	132,295	209,979	334,769

Total investment income	35,055	132,444	210,145	335,345

Expenses:
Brokerage commissions including clearing fees	5,428,617	7,769,713	19,406,174	22,288,243
Management fees	4,932,615	6,344,305	15,663,394	18,664,659
Administrative fees	1,537,104	1,826,425	4,904,949	5,400,869
Incentive fees	—	9,052	—	811,930
Other	192,393	119,392	605,067	444,393

Total expenses	12,090,729	16,068,887	40,579,584	47,610,094

Net investment income (loss)	(12,055,674)	(15,936,443)	(40,369,439)	(47,274,749)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	—	—	(3,434,314)
Net realized gains (losses) on investment in Funds	(32,500,592)	17,593,510	(37,399,902)	113,342,956
Change in net unrealized gains (losses) on open contracts	—	—	—	3,434,314
Change in net unrealized gains (losses) on investment in Funds	2,266,580	11,789,612	4,175,378	(88,310,939)

Total trading results	(30,234,012)	29,383,122	(33,224,524)	25,032,017

Net income (loss)	(42,289,686)	13,446,679	(73,593,963)	(22,242,732)

Net income (loss) allocation by class:
Class A	$(41,793,218)	$13,239,532	$(72,883,881)	$(22,116,625)

Class Z	$(496,468)	$207,147	$(710,082)	$(126,107)

Net asset value per unit:
Class A (460,378.1048 and 513,254.3548 units outstanding at September 30, 2013 and 2012, respectively)	$2,507.68	$2,743.65	$2,507.68	$2,743.65

Class Z (17,094.1615 and 16,643.3465 units outstanding at September 30, 2013 and 2012, respectively)	$921.97	$991.49	$921.97	$991.49

Net income (loss) per unit:*
Class A	$(86.09)	$26.38	$(148.78)	$(42.49)

Class Z	$(28.97)	$12.32	$(41.35)	$(7.08)

Weighted average units outstanding:
Class A	481,331.8191	515,928.7948	495,429.8369	509,380.9400

Class Z	17,142.0492	16,660.2295	17,126.7742	16,383.7642

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Net income (loss)	(72,883,881)	—	(710,082)	—	(73,593,963)	—
Subscriptions - Limited Partners	120,982,469	46,032.1680	657,010	686.8310	121,639,479	46,718.9990
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - Limited Partners	(250,083,113)	(96,292.8560)	(429,173)	(453.7020)	(250,512,286)	(96,746.5580)

Partners’ Capital September 30, 2013	$1,154,481,483	460,378.1048	$15,760,318	17,094.1615	$1,170,241,801	477,472.2663

Partners’ Capital December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071
Net income (loss)	(22,116,625)	—	(126,107)	—	(22,242,732)	—
Subscriptions - Limited Partners	219,734,885	78,648.3210	942,584	936.0767	220,677,469	79,584.3977
Subscriptions - General Partner	—	—	600,000	598.7574	600,000	598.7574
Redemptions - Limited Partners	(130,917,906)	(46,915.5119)	(112,212)	(110.6490)	(131,030,118)	(47,026.1609)

Partners’ Capital September 30, 2012	$1,408,188,598	513,254.3548	$16,501,630	16,643.3465	$1,424,690,228	529,897.7013

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange, and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings, became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 30, 2013, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)[1]	$(72.50)	$(23.99)	$42.09	$17.97	$(107.11)	$(26.16)	$6.26	$10.36
Interest income	0.08	0.03	0.26	0.09	0.41	0.15	0.65	0.23
Expenses[2]	(13.67)	(5.01)	(15.97)	(5.74)	(42.08)	(15.34)	(49.20)	(17.67)

Increase (decrease) for the period	(86.09)	(28.97)	26.38	12.32	(148.78)	(41.35)	(42.29)	(7.08)
Net asset value per unit, beginning of period	2,593.77	950.94	2,717.27	979.17	2,656.46	963.32	2,785.94	998.57

Net asset value per unit, end of period	$2,507.68	$921.97	$2,743.65	$991.49	$2,507.68	$921.97	$2,743.65	$991.49

[1]	Includes brokerage commissions and clearing fees.

[2]	Excludes brokerage commissions and clearing fees.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(3.9)%	(2.8)%	(4.4)%	(3.0)%	(4.2)%	(2.3)%	(4.4)%	(3.8)%
Incentive fees	0.0%	0.0%	0.0%[5]	0.0%[5]	0.0%[5]	0.0%[5]	0.0%[5]	0.1%

Net investment income (loss) before incentive fees[4]	(3.9)%	(2.8)%	(4.4)%	(3.0)%	(4.2)%	(2.3)%	(4.4)%	(3.7)%

Operating expense	4.0%	2.8%	4.5%	3.3%	4.2%	2.3%	4.4%	3.7%
Incentive fees	0.0%	0.0%	0.0%[5]	0.0%[5]	0.0%[5]	0.0%[5]	0.0%[5]	0.1%

Total expenses	4.0%	2.8%	4.5%	3.3%	4.2%	2.3%	4.4%	3.8%

Total return:
Total return before incentive fees	(3.3)%	(3.0)%	1.0%	1.3%	(5.6)%	(4.3)%	(1.5)%	(0.6)%
Incentive fees	0.0%	0.0%	0.0%[5]	0.0%[5]	0.0%[5]	0.0%[5]	0.0%[5]	(0.1)%

Total return after incentive fees	(3.3)%	(3.0)%	1.0%	1.3%	(5.6)%	(4.3)%	(1.5)%	(0.7)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.
[5]	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading are shown in the Statements of Income and Expenses.

During the second quarter of 2013, CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. Winton Master commenced foreign exchange trading through an account at MS&Co on or about May 1, 2013. During the third quarter of 2013, Winton Master and AAA Master LLC entered into a futures brokerage account agreement with MS&Co and commenced futures trading through accounts at MS&Co on or about July 22, 2013 and September 9, 2013, respectively. Morgan Stanley Smith Barney TT II, LLC continues to be a party to a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

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

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of metal forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2013 was 176. The monthly average number of metal forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2012 were 216 and 249, respectively.

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

The following tables summarize the Partnership’s direct investments at September 30, 2013 and December 31, 2012.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$—	$(1,820,494)	$(1,820,494)

Total Assets	$—	$(1,820,494)	$(1,820,494)

Liabilities
Forwards	$1,315,944	$—	$1,315,944

Total liabilities	$1,315,944	$—	$1,315,944

Net unrealized depreciation on open forwards			$(504,550)

Total net unrealized gain (loss) on total contracts			$(504,550)

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

The following tables indicate the gross fair values of derivative instruments of forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

September 30, 2013
Assets
Forward Contracts
Metals	$1,315,944

Total unrealized appreciation on open forward contracts	$1,315,944

Liabilities
Forward Contracts
Metals	$(1,820,494)

Total unrealized depreciation on open forward contracts	$(1,820,494)

Net unrealized depreciation on open forward contracts	$(504,550)*

December 31, 2012
Assets
Forward Contracts
Metals	$549,269

Total unrealized appreciation on open forward contracts	$549,269

Liabilities
Forward Contracts
Metals	(1,053,819)

Total unrealized depreciation on open forward contracts	(1,053,819)

Net unrealized depreciation on open forward contracts	$(504,550)*

*	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership/Funds consider prices for exchange-traded commodity futures, forward and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013, and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$1,315,944	$1,315,944	$—	$—
Investment in Funds	1,206,894,231	—	1,206,894,231	—

Total assets	$1,208,210,175	$1,315,944	$1,206,894,231	$—

Liabilities
Forwards	$1,820,494	$1,820,494	$—	$—

Total liabilities	$1,820,494	$1,820,494	$—	$—

Net fair value	$1,206,389,681	$(504,550)	$1,206,894,231	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$549,269	$549,269	$—	$—
Investment in Funds	1,391,594,441	—	1,391,594,441	—

Total assets	$1,392,143,710	$549,269	$1,391,594,441	$—

Liabilities
Forwards	$1,053,819	$1,053,819	$—	$—

Total liabilities	$1,053,819	$1,053,819	$—	$—

Net fair value	$1,391,089,891	$(504,550)	$1,391,594,441	$—

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed by Winton using the Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of the assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM, and/or MS&Co. as applicable.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

A limited partner/non-managing member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All trading, exchange, clearing, user, give-up, and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees are charged at the Partnership level.

At September 30, 2013, the Partnership owned approximately 49.8% of AAA Master, 94.4% of Transtrend Master and 67.2% of Winton Master. At December 31, 2012, the Partnership owned approximately 47.2% of AAA Master, 93.7% of Transtrend Master and 67.8% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$598,095,898	$32,821,610	$565,274,288
Transtrend Master	486,758,046	760,458	485,997,588
Winton Master	694,125,926	88,373	694,037,553

Total	$1,778,979,870	$33,670,441	$1,745,309,429

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
AAA Master	$909,985,091	$67,226,938	$842,758,153
Transtrend Master	511,111,816	751,587	510,360,229
Winton Master	762,738,367	2,827,854	759,910,513

Total	$2,183,835,274	$70,806,379	$2,113,028,895

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(660,061)	$(22,410,824)	$(23,070,885)
Transtrend Master	(2,643,512)	(14,467,982)	(17,111,494)
Winton Master	(190,181)	(7,546,703)	(7,736,884)

Total	$(3,493,754)	$(44,425,509)	$(47,919,263)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(2,785,348)	$(70,511,331)	$(73,296,679)
Transtrend Master	(8,199,723)	(23,194,871)	(31,394,594)
Winton Master	(621,568)	33,352,188	32,730,620

Total	$(11,606,639)	$(60,354,014)	$(71,960,653)

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(799,515)	$60,107,931	$59,308,416
Transtrend Master	(3,021,720)	(6,472,573)	(9,494,293)
Winton Master	(104,610)	12,887,957	12,783,347

Total	$(3,925,845)	$66,523,315	$62,597,470

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(2,472,056)	$31,510,989	$29,038,933
Transtrend Master	(9,527,037)	32,450,682	22,923,645
Winton Master	(403,260)	(30,088,509)	(30,491,769)

Total	$(12,402,353)	$33,873,162	$21,470,809

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of
	Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	24.04%	$281,293,719	$(11,569,727)	$312,906	$38,155	—	$(11,920,788)	Energy Markets	Monthly
Transtrend Master	39.22%	458,958,645	(13,654,974)	394,495	—	2,074,335	(16,123,804)	Commodity Portfolio	Monthly
Winton Master	39.88%	466,641,867	(4,974,286)	134,335	13,428	—	(5,122,049)	Commodity Portfolio	Monthly

Total		$1,206,894,231	$(30,198,987)	$841,736	$51,583	$2,074,335	$(33,166,641)

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	24.04%	$281,293,719	$(34,369,305)	$1,311,144	$141,694	—	$(35,822,143)	Energy Markets	Monthly
Transtrend Master	39.22%	458,958,645	(21,881,797)	1,400,008	—	6,248,110	(29,529,915)	Commodity Portfolio	Monthly
Winton Master	39.88%	466,641,867	23,236,557	469,654	70,202	—	22,696,701	Commodity Portfolio	Monthly

Total		$1,206,894,231	$(33,014,545)	$3,180,806	$211,896	$6,248,110	$(42,655,357)

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fees	Incentive Fee	Income (Loss)	Objective	Permitted
AAA Master	29.24%	$397,868,211	$27,213,443	$398,662	$9,663	$—	$—	$26,805,118	Energy Markets	Monthly
Transtrend Master	35.16%	478,280,141	(6,157,408)	480,353	—	2,294,167	9,052	(8,940,980)	Commodity Portfolio	Monthly
Winton Master	37.89%	515,446,089	8,459,382	133,260	11,356	—	—	8,314,766	Commodity Portfolio	Monthly

Total		$1,391,594,441	$29,515,417	$1,012,275	$21,019	$2,294,167	$9,052	$26,178,904

	December 31, 2012		For the nine months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	Fees	Incentive Fee	Income (loss)	Objective	Permitted
AAA Master	29.24%	$397,868,211	$14,970,646	$1,096,186	$84,550	$—	$—	$13,789,910	Energy Markets	Monthly
Transtrend Master	35.16%	478,280,141	29,909,175	1,323,222	—	6,658,508	811,931	21,115,514	Commodity Portfolio	Monthly
Winton Master	37.89%	515,446,089	(19,513,035)	418,719	38,109	—	—	(19,969,863)	Commodity Portfolio	Monthly

Total		$1,391,594,441	$25,366,786	$2,838,127	$122,659	$6,658,508	$811,931	$14,935,561

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures, and certain standardized forwards, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 16.4% to 40.8% of Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership and the Funds assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash and cash margin and interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 14.0% from $1,360,480,597 to $1,170,241,801. This decrease was attributable to redemptions of 96,292.8560 Class A Redeemable Units totaling $250,083,113 and redemptions of 453.7020 Class Z Redeemable Units totaling $429,173, coupled with net loss of $73,593,963 which was partially offset by subscriptions of 46,032.1680 Class A Redeemable Units totaling $120,982,469 and subscriptions of 686.8310 Class Z Redeemable Units totaling $657,010 and an allocation from the General Partner of 4,603.2970 Class A Redeemable Units totaling $12,204,538 and 24.2900 Class Z General Partner unit equivalents totaling $23,436. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit for Class A decreased 3.3% from $2,593.77 to $2,507.68, as compared to an increase of 1.0% in the third quarter of 2012. During the Partnership’s third quarter of 2013, the net asset value per unit for Class Z decreased 3.0% from $950.94 to $921.97, as compared to an increase of 1.3% in the third quarter of 2012. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2013 of $30,234,012. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, non U.S. interest rates, metals and softs and were partially offset by gains in grains, U.S. interest rates, indices and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2012 of $29,383,122. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, currencies and indices and were partially offset by losses in metals and agricultural commodities.

The most significant losses were incurred within the metals markets, primarily during August, from short positions in gold and silver futures as prices increased as political tension over Syria increased demand for the precious metal as a store of value. Within the energy sector, losses were recorded in September from long futures positions in crude oil and its related products as prices declined over concern a potential shutdown of the U.S. government would reduce demand from the world’s largest oil consuming country. During July, losses were incurred from short positions in gasoil and heating oil futures as prices advanced after reports indicated European stockpiles fell to lower-than-expected levels, increasing demand for U.S. exports. Within the currency markets, losses were recorded in August from long positions in the euro versus the U.S. dollar as the relative value of the euro moved lower against the dollar on speculation the U.S. would curtail its quantitative easing program. Additional losses were incurred in the global interest rate sector, primarily during August, from long positions in European fixed income futures as prices declined as signs the global economy was strengthening lessened demand for the euro region’s “safest” fixed income assets. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July and September as prices advanced after Federal Reserve Chairman Ben Bernanke signaled the U.S. central bank would not taper its asset purchase program as early as investors previously expected. Within the agricultural markets, gains were recorded in August from long positions in soybean and wheat futures as prices advanced over concern persistent hot, dry weather in the Midwest would threaten crop yields in the U.S.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit for Class A decreased 5.6% from $2,656.46 to $2,507.68, as compared to a decrease of 1.5% during the nine months ended September 30, 2012. During the Partnership’s nine months ended September 30, 2013, the net asset value per unit for Class Z decreased 4.3% from $963.32 to $921.97, as compared to a decrease of 0.7% during the nine months ended September 30, 2012. The Partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2013 of $33,224,524. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2012 of $25,032,017. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, energy, metals and agricultural commodities.

The most significant losses were incurred within the energy sector primarily during January from short positions in WTI crude oil as prices rallied on renewed optimism regarding the global economy. Further losses in this sector were recorded during February from long futures positions in Brent crude oil and RBOB gasoline as prices declined due to weaker-than-expected economic data from the United States. During September long crude oil futures positions resulted in losses as prices declined. Within the global interest rate markets, losses were recorded during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Additional losses in this sector were recorded during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Within the currency sector, losses were experienced in August from long positions in the euro versus the U.S. dollar as the value of the euro fell amid reports that the regions unemployment levels fell unexpectedly and on speculation the U.S. would curtail its bond buying program. Additional currency losses were recorded during May due to long positions in Mexican peso versus U.S. dollar as the relative value of the peso declined following positive economic news on the U.S. economy’s recovery. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector primarily during January from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment. Additional gains in the sector were recorded in September from long positions in U.S. and European equity index futures as prices advanced after the U.S. Federal Reserve delayed curtailing its bond buying program. Within the metals complex, gains were experienced during April and June from short positions in gold and silver futures as prices declined sharply after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Additional gains in the sector were recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China. Within the agricultural sector, gains were recorded during February from short futures positions in wheat as prices trended lower as snowfall expected in the U.S. Great Plains eased concern that a drought will damage crops. Further gains were recorded from short futures positions in sugar as prices declined to a 30-month low. During August, gains in this sector were driven by long positions in soybean and wheat futures as prices advanced amid concerns adverse weather conditions would limit U.S. crops.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM and/or MS&Co., as applicable based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. MS&Co. credits Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income earned by the Partnership for the three and nine months ended September 30, 2013, decreased by $97,389 and $125,200, respectively, as compared to the corresponding periods in 2012. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions for the three and nine months ended September 30, 2013, decreased by $2,341,096 and $2,882,069, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage commissions is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2013, decreased by $1,411,690 and $3,001,265, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a change in fee percentage rates and lower average adjusted net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013, decreased by $289,321 and $495,920, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to a lower average adjusted net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2013. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $9,052 and $811,930, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2013	September 30, 2013	June 30, 2013	June 30, 2013
AAA Capital Management Advisors, Ltd.	247,743,237	21%	$339,064,678	26%
Transtrend B.V.	457,267,673	39%	$472,191,150	37%
Winton Capital Management Limited	465,081,633	40%	$468,741,108	37%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013, and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $1,170,241,801.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$44,897,664	3.84%
Currencies	44,763,489	3.82%
Equities	50,281,709	4.30%
Interest Rates	16,134,432	1.38%

Total	$156,077,294	13.34%

As of December 31, 2012, the Partnership’s total capitalization was $1,360,480,597.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$61,950,163	4.55%
Currencies	51,194,299	3.76%
Indices	41,157,479	3.02%
Interest Rates	32,932,168	2.43%

Total	$187,234,109	13.76%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2013, and December 31, 2012, and the highest, lowest and average value at any point during the three months ended September 30, 2013, and for the twelve months ended December 31, 2012. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2013, AAA Master’s total capitalization was $565,274,288. The Partnership owned approximately 49.8% of AAA Master. As of September 30, 2013, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$22,538,703	3.99%	$56,379,624	$22,538,703	$37,836,585

Total	$22,538,703	3.99%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Winton Master’s total capitalization was $694,037,553. The Partnership owned approximately 67.2% of Winton Master. As of September 30, 2013, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,438,195	5.39%	$53,282,510	$23,165,051	$44,555,072
Energy	1,866,350	0.27%	5,960,250	1,866,350	2,898,962
Grains	5,374,168	0.77%	5,374,168	132,268	4,597,247
Indices	34,673,650	5.00%	35,241,827	15,347,959	30,358,236
Interest Rates U.S.	3,366,158	0.48%	3,366,158	635,651	2,041,206
Interest Rates Non-U.S.	6,915,389	1.00%	7,472,569	3,303,641	6,222,832
Livestock	321,047	0.05%	411,203	306,526	340,899
Metals	7,121,767	1.03%	15,870,129	7,121,767	10,591,121
Softs	2,166,257	0.31%	2,320,543	1,671,593	2,176,254

Total	$99,242,981	14.30%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Transtrend Master’s total capitalization was $485,997,588. The Partnership owned approximately 94.4% of Transtrend Master. As of September 30, 2013, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Commodity	$23,676,341	4.87%	$30,873,177	$1,850,891	$25,065,452
Currencies	20,768,032	4.27%	21,436,665	10,326,308	16,837,312
Interest Rates	9,772,492	2.01%	10,566,015	3,277,243	8,181,790
Equities	28,581,585	5.88%	28,581,585	8,069,904	18,718,566

Total	$82,798,450	17.03%

*	Average of month-end Values at Risk.

As of December 31, 2012, Transtrend Master’s total capitalization was $510,360,229. The Partnership owned 93.7% of Transtrend Master. As of December 31, 2012, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership or the General Partner. The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS&Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2013, there were subscriptions of 10,325.1660 Class A Redeemable Units totaling $26,254,665, and 95.4880 Class Z Redeemable Units totaling $88,373. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	13,532.7440	$2,568.23	29.2590	$942.30	N/A	N/A
August 1, 2013 – August 31, 2013	10,940.3860	$2,480.05	50.1000	$910.60	N/A	N/A
September 1, 2013 – September 30, 2013	12,741.2120	$2,507.68	49.6090	$921.97	N/A	N/A
	37,214.3420	$2,521.58	128.9680	$922.17

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

Item	3. Defaults Upon Senior Securities. None.

Item	4. Mine Safety Disclosures. Not Applicable

Item	5. Other Information

Effective October 29, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Effective the same date, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. As of the transfer, the Partnership ceased paying brokerage commissions to CGM and began paying brokerage commissions to MS&Co. The brokerage commissions received by MS&Co will be shared with Morgan Stanley Wealth Management and its properly registered/licensed financial advisers who sell redeemable units in the Partnership as well as other properly registered/licensed selling agents.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012) and incorporated herein by reference.

3.2		Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(c)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(d)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008) and incorporated herein by reference.

	(e)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(f)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009) and incorporated herein by reference.

	(g)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(h)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the Form 8-K filed on July 2, 2010) and incorporated herein by reference.

	(i)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(j)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the Form 10-Q filed August 14, 2013) and incorporated herein by reference.

10.1		Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(a)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006) and incorporated herein by reference.

	(c)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

	(d)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors Ltd. (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2013) and incorporated herein by reference.

10.2		Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004) and incorporated herein by reference.

	(a)	Letter extending the Management Agreement between the General Partner and Winton Capital Management Limited from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

	(b)	Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 6. 2012).

10.3	(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003) and incorporated herein by reference.

	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed herewith).

10.4	(a)	Second Amended and Restated Agency Agreement between the Partnership, Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and CGM Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

	(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and MSWM, effective October 29, 2013 (filed herewith).

10.5		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012) and incorporated herein by reference.

10.6		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009) and incorporated herein by reference.

10.7	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) on Form 10-K filed on March 17, 2013) and incorporated herein by reference.

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) on Form 10-K filed on March 27, 2013) and incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date: November 14, 2013