Form 10-K
period 2013-12-31
ORION FUTURES FUND LP
filed 2014-03-28
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  ☐    No   ☑

Limited Partnership Redeemable Units with an aggregate value of $1,263,858,821 of Class A and $2,471,495 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2014, 401,902.9128 Limited Partnership Class A Redeemable Units were outstanding. As of February 28, 2014, 2,404.4932 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 36 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings, became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. On August 1, 2011, Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (Morgan Stanley Wealth Management), a selling agent for the Partnership and its affiliates (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”). As of December 31, 2013, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. A description of the trading activities and focus of the Advisors are included on page 17 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References herein to “Advisors” may also include as relevant reference to Willowbridge Associates Inc. (“Willowbridge”). The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member/trading manager or CGM and/or MS&Co. and are not responsible for the organization or operation of the Partnership.

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

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forwards contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed by Winton using the Diversified Program as applied without equities (formerly, the Diversified Program), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnerships assets allocated to Winton at a level that is up to 1.5 times the amount of assets allocated.

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

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”), a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master was formed in order to permit accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2013.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”), and the Partnership’s trading of futures, forward, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co. as applicable. References herein to “Funds” may also include as relevant, reference to Willowbridge Master.

A limited partner/non-managing member of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All clearing fees (as defined below) are borne directly and by the Funds. All other fees are charged at the Partnership level.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.

As of December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 67.3% of Winton Master and 95.1% of Transtrend Master. As of December 31, 2012, the Partnership owned approximately 47.2% of AAA Master, 67.8% of Winton Master and 93.7% of Transtrend Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

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

Pursuant to the terms of the management agreements (each, a “Management Agreement” and collectively, the “Management Agreements”), the Partnership pays AAA and Winton a monthly management fee based on month-end Net Assets allocated to AAA and Winton, respectively. The Partnership pays AAA a monthly management fee equal to 1.5% per year, of month-end Net Assets allocated to AAA. Prior to January 1, 2013, AAA received a monthly management fee equal to 2.0% per year. Winton receives a monthly management fee equal to 1.5% per year of month-end Net Assets allocated to Winton. Transtrend Master pays Transtrend a monthly management fee of either 1.25% or 1.5% per year depending on the aggregate net assets of Transtrend Master. Prior to January 1, 2014, Transtrend paid a monthly management fee of either 1.75% per year or 2.0% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30, of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

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

Effective March 1, 2014, the Partnership entered into a Customer Agreement with MS&Co. (the “New MS&Co. Customer Agreement”). As of the same date, the Partnership terminated its existing selling agent agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee, the amount of which will be calculated by multiplying (i) the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side for Class A units and (ii) the Partnership’s round turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side for Class Z units. The ongoing selling agent fee amount will be reduced by applicable floor brokerage. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold redeemable units in the Partnership. Under the New MS&Co. Customer Agreement, the Partnership also pays trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Funds. All of the Partnership’s assets not held in the Fund’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. pays the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The New MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts and forward contracts (the Funds are also parties to a customer agreement with MS&Co., which gives the Funds the same right). The New MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Winton Master has entered into a foreign exchange brokerage account agreement with MS&Co. Under the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in Winton Master.

During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”), which was terminated effective March 1, 2014. Under the Prior MS & Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Funds. MS&Co. clearing fees were allocated to the Partnership based on its proportionate share of the Funds. MS&Co. paid a portion of its brokerage commissions to other properly licensed and/or registered selling agents and to financial advisors who sold Redeemable Units. All of the Partnership’s assets not held in the Funds’ accounts at MS & Co. were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Prior MS&Co. Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts and forward contracts (the Funds were also parties to a customer agreement with MS&Co., which gave the Funds the same right).

Prior to and during part of the fourth quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid for exchange, service, clearing, user, give-up and NFA fees (collectively, the “CGM clearing fees” and together with the MS&Co. clearing fees and the foreign exchange clearing fees, the “clearing fees”) directly and through its investments in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of such Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM (or with respect to Transtrend Master, at MS&Co.) were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s (except for Transtrend Master’s)) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM. Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps contracts and forward contracts (the Funds (except Transtrend Master) were also parties to customer agreements with CGM, which gave the Funds the same right).

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees pare paid may be changed.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the Net Asset Value of the Class.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2013, was $1,116,054,454.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including selling agent, clearing, management and administrative fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1. The General Partner/managing member/trading manager and the Partnership’s/Funds’ commodity brokers are affiliates;

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

One of the Partnership’s objectives is to add on element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Funds achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single day. Each of the Advisors believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of February 28, 2014, was 11,086.

(c) Dividends. The Partnership did not declare any distributions in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2013, there were subscriptions of 55,059.1970 Redeemable Units of Class A totaling $144,088,051, 760.2010 Redeemable Units of Class Z totaling $725,148 and an allocation from the General Partner of 4,603.2970 Class A General Partner unit equivalents totaling $12,204,538 and 24.2900 Class Z General Partner unit equivalents totaling $23,436. For the twelve months ended December 31, 2012, there were subcriptions of 102,024.3690 Redeemable Units of Class A totaling $282,099,345, 1,075.3517 Redeemable Units of Class Z totaling $1,075,584 and General Partner contributions representing 703.4764 unit equivalents of Class Z totaling $700,000. For the twelve months ended December 31, 2011, there were subscriptions of 121,320.2503 Redeemable Units of Class A totaling $335,905,056, General Partner contributions representing 556.0836 unit equivalents of Class A totaling $1,550,000 and 1,415.2385 Redeemable Units of Class Z totaling $1,400,428, and General Partner contributions representing 13,803.9229 unit equivalents of Class Z totaling $13,413,320. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated there under. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, exchange-cleared swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	17,500.6110	$2,556.56	192.7710	$940.52	N/A	N/A
November 1, 2013 — November 30, 2013	15,780.5800	$2,605.03	34.0820	$959.03	N/A	N/A
December 1, 2013 — December 31, 2013	21,356.5900	$2,652.23	41.5360	$977.35	N/A	N/A

	54,637.7810	$2,607.95	268.3890	$948.57

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 2013, 2012, 2011, 2010 and 2009 and total assets at December 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) from direct trading and from investments in Funds net of brokerage commissions (including clearing fees) of $23,140,108, $31,426,884, $15,562,349, $11,840,857 and $7,831,507, respectively	$24,765,554	$(35,418,309)	$51,520,724	$65,843,981	$(17,982,427)
Interest income	$289,693	$524,680	349,941	1,068,707	539,835

	$25,055,247	$(34,893,629)	$51,870,665	$66,912,688	$(17,442,592)

Net income (loss)	$(7,707,752)	$(68,154,230)	$14,565,103	$33,596,305	$(39,246,801)

Total assets	$1,182,185,867	$1,392,389,048	$1,382,760,594	$1,195,156,405	$827,864,934

Increase (decrease) in asset value per unit:
Class A	$(4.23)	$(129.48)	$31.55	$61.21	$(143.75)

Class Z	$14.03	$(35.25)	$(1.43)	$—	$—

Net asset value per unit:
Class A	$2,652.23	$2,656.46	$2,785.94	$2,754.39	$2,693.18

Class Z	$977.35	$963.32	$998.57	$—	$—

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to AAA, Transtrend, and Winton. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The programs traded by each Advisor on behalf of the Partnership are: AAA — Energy Program — Futures and Swaps; Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); and Winton — Diversified Program. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time. As of December 31, 2013 and September 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2013	December 31, 2013 (percentage of net assets)	September 30, 2013	September 30, 2013 (percentage of net assets)
AAA Capital Management Advisors, Ltd.	$202,983,597	18%	$247,743,237	21%
Transtrend B.V.	$462,693,706	42%	$457,267,673	39%
Winton Capital Management Limited	$450,227,826	40%	$465,081,633	40%

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

AAA generally bases its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or to define risks. The Energy Program — Futures and Swaps may trade agricultural commodities that have a correlation with the energy markets.

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

Transtrend B.V. Inc.

The portion of the Partnership’s assets that are currently allocated to Transtrend for trading are not invested in commodity interests directly. Transtrend’s allocation of the Partnership’s assets is currently in Transtrend Master. Transtrend trades Transtrend Master, and thereby the Partnership’s assets, in accordance with its Diversified Trend Program-Enhanced Risk Profile (US Dollar (Diversified Trend Program)), a proprietary, systematic trading system. Transtrend generally trades its Enhanced Risk Profile using 1.5 times the leverage employed by the Standard Risk Profile.

Transtrend Master currently trades Financial Instruments (i.e., futures, options, options on futures, swaps, swaps on futures, forward contracts on currencies, interest rates, interest rates instruments, commodities and equity related indices and instruments and other indices) on United States and non-United States exchanges and OTC markets. One of the potential strengths of the program is the disciplined, systematic and dynamic nature of market participation. The overall performance is determined by the entirety of all markets and all trades. In a systematic market approach, the consistent disciplined application by Transtrend and a consistent participation by the client are both essential to realize the pursued returns over the course of time, although profitability cannot be guaranteed and clients may incur substantial losses on their investment.

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

Under the Diversified Trend Program — in its Standard Risk Profile — Transtrend generally commits an average of approximately 10% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however and is affected by various factors including, without limitation, account size, market conditions, traded markets or the level of margins set by brokers or exchanges. The Diversified Trend Program’s Enhanced Risk Profile generally means 1.5 times the leverage, and as such the average margin commitments of the Standard Risk Profile.

Winton Capital Management Limited

The portion of the Partnership’s assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets is currently invested in Winton Master. Winton trades its Diversified Program as applied without equities (the “Diversified Program”) on behalf of Winton Master, a proprietary, systematic trading program.

The investment objective of the Diversified Program is to achieve long-term capital appreciation through compound growth by pursuing diversified investment strategies subject to certain investment constraints. These constraints may be imposed by Winton or may be required by regulations or rules.

The key investment constraint of the Diversified Program as applied to the Partnership through its investment in Winton Master is that it does not invest in equities (although it may gain indirect exposure to equity markets via investments in equity index futures). It may invest long and short using leverage in non-equity markets that Winton believes are sufficiently liquid, and for which there is sufficient data available. The Diversified Program is subject to a long-term gross volatility target of 10%.

The Diversified Program currently invests in over 100 futures markets, currency forwards and related instruments.

Winton generally expects the holding periods for the Diversified Program’s portfolio to be long-term with the average holding period across all instruments expected to be 3-8 months.

The Diversified Program follows a disciplined investment process that is based on scientific analysis of past data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Diversified Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducts scientific research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. Generally, if rising prices are forecast, a long position will be established or maintained and if falling prices are forecast, a short position will be established or maintained. As a result of Winton’s research, they believe that the investments made in accordance with this process will have a slightly better than even chance of being successful which creates an expectation of profits over the long-term.

Historically, Winton’s research was focused on developing trend-following strategies that invest in futures contracts (based on data that is intrinsic to markets). However, in recent years, Winton has increased their use of non-trend-following strategies (generally based on data that is external to markets).

Winton’s investment strategies are operated as an automated, computer-based system. This investment system is modified over time as Winton monitors its operation and undertakes further research. Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of Winton’s investments are made strictly in accordance with the output of the system. However, Winton may, on occasion (such as the occurrence of exceptional events that fall outside the parameters of the research on which the system is based), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of investors. For example, if there is a market crash or if trading is suspended on a market or exchange, Winton may attempt to reduce risk by decreasing leverage or liquidating or hedging positions in certain markets.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Data.”

For the period January 1, 2013 through December 31, 2013, the average allocation by commodity market sector for each of the Funds was as follows:

AAA Master Fund LLC

Energy	100%

CMF Winton Master L.P.

Currencies	36.4%
Energy	3.2%
Grains	4.8%
Indices	31.2%
Interest Rates U.S.	5.6%
Interest Rates Non-U.S.	8.5%
Livestock	0.5%
Metals	7.9%
Soft	1.9%

Morgan Stanley Smith Barney TT II, LLC

Currencies	23.9%
Energy	13.6%
Grains	8.3%
Indices	20.7%
Interest Rates U.S.	5.4%
Interest Rates Non-U.S.	13.9%
Livestock	1.2%
Metals	8.9%
Softs	4.1%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash and cash margin and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

From January 1, 2013 through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards, and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.8% to 26.1% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risk with respect to MS&Co.

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

The General Partner/managing member monitors and attempts to control the Partnership/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member/trading manager to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange - cleared swaps, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, selling agent fees, advisory fees and administrative fees and during the reporting period brokerage commissions. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s/Fund’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 150,930.6370 Redeemable Units of Class A were redeemed totaling $392,575,948, 722.0910 Redeemable Units of Class Z were redeemed totaling $683,759 and 532.0000 General Partner unit equivalents of Class Z were redeemed totaling $500,357. For the year ended December 31, 2012, 77,510.4189 Redeemable Units of Class A were redeemed totaling $211,765,251 and 161.2470 Redeemable Units of Class Z were redeemed totaling $160,460. For the year ended December 31, 2011, 60,141.7278 Redeemable Units of Class A were redeemed totaling $166,600,713 and 4,832.1591 General Partner unit equivalents of Class A were redeemed totaling $13,113,320.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2013, there were subscriptions of 55,059.1970 Redeemable Units of Class A totaling $144,088,051, 760.2010 Redeemable Units of Class Z totaling $725,148 and an allocation from the General Partner of 4,603.2970 Class A General Partner unit equivalents totaling $12,204,538 and 24.2900 Class Z General Partner unit equivalents totaling $23,436. For the year ended December 31, 2012, there were subscriptions of 102,024.3690 Redeemable Units of Class A totaling $282,099,345, subscriptions of 1,075.3517 Redeemable Units of Class Z totaling $1,075,584 and 703.4764 General Partner unit equivalents of Class Z totaling $700,000. For the year ended December 31, 2011, there were subscriptions of 121,320.2503 Redeemable Units of Class A totaling $335,905,056 and 556.0836 General Partner unit equivalents of Class A totaling $1,550,000, subscriptions of 1,415.2385 Redeemable Units of Class Z totaling $1,400,428 and 13,803.9229 General Partner unit equivalents totaling $13,413,320.

(c) Results of Operations.

For the year ended December 31, 2013 the net asset value per unit for Class A decreased 0.1% from $2,656.46 to $2,652.23 and for the year ended December 31, 2013, the net asset value per unit for Class Z increased 1.5% from $963.32 to $977.35. For the year ended December 31, 2012 the net asset value per unit for Class A decreased 4.7% from $2,785.94 to $2,656.46 and for the year ended December 31, 2012, the net asset value per unit for Class Z decreased 3.5% from $998.57 to $963.32. For the year ended December 31, 2011, the net asset value per unit for Class A increased 1.1% from $2,754.39 to $2,785.94 and for the period August 1, 2011 to December 31, 2011, the net asset value for Class Z decreased 0.1% from $1,000.00 to $998.57.

The Partnership experienced a net trading gain of $47,905,662 before brokerage commissions, fees and expenses in 2013. Losses were primarily attributable to the Funds trading in energy, U.S. and non-U.S. interest rates and were partially offset by gains in currencies, grains, livestock, metals, softs and indices. The net trading gain (or loss) realized from the Partnership and the Funds is disclosed on page 36 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the energy sector throughout the majority of the year. During January, losses in energies were experienced from short positions in WTI crude oil as prices rallied on renewed optimism regarding the global economy. Further losses in this sector were recorded during February from long futures positions in Brent crude oil and RBOB gasoline as prices declined due to weaker-than-expected economic data from the United States. During September, long crude oil futures positions resulted in losses as prices declined over speculation a potential shutdown of the U.S. government would decrease demand. Within the global interest rate markets, losses were recorded during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during the year. Additional losses in this sector were recorded during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery was strengthening. During December, losses were incurred from long positions in European fixed income futures as prices declined as the euro area’s emergence from its longest recession on record dampened demand for the region’s safest assets. The Partnership’s losses for the year were offset by gains achieved within the global stock index sector from long positions in Asian, U.S., and European equity index futures as prices advanced throughout much of the year amid positive global economic sentiment and optimism central banks will generally maintain loose monetary policies to boost economic growth. Within the metals complex, gains were experienced during April and June from short positions in gold and silver futures as prices declined sharply after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Additional gains in the sector were recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China. Within the agricultural sector, gains were recorded during February from short futures positions in wheat as prices trended lower as snowfall expected in the U.S. Great Plains eased concern that a drought will damage crops. Further gains were recorded from short futures positions in sugar as prices declined to a 30-month low. During November and December, gains in this sector were driven by short positions in soybean futures as reports indicated that crop totals in the U.S. and South America would reach near record levels in 2014. Additional gains in agriculturals were recorded during May. Within the currency sector, gains were achieved, primarily during January, November, and December, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell amid speculation the Bank Of Japan will continue unprecedented stimulus measures, while the U.S. Federal Reserve pares quantitative easing as the U.S. economy recovers.

The Partnership experienced a net trading loss of $3,991,425 before brokerage commissions, fees and expenses in 2012. Losses were primarily attributable to the Funds trading in currencies, energy, grains, metals, and softs and were partially offset by gains in indices, and U.S. and non-U.S. interest rates.

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

Interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined or at the 4-week U.S. Treasury bill rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. Interest income for the three and twelve months ended December 31, 2013 decreased by $109,787 and $234,987, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. had control.

During the reporting period, brokerage commissions were based on the number of trades executed by the Advisors or at the 4-week U.S. Treasury bill rate. Accordingly, they must be compared in relation to the number of trades executed during the period. Brokerage commissions and clearing fees for the three and twelve months ended December 31, 2013 decreased by $5,404,707 and $8,286,776, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage commissions is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2013, decreased by $1,330,162 and $4,331,427, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets for the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2013 decreased by $245,458 and $741,378, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the year as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2013 resulted in incentive fees of $5,166,773 and $5,166,773, respectively. Trading performance for the three and twelve months ended December 31, 2012 resulted in incentive fees of $0 and $811,930, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering). Professional fees for the years ended December 31, 2013 and 2012 were $641,615 and $445,722, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $175,856 and $151,889, respectively.

The Partnership experienced a net trading gain of $67,083,073 before commissions, fees and expenses in 2011. Gains were primarily attributable to the Partnership’s/Fund’s trading in energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains, livestock and indices.

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

In the General Partner’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership/Funds. The General Partner/managing member/trading manager monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership/Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership/Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s/Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

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

Brokerage Commissions. During the reporting period, commission charges to open and close futures and exchange-cleared swap contracts were expensed at the time the positions were opened. Commission charges on option contracts were expensed at the time the position was established and when the option contract was closed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All the Partnership assets are subject to the risk of trading loss directly and indirectly through its investment in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions including investments in the Funds, is directly reflected in the Partnership’s earnings (realized or unrealized) and cash balances.

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

The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors do trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of December 31, 2013 and 2012. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2013 and 2012. As of December 31, 2013, the Partnership’s total capitalization was $1,116,054,454.

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$59,572,508	5.34%
Currencies	61,223,862	5.49%
Indices	42,067,207	3.77%
Interest Rates	17,100,894	1.53%

Total	$179,964,471	16.13%

As of December 31, 2012, the Partnership’s total capitalization was $1,360,480,597.

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$61,950,163	4.55%
Currencies	51,194,299	3.76%
Indices	41,157,479	3.02%
Interest Rates	32,932,168	2.43%

Total	$187,234,109	13.76%

The following tables indicate the trading Value at Risk associated with the Partnership’s indirect investments in the Funds by market category as of December 31, 2013 and December 31, 2012, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2013 AAA Master’s total capitalization was $462,745,604. The Partnership owned approximately 48.1% of AAA Master. As of December 31, 2013, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$27,869,465	6.02%	$79,359,618	$22,538,703	$39,574,084

Total	$27,869,465	6.02%

*	Annual average month-end Values at Risk.

As of December 31, 2012 AAA Master’s total capitalization was $842,758,153. The Partnership owned approximately 47.2% of AAA Master. As of December 31, 2012, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$67,136,658	7.97%	$100,293,042	$23,853,865	$55,116,054

Total	$67,136,658	7.97%

*	Annual average monthly-end Values at Risk.

As of December 31, 2013 Winton Master’s total capitalization was $700,949,432. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2013, Winton Master’s Value at Risk for is assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,074,908	5.72%	$53,282,510	$9,219,914	$35,805,300
Energy	2,872,198	0.41%	6,779,740	1,102,060	3,240,209
Grains	5,279,340	0.75%	5,815,140	132,268	4,554,349
Indices	38,072,737	5.43%	38,378,719	15,347,959	31,596,652
Interest Rates U.S.	4,620,256	0.66%	15,396,649	589,442	4,984,234
Interest Rates Non-U.S.	7,956,794	1.14%	15,292,772	3,303,641	8,302,908
Livestock	421,487	0.06%	673,961	306,526	434,267
Metals	7,063,365	1.01%	15,870,129	3,251,406	8,046,324
Softs	1,503,158	0.21%	2,445,348	1,145,513	1,855,849

Total	$107,864,243	15.39%

*	Annual average of month-end Values at Risk

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

As of December 31, 2013 Transtrend Master total capitalization was $508,256,409. The Partnership owned 95.1% of Transtrend Master. As of December 31, 2013 Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2013

	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$36,416,803	7.17%	$41,246,716	$14,327,064	$24,069,926
Currencies	36,018,348	7.09%	37,638,813	5,474,243	17,624,769
Interest Rates	9,081,535	1.79%	25,815,930	3,277,243	11,818,184
Equity	17,291,541	3.40%	29,020,570	6,586,655	16,916,915

Total	$98,808,227	19.45%

*	Annual average of month-end Values at Risk

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time —could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables—as well as the past performance of the Partnership/Funds—give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector.

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

Metals. The Funds’ primary metal market exposure is to fluctuations in the price of copper. Although certain Advisors will from time to time trade base metals such as silver and copper, the principal market exposures of the Partnership/Funds have consistently been in the precious metals, including gold.

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the bulk of the Funds’ commodity exposure as of December 31, 2013.

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

The following were the only non-trading risk exposures of the Funds as of December 31, 2013.

Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Funds’ non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner/managing member/trading manager monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject.

The General Partner/managing member/trading manager monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/managing member/trading manager felt it necessary to do so, the General Partner/managing member/trading manager could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/managing member/trading manager primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s/managing member’s/trading manager’s risk management, the General Partner/managing member/trading manager periodically meets with the Advisors to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. Each Advisor is required to notify the General Partner/managing member/trading manager of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

ORION FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012, and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Condensed Schedules of Investments at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012, and 2011; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
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

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu	Alice Lonero
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Orion Futures Fund L.P.	Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the schedules of investments as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Orion Futures Fund L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Funds, at fair value (Note 5)	$1,181,894,789	$1,391,594,441
Equity in commodity futures trading account:
Cash (Note 3c)	291,074	289,987
Cash margin (Note 3c)	—	504,550

Total trading equity	1,182,185,863	1,392,388,978
Interest receivable (Note 3c)	4	70

Total assets	$1,182,185,867	$1,392,389,048

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$504,550
Accrued expenses:
Brokerage commissions (Note 3c)	2,845,117	5,315,493
Management fees (Note 3b)	870,277	1,304,059
Administrative fees (Note 3a)	491,299	577,627
Incentive fees (Note 3b)	5,166,773	—
Professional fees	61,306	100,690
Other	13,457	14,503
Redemptions payable (Note 6)	56,683,184	24,091,529

Total liabilities	66,131,413	31,908,451

Partners’ Capital: (Note 1 and 6)
General Partner, Class Z ( 13,996.6223 and 14,507.3993 unit equivalents outstanding at December 31, 2013 and 2012, respectively)	13,679,599	13,975,268
Limited Partners, Class A ( 414,767.3528 and 506,035.4958 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	1,100,058,092	1,344,261,470
Limited Partners, Class Z ( 2,370.5202 and 2,329.3432 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	2,316,763	2,243,859

Total partners’ capital	1,116,054,454	1,360,480,597

Total liabilities and partners’ capital	$1,182,185,867	$1,392,389,048

Net asset value per unit:
Class A	$2,652.23	$2,656.46

Class Z	$977.35	$963.32

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

December 31, 2013

	Fair Value	% of Partners’ Capital
Investment in Funds
AAA Master Fund LLC	$222,758,285	19.96%
CMF Winton Master L.P.	474,613,230	42.53
Morgan Stanley Smith Barney TT II, LLC	484,523,274	43.41

Total investment in Funds, at fair value	$1,181,894,789	105.90%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2012

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	85	$549,269	0.04%

Total unrealized appreciation on open forward contracts		549,269	0.04

Unrealized Depreciation on Open Forward Contracts
Metals	91	(1,053,819)	(0.08)

Total unrealized depreciation on open forward contracts		(1,053,819)	(0.08)

Investment in Funds
AAA Master Fund LLC		397,868,211	29.24
CMF Winton Master L.P.		515,446,089	37.89
Morgan Stanley Smith Barney TT II, LLC		478,280,141	35.16

Total investment in Funds		1,391,594,441	102.29

Net fair value		$1,391,089,891	102.25%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2013, 2012 and 2011

	2013	2012	2011
Income:
Interest income (Note 3c)	$234	$829	$54,009
Interest income from investment in Funds. (Note 3c)	289,459	523,851	295,932

Total investment income	289,693	524,680	349,941

Expenses:
Brokerage commissions, including clearing fees (Note 3c)	23,140,108	31,426,884	15,562,349
Management fees (Note 3b)	20,385,639	24,717,066	22,487,151
Administrative fees (Note 3a)	6,392,616	7,133,994	6,456,057
Incentive fees (Note 3b)	5,166,773	811,930	7,504,897
Professional fees	641,615	445,722	700,539
Other	175,856	151,889	156,918

Total expenses	55,902,607	64,687,485	52,867,911

Net investment income (loss)	(55,612,914)	(64,162,805)	(52,517,970)

Trading Results:
Net gains (losses) on trading of commodity interest and investment in Funds:
Net realized gains (losses) on closed contracts	(504,550)	(3,749,345)	16,067,236
Net realized gains (losses) on investment in Funds	(13,464,399)	67,360,062	(1,303,941)
Change in net unrealized gains (losses) on open contracts	504,550	3,749,345	(14,470,568)
Change in net unrealized gains (losses) on investment in Funds.	61,370,061	(71,351,487)	66,790,346

Total trading results	47,905,662	(3,991,425)	67,083,073

Net income (loss)	$(7,707,252)	$(68,154,230)	$14,565,103

Net income (loss) allocation by Class:
Class A	$(7,920,019)	$(67,560,868)	$14,181,486

Class Z	$212,767	$(593,362)	$383,617

Net income (loss) per unit* (Note 7):
Class A	$(4.23)	$(129.48)	$31.55

Class Z	$14.03	$(35.25)	$(1.43)

Weighted average units outstanding:
Class A	483,890.3313	511,498.1544	463,041.8504

Class Z	17,011.1131	16,460.5596	6,395.2482

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2013, 2012 and 2011

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$1,169,565,735	424,619.0987	$—	—	$1,169,565,735	424,619.0987
Subscriptions — Limited Partners	335,905,056	121,320.2503	1,400,428	1,415.2385	337,305,484	122,735.4888
Subscriptions — General Partner	1,550,000	556.0836	13,413,320	13,803.9229	14,963,320	14,360.0065
Redemptions — Limited Partners	(166,600,713)	(60,141.7278)	—	—	(166,600,713)	(60,141.7278)
Redemptions — General Partner	(13,113,320)	(4,832.1591)	—	—	(13,113,320)	(4,832.1591)
Net income (loss)	14,181,486	—	383,617	—	14,565,103	—

Partners’ Capital at December 31, 2011	1,341,488,244	481,521.5457	15,197,365	15,219.1614	1,356,685,609	496,740.7071
Subscriptions — Limited Partners	282,099,345	102,024.3690	1,075,584	1,075.3517	283,174,929	103,099.7207
Subscriptions — General Partner	—	—	700,000	703.4764	700,000	703.4764
Redemptions — Limited Partners	(211,765,251)	(77,510.4189)	(160,460)	(161.2470)	(211,925,711)	(77,671.6659)
Net income (loss)	(67,560,868)	—	(593,362)	—	(68,154,230)	—

Partners’ Capital at December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Subscriptions — Limited Partners	144,088,051	55,059.1970	725,148	760.2010	144,813,199	55,819.3980
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions — General Partner	—	—	(500,357)	(532.0000)	(500,357)	(532.0000)
Redemptions — Limited Partners	(392,575,948)	(150,930.6370)	(683,759)	(722.0910)	(393,259,707)	(151,652.7280)
Net income (loss)	(7,920,019)	—	212,767	—	(7,707,252)	—

Partners’ Capital December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953

Net asset value per unit:

	Class A	Class Z

2011:	$2,785.94	$998.57

2012:	$2,656.46	$963.32

2013:	$2,652.23	$977.35

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. On August 1, 2011, Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) a selling agent for the Partnership and its affiliates (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co”) and Citigroup Global Markets Inc. (“CGM”).

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

December 31, 2013

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

2.     Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and the Funds’ Investments. All commodity interests including derivative financial instruments and derivative commodity instruments held by the Partnership and the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Partnership’s and the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Partnership’s and the Funds’ Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that, based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

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

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership/Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,181,894,789	$—	$1,181,894,789	$—

Net fair value	1,181,894,789	$—	1,181,894,789	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$549,269	$549,269	$—	$—
Investment in Funds	1,391,594,441	—	1,391,594,441	—

Total assets	$1,392,143,710	$549,269	$1,391,594,441	$—

Liabilities
Forwards	$1,053,819	$1,053,819	$—	$—

Total liabilities	1,053,819	1,053,819	—	—

Net fair value	$1,391,089,891	$(504,550)	$1,391,594,441	$—

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

d.	Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Funds’ Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.

Options.     The Funds may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than that described in Note 9 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

k.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

l.	Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM or MS&Co., and are not responsible for the organization or operation of the Partnership. The Partnership pays AAA a monthly management fee equal to 1.5% per year, of month-end net assets allocated to AAA. Prior to January 1, 2013, AAA received a monthly management fee equal to 2.0% per year. Winton receives a monthly management fee equal to 1.5% per year, of month-end Net Assets allocated to Winton. Transtrend Master (as defined in Note 5, “Investment in Funds”) paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid for exchange, service, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly and through its investments in the Funds cleared through CGM. CGM clearing fees

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

were allocated to the Partnership based on its proportionate share of such Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM (or with respect to Transtrend Master (defined below), at MS&Co.) were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held for margin requirements was $504,550. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s (except for Transtrend Master’s)) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions are inclusive of applicable floor brokerage fees. The Partnership also pays for trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Funds. MS&Co. pays a portion of its brokerage commissions to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds do not include monies due to the Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

During the second quarter of 2013, CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with MS&Co. Winton Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, Winton Master and AAA Master LLC entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through accounts at MS&Co. on or about July 22, 2013 and

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

September 9, 2013, respectively. Morgan Stanley Smith Barney TT II, LLC continues to be a party to a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The MS&Co. Customer Agreement with the Partnership and the Funds give and the CGM Customer Agreement with the Partnership and the customer agreements between CGM and the Funds gave, MS&Co. and CGM, as applicable, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2013 and 2012, were 161 and 238, respectively.

Brokerage commissions and trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

There were no direct investments as of December 31, 2013.

The following table summarizes the Partnership’s direct investments at December 31, 2012.

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Forwards	$549,269	$(549,269)	$—

Total Assets	$549,269	$(549,269)	$—

Liabilities
Forwards	$(1,053,819)	$549,269	$(504,550)

Total Liabilities	$(1,053,819)	$549,269	$(504,550)

Net fair value			$(504,550)

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

The following table indicates the gross fair values of derivative instruments of forwards contracts traded directly by the Partnership as separate assets and liabilities as of December 31, 2012.

2012
Assets
Forward Contracts
Metals	$549,269

Total unrealized appreciation on open forward contracts	$549,269

Liabilities
Forward Contracts
Metals	$(1,053,819)

Total unrealized depreciation on open forward contracts	$(1,053,819)

Net unrealized depreciation on open forward contracts	$(504,550)*

*	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the Partnership’s trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2011.

2011
Sector
Currencies.	$(1,297,551)
Energy	2,902,797
Grains	(4,633,963)
Indices	(29,043)
Interest Rates U.S.	(1,476,338)
Interest Rates Non-U.S.	248,513
Livestock	(435,160)
Metals	4,745,428
Softs	1,571,985

Total	$1,596,668 **

** This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in Funds:

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

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

$33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master was formed in order to permit accounts managed by Winton using the Diversified Program as applied without Equities (formerly, the Diversified Program), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of the assets allocated.

On July 1, 2005, a portion of the assets allocated to Willowbridge Associates Inc. (the “Advisor”) for trading were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194, and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. The Partnership fully redeemed its investment in Willowbridge Master on May 31, 2011 for cash equal to $97,339,043.

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

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”), a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master was formed in order to permit accounts managed now or in the future by Transtrend using the Diversified Trend Program-Enhanced Risk Portfolio (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2013.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co. as applicable. Reference herein to “Funds” may also include Willowbridge Master, as relevant.

A limited partner/non-managing member of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any month after a request for redemption has been made to the General Partner/managing member at least three days in advance of that date. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All clearing fees are borne by the Funds. All other fees, are charged at the Partnership level.

As of December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 67.3% of Winton Master and 95.1% of Transtrend Master. As of December 31, 2012, the Partnership owned approximately 47.2% of AAA Master, 67.8% of Winton Master and 93.7% of Transtrend Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$477,308,200	$14,562,596	$462,745,604
Winton Master	705,230,510	4,281,078	700,949,432
Transtrend Master	510,373,650	2,117,241	508,256,409

Total	$1,692,912,360	$20,960,915	$1,671,951,445

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
AAA Master	$909,985,091	$67,226,938	$842,758,153
Winton Master	762,738,367	2,827,854	759,910,513
Transtrend Master	511,111,816	751,587	510,360,229

Total	$2,183,835,274	$70,806,379	$2,113,028,895

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the year ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (Loss)
AAA Master	$(2,952,328)	$(67,230,734)	$(70,183,062)
Winton Master	(772,366)	106,077,267	105,304,901
Transtrend Master	(10,810,551)	9,060,662	(1,749,889)

Total	$(14,535,245)	$47,907,195	$33,371,950

	For the year ended December 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(3,422,564)	$11,245,948	$7,823,384
Winton Master	(610,909)	(25,428,035)	(26,038,944)
Transtrend Master	(12,444,497)	7,747,576	(4,696,921)

Total	$(16,477,970)	$(6,434,511)	$(22,912,481)

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

				Expenses
	% of Partnership’s Net Assets	Fair Value	Income (Loss)			Management Fee	Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Commissions	Other
For the year ended December 31, 2013
AAA Master	19.96%	$222,758,285	$(32,779,082)	$1,375,334	$182,426	$—	$(34,336,842)	Energy Portfolio	Monthly

Winton Master	42.53%	474,613,230	72,229,439	605,783	82,567	—	71,541,089	Commodity Portfolio	Monthly

Transtrend Master	43.41%	484,523,274	8,744,764	1,823,548	—	8,272,370	(1,351,154)	Commodity Portfolio	Monthly

Total		$1,181,894,789	$48,195,121	$3,804,665	$264,993	$8,272,370	$35,853,093

				Expenses
	% of Partnership’s Net Assets	Fair Value	Income (Loss)			Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Commissions	Other
For the year ended December 31, 2012
AAA Master	29.24%	$397,868,211	$5,717,650	$1,598,494	$95,678	$—	$—	$4,023,478	Energy Portfolio	Monthly

Winton Master	37.89%	515,446,089	(15,971,707)	638,019	63,356	—	—	(16,673,082)	Commodity Portfolio	Monthly

Transtrend Master	35.16%	478,280,141	6,786,483	1,890,562	—	8,795,760	811,931	(4,711,770)	Commodity Portfolio	Monthly

Total		$1,391,594,441	$(3,467,574)	$4,127,075	$159,034	$8,795,760	$811,931	$(17,361,374)

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

7.    Financial Highlights:

Changes in the net asset value per unit for each Class for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011	For the period August 1, 2011 (commencement of issuance of Class Z units) to December 31, 2011
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) [1]	$62.80	$38.54	$(66.13)	$(12.45)	$111.51	$9.83
Interest income	0.58	0.22	1.02	0.36	0.80	0.01
Expenses [2]	(67.61)	(24.73)	(64.37)	(23.16)	(80.76)	(11.27)

Increase (decrease) for the period	(4.23)	14.03	(129.48)	(35.25)	31.55	(1.43)
Net asset value per unit, beginning of period	2,656.46	963.32	2,785.94	998.57	2,754.39	1,000.00

Net asset value per unit, end of period	$2,652.23	$977.35	$2,656.46	$963.32	$2,785.94	$998.57

[1]	Includes brokerage commissions and clearing fees.
[2]	Excludes brokerage commissions and clearing fees.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

	2013		2012		2011	For the period August 1, 2011 (commencement of issuance of Class Z units) to December 31, 2011
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:
Net investment income (loss)	(4.4)%	(2.7)%	(4.6)%	(3.8)%	(4.2)%	(2.3	)% [3]
Incentive fees	0.4%	0.4%	0.1%	0.1%	0.6%	—	% [4]

Net investment income (loss) before incentive fees [5]	(4.0)%	(2.3)%	(4.5)%	(3.7)%	(3.6)%	(2.3)%

Operating expenses	4.1%	2.3%	4.6%	3.8%	3.6%	2.3	% [3]
Incentive fees	0.4%	0.4%	0.1%	0.1%	0.6%	—	% [4]

Total expenses.	4.5%	2.7%	4.7%	3.9%	4.2%	2.3%

Total return:
Total return before incentive fees	0.3%	1.9%	(4.6)%	(3.5)%	1.7%	(0.1)%
Incentive fees	(0.4)%	(0.4)%	(0.1)%	—%	(0.6)%	—	% [4]

Total return after incentive fees	(0.1)%	1.5%	(4.7)%	(3.5)%	1.1%	(0.1)%

[3]	Annualized
[4]	Due to rounding.
[5]	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 4.8% to 26.1% of the Fund’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the sole counterparties brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risk with respect to MS&Co.

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

9.    Subsequent Events:

Effective January 1, 2014, Transtrend’s Management fee was decreased. The Partnership will pay Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month.

Effective March 1, 2014, the Partnership ceased paying a brokerage commission to MS&Co. and entered into a new customer agreement with MS&Co. As of the same date, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management. Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii)$3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The ongoing selling agent fee amount will be reduced by applicable floor brokerage. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold redeemable units in the Partnership.

Selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$77,475,800	$(35,627,574)	$(21,160,497)	$4,367,518
Net income (loss)	$65,886,711	$(42,289,686)	$(28,391,692)	$(2,912,585)
Increase (decrease) in net asset value per unit of Class A	$144.55	$(86.09)	$(57.49)	$(5.20)
Increase (decrease) in net asset value per unit of Class Z	$55.38	$(28.97)	$(13.91)	$1.53

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(37,972,748)	$21,745,853	$(23,898,242)	$5,231,508
Net income (loss)	$(45,911,498)	$13,446,679	$(32,841,145)	$(2,848,266)
Increase (decrease) in net asset value per unit of Class A	$(87.19)	$26.38	$(63.50)	(5.17)
Increase (decrease) in net asset value per unit of Class Z	$(28.17)	$12.32	$(20.00)	$0.60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B: Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s

Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures

Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner, which receives compensation for its services, as set forth under “Item 1. Business.” CGM and MS&Co., affiliates of the General Partner, were commodity brokers for the Partnership during 2013 and received brokerage commissions and certain clearing fees for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $23,140,108 were earned by CGM and/or MS&Co. for the year ended December 31, 2013. Management fees of $20,385,639 were earned by the Advisors for the year ended December 31, 2013. Administrative fees of $6,392,616 were earned by the General Partner for the year ended December 31, 2013. Incentive fees of $5,166,773 were earned by the Advisors for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	13,996.6223	3.2%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$152,200
2012	$127,000

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

2013	$50,500
2012	$51,800

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    (1)    Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Condensed Schedules of Investments at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements

(2)	Exhibits:

3.1	Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(i)	7th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	8th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

Exhibit 3.1(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(j) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(c)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

(d)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2013 through June 30, 2014 (filed herewith).

(e)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 6, 2012).

10.3	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003).

10.4	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed herewith).

10.5	Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012).

10.6	Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7	Commodity Futures Customer Agreement between the Partnership and MS & Co., effective March 1, 2014 (filed herewith).

10.8(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) on Form 10-K filed on March 17, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) on Form 10-K filed on March 17, 2013 and incorporated herein by reference).

99.1	Financial Statements of AAA Master Fund LLC.

99.2	Financial Statements of CMF Winton Master L.P.

99.3	Financial Statements of Morgan Stanley Smith Barney TT II, LLC.

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
Alper Daglioglu,
President & Director Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Craig Abruzzo	/s/ Patrick T. Egan
Alper Daglioglu President and Director Ceres Managed Futures LLC Date: March 28, 2014	Craig Abruzzo Director Ceres Managed Futures LLC Date: March 28, 2014	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 28, 2014

/s/ Alice Lonero	/s/ Colbert Narcisse	/s/ Jeremy Beal
Alice Lonero Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 28, 2014	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 28, 2014	Jeremy Beal Director Ceres Managed Futures LLC Date: March 28, 2014

/s/ Harry Handler
Harry Handler Director Ceres Managed Futures LLC Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.