Form 10-Q
period 2014-03-31
ORION FUTURES FUND LP
filed 2014-05-14
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes    No X

As of April 30, 2014, 384,350.3258 Limited Partnership Class A Redeemable Units were outstanding and 2,350.4932 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$1,079,229,427	$1,181,894,789
Equity in trading account:
Cash	467,465	291,074

Total trading equity	1,079,696,892	1,182,185,863
Interest receivable	—	4

Total assets	$1,079,696,892	$1,182,185,867

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	2,850,910	2,845,117
Management fees	792,108	870,277
Administrative fees	448,581	491,299
Incentive fees	—	5,166,773
Other	251,153	74,763
Redemptions payable	28,066,055	56,683,184

Total liabilities	32,408,807	66,131,413

Partners’ Capital:
General Partner, Class Z, (13,996.6223 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	13,536,858	13,679,599
Limited Partners, Class A, (394,015.1898 and 414,767.3528 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively)	1,031,447,962	1,100,058,092
Limited Partners, Class Z, (2,381.4932 and 2,370.5202 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively)	2,303,265	2,316,763

Total partners’ capital	1,047,288,085	1,116,054,454

Total liabilities and partners’ capital	$1,079,696,892	$1,182,185,867

Class A, net asset value per unit	$2,617.79	$2,652.23

Class Z, net asset value per unit	$967.15	$977.35

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

March 31, 2014

(Unaudited)

	Fair Value	% of Partners' Capital
Investment in Funds
AAA Master Fund LLC	$194,368,590	18.56%
Morgan Stanley Smith Barney TT II, LLC	444,548,606	42.45
CMF Winton Master Fund L.P.	440,312,231	42.04

Total investment in Funds, at fair value	$1,079,229,427	103.05%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

December 31, 2013

	Fair Value	% of Partners’ Capital
Investment in Funds
AAA Master Fund LLC	$222,758,285	19.96%
Morgan Stanley Smith Barney TT II, LLC	484,523,274	43.41
CMF Winton Master Fund L.P.	474,613,230	42.53

Total investment in Funds, at fair value	$1,181,894,789	105.90%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$—	$97
Interest income from investment in Funds	50,024	125,692

Total investment income	50,024	125,789

Expenses:
Ongoing selling agent fees	3,236,971	7,489,993
Clearing fees allocated from Funds	676,760	1,229,803
Management fees	3,815,804	5,377,214
Administrative fees	1,361,271	1,692,667
Other	255,937	210,222

Total expenses	9,346,743	15,999,899

Net investment income (loss)	(9,296,719)	(15,874,110)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	25,201,926	20,146,522
Change in net unrealized gains (losses) on investment in Funds	(30,648,409)	(7,184,997)

Total trading results	(5,446,483)	12,961,525

Net income (loss)	(14,743,202)	(2,912,585)

Net income (loss) allocation by class:
Class A	$(14,578,318)	$(2,938,789)

Class Z	$(164,884)	$26,204

Net asset value per unit:
Class A (394,015.1898 and 497,517.5528 units outstanding at March 31, 2014 and 2013, respectively)	$2,617.79	$2,651.26

Class Z (16,378.1155 and 17,008.1305 units outstanding at March 31, 2014 and 2013, respectively)	$967.15	$964.85

Net income (loss) per unit:*
Class A	$(34.44)	$(5.20)

Class Z	$(10.20)	$1.53

Weighted average units outstanding:
Class A	411,899.5565	509,326.9561

Class Z	16,406.3275	17,041.1365

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Net income (loss)	(14,578,318)	—	(164,884)	—	(14,743,202)	—
Subscriptions - Limited Partners	21,905,771	8,365.9430	102,719	108.6740	22,008,490	8,474.6170
Redemptions - Limited Partners	(75,937,583)	(29,118.1060)	(94,074)	(97.7010)	(76,031,657)	(29,215.8070)

Partners’ Capital March 31, 2014	$1,031,447,962	394,015.1898	$15,840,123	16,378.1155	$1,047,288,085	410,393.3053

Partners’ Capital December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Net income (loss)	(2,938,789)	—	26,204	—	(2,912,585)	—
Subscriptions - Limited Partners	48,715,087	18,484.7340	330,697	345.6000	49,045,784	18,830.3340
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - Limited Partners	(83,193,934)	(31,605.9740)	(189,139)	(198.5020)	(83,383,073)	(31,804.4760)

Partners’ Capital March 31, 2013	$1,319,048,372	497,517.5528	$16,410,325	17,008.1305	$1,335,458,697	514,525.6833

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2014, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

During the three months ended March 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with MS&Co., a registered futures commission merchant. During the third quarter of 2013, Winton Master also entered into a futures brokerage account agreement with MS&Co. Winton Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and Winton Master commenced futures trading through an account at MS&Co. on or about July 22, 2013. During the third quarter of 2013, AAA Master LLC (“AAA Master”) entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about September 9, 2013. Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) continues to be party to a futures brokerage account agreement with MS&Co. Effective October 29, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. As of October 29, 2013, the Partnership ceased paying a brokerage commission to CGM and began paying a brokerage commission to MS&Co. equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. Also effective October 29, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management).

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. and ceased paying brokerage commissions to MS&Co. Effective that same date, the Partnership terminated its existing selling agent agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee, the amount of which is calculated by multiplying (i) the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side for Class A units and (ii) the Partnership’s round turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side for Class Z units. The ongoing selling agent fee amount is reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold Redeemable Units in the Partnership.

The Partnership, through its investment in the Funds, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014, and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)[1]	$(21.56)	$(5.44)	$8.72	$6.59
Interest income	0.11	0.04	0.24	0.09
Expenses[2]	(12.99)	(4.80)	(14.16)	(5.15)

Increase (decrease) for the period	(34.44)	(10.20)	(5.20)	1.53
Net asset value per unit, beginning of period	2,652.23	977.35	2,656.46	963.32

Net asset value per unit, end of period	$2,617.79	$967.15	$2,651.26	$964.85

[1]	Includes Ongoing selling agent fees.
[2]	Excludes Ongoing selling agent fees.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(3.5)%	(2.4)%	(4.8)%	(3.4)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees[4]	(3.5)%	(2.4)%	(4.8)%	(3.4)%

Operating expense	3.5%	2.4%	4.9%	3.4%
Incentive fees	—%	—%	—%	—%

Total expenses	3.5%	2.4%	4.9%	3.4%

Total return:
Total return before incentive fees	(1.3)%	(1.0)%	(0.2)%	0.2%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.3)%	(1.0)%	(0.2)%	0.2%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities resulting from its investments in the Funds are shown in the Statements of Income and Expenses.

The customer agreement among the Partnership, the Funds and MS&Co. gives, and the Customer Agreements between the Partnership, the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet,” have been met.

Brokerage commissions previously paid to CGM and MS&Co. were, and selling agent fees paid to MS&Co are, based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

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

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership/Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and options contracts, for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014, and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$1,079,229,427	$0	$1,079,229,427	$0

Net fair value	$1,079,229,427	$0	$1,079,229,427	$0

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$1,181,894,789	$0	$1,181,894,789	$0

Net fair value	$1,181,894,789	$0	$1,181,894,789	$0

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.    Investment in Funds:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master, a limited liability company organized under the limited liability company laws of the State of New York. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master permits accounts managed by AAA using the Energy Program – Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership, are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2004, the assets allocated to Winton for trading were invested in Winton Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master permits accounts managed by Winton using the Diversified Program as applied without equities, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of the assets allocated.

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2014.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All trading, exchange, clearing, user, give-up, and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds and allocated to their limited partners/non-managing members, including the Partnership. All other fees are charged at the Partnership level.

At March 31, 2014, the Partnership owned approximately 47.5% of AAA Master, 95.9% of Transtrend Master and 68.6% of Winton Master. At December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 95.1% of Transtrend Master and 67.3% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
AAA Master	$419,069,832	$9,906,347	$409,163,485
Transtrend Master	464,085,732	519,783	463,565,949
Winton Master	641,572,672	88,401	641,484,271

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$477,308,200	$14,562,596	$462,745,604
Transtrend Master	510,373,650	2,117,241	508,256,409
Winton Master	705,230,510	4,281,078	700,949,432

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(208,132)	$(1,100,349)	$(1,308,481)
Transtrend Master	(1,973,861)	(4,246,355)	(6,220,216)
Winton Master	(200,388)	(1,405,497)	(1,605,885)

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(1,116,703)	$(54,294,148)	$(55,410,851)
Transtrend Master	(2,775,159)	4,973,168	2,198,009
Winton Master	(182,407)	50,494,992	50,312,585

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of
	Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	18.56%	$194,368,590	$(538,522)	$59,174	$52,473	—	$(650,169)	Energy Markets	Monthly
Transtrend Master	42.45%	444,548,606	(4,005,444)	464,131	—	1,405,416	(5,874,991)	Commodity Portfolio	Monthly
Winton Master	42.04%	440,312,231	(852,493)	153,455	15,760	—	(1,021,708)	Commodity Portfolio	Monthly

Total		$1,079,229,427	$(5,396,459)	$676,760	$68,233	$1,405,416	$(7,546,868)

	December 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s			Expenses			Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Management Fees	Income (Loss)	Objective	Permitted
AAA Master	19.96%	$222,758,285	$(25,967,493)	$538,810	$43,238	—	$(26,549,541)	Energy Markets	Monthly
Transtrend Master	43.41%	484,523,274	4,718,037	531,366	—	2,049,432	2,137,239	Commodity Portfolio	Monthly
Winton Master	42.53%	474,613,230	34,336,673	159,627	35,950	—	34,141,096	Commodity Portfolio	Monthly

Total		$1,181,894,789	$13,087,217	$1,229,803	$79,188	$2,049,432	$9,728,794

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 16.3% to 22.9% of the Fund’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership and the Funds assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

Management monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow management to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014, and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

Ongoing Selling Agent Fees. Ongoing selling agent fees to open and close futures and exchange-cleared swap contracts were expensed at the time the positions were opened. Ongoing selling agent fees on option contracts were expensed at the time the position was established and when the option contract was closed.

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU (“ASU 2013-08”), “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the (i) Funds, (ii) equity in its trading account, consisting of cash and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 6.2% from $1,116,054,454 to $1,047,288,085. This decrease was attributable to redemptions of 29,118.1060 Class A Redeemable Units totaling $75,937,583 and redemptions of 97.7010 Class Z Redeemable Units totaling $94,074, coupled with net loss of $14,743,202 which was partially offset by subscriptions of 8,365.9430 Class A Redeemable Units totaling $21,905,771 and subscriptions of 108.6740 Class Z Redeemable Units totaling $102,719. Future redemptions can impact the amount of funds available for investment in Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit for Class A decreased 1.3% from $2,652.23 to $2,617.79, as compared to a decrease of 0.2% in the first quarter of 2013. During the Partnership’s first quarter of 2014, the net asset value per unit for Class Z decreased 1.0% from $977.35 to $967.15, as compared to an increase of 0.2% in the first quarter of 2013. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $5,446,483. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, metals, indices and softs and were partially offset by gains in grains, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2013 of $12,961,525. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, non-U.S. interest rates, livestock, softs and indices, and were partially offset by losses in energy, grains, U.S. interest rates and metals.

        During the first quarter, the Partnership’s trading losses in the global stock index, metals, energy, and currency markets were offset by trading gains in the global interest rate and agricultural markets. The most significant losses were incurred within the global stock index sector primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were experienced from long positions in European equity index futures as prices declined during the first half of the March in response to increased geopolitical turmoil which culminated with Russia’s annexation of Crimea. Within the metals complex, losses were incurred during February from short positions in gold and silver futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metals. During January, smaller losses were recorded from short positions in gold futures as prices moved higher amid speculation global economic uncertainty would spur investor demand for the precious metal. Losses in the energy sector were experienced primarily during March from long positions in natural gas futures as prices fell as mild weather encompassed much of the U.S. during March. Additional losses during March were incurred from long positions in crude oil futures as prices declined early in the month after reports indicated U.S. fuel stockpiles were higher than previous forecasts predicted. Within the currency markets, losses were incurred primarily during January from long positions in the euro versus the U.S. dollar as the relative value of the European currency declined after reports showed German industrial confidence during December was lower than previously forecast. Additional losses in the sector during January were incurred from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen increased as investors sought out the Asian currency as a store of value. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rate sector during January from long positions in European fixed income futures as prices moved higher amid concerns of economic stability in emerging market economies which boosted demand for safer assets. Additional gains were achieved during February from long positions in European fixed income futures as prices advanced as slowing euro-area inflation boosted speculation the European Central Bank will take more measures to stimulate the economy. Within the agricultural markets, gains were recorded during January from short positions in wheat futures as prices declined after the release of a report by the U.S. Department of Agriculture indicated wheat stockpiles in the U.S. could reach record levels in 2014. Gains in this sector were also recorded during March from long positions in soybean futures as prices advanced on speculation drought conditions in Brazil and dry, freezing weather in the U.S. would limit global crop production heading into the spring planting season further gains were recorded throughout the quarter from long futures positions in cattle and hogs as livestock prices trended higher.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master or Winton Master) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined or at the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Interest income earned by the Partnership for the three months ended March 31, 2014 decreased by $75,765 as compared to the corresponding period in 2013. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Ongoing selling agent fees/brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended March 31, 2014 decreased by $4,253,022 as compared to the corresponding period in 2013. The decrease in ongoing selling agent fees/brokerage commissions is primarily due to a decrease in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014 decreased by $553,043, as compared to the corresponding period in 2013. This decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2014 decreased by $1,561,410 as compared to the corresponding period in 2013. The decrease in management fees is due to a change in fee percentage rates and lower average adjusted net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $331,396 as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower average adjusted net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
AAA Capital Management Advisors, Ltd.	$185,830,362	18%	$202,983,597	18%
Transtrend B.V.	$432,690,403	41%	$462,693,706	42%
Winton Capital Management Limited	$428,767,320	41%	$450,227,826	40%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of March 31, 2014, and December 31, 2013. As of March 31, 2014, the Partnership’s total capitalization was $1,047,288,085.

March 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$56,103,274	5.36%
Currencies	55,159,402	5.26%
Equities	31,952,670	3.05%
Interest Rates	28,780,442	2.75%

Total	$171,995,788	16.42%

As of December 31, 2013, the Partnership’s total capitalization was $1,116,054,454.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$59,572,508	5.34%
Currencies	61,223,862	5.49%
Indices	42,067,207	3.77%
Interest Rates	17,100,894	1.53%

Total	$179,964,471	16.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2014, and December 31, 2013, and the highest, lowest and average value at any point during the three months ended March 31, 2014, and for the twelve months ended December 31, 2013. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2014, AAA Master’s total capitalization was $409,163,485. The Partnership owned approximately 47.5% of AAA Master. As of March 31, 2014, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$41,575,420	10.16%	$41,575,420	$4,889,815	$33,382,546

Total	$41,575,420	10.16%

*	Average of month-end Values at Risk.

As of December 31, 2013, AAA Master’s total capitalization was $462,745,604. The Partnership owned approximately 48.1% of AAA Master. As of December 31, 2013, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$27,869,465	6.02%	$79,359,618	$22,538,703	$39,574,084

Total	$27,869,465	6.02%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Winton Master’s total capitalization was $641,484,271. The Partnership owned approximately 68.6% of Winton Master. As of March 31, 2014, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,522,283	5.85%	$44,665,645	$37,343,469	$39,748,603
Energy	3,120,696	0.49%	5,702,082	2,522,147	4,088,878
Grains	6,464,016	1.01%	6,482,928	2,491,304	4,513,095
Indices	28,251,253	4.40%	38,072,737	26,480,967	32,329,603
Interest Rates U.S.	7,535,666	1.17%	15,396,649	1,046,318	379,670
Interest Rates Non-U.S.	13,281,281	2.07%	14,363,361	6,963,948	7,749,717
Livestock	1,046,318	0.16%	1,046,318	379,670	892,305
Metals	6,190,905	0.97%	8,792,587	4,878,593	6,628,872
Softs	2,395,511	0.37%	2,499,906	1,467,041	1,938,072

Total	$105,807,929	16.49%

*	Average of month-end Values at Risk.

As of December 31, 2013, Winton Master’s Value total capitalization was $700,949,432. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2013, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,074,908	5.72%	$53,282,510	$9,219,914	$35,805,300
Energy	2,872,198	0.41%	6,779,740	1,102,060	3,240,209
Grains	5,279,340	0.75%	5,815,140	132,268	4,554,349
Indices	38,072,737	5.43%	38,378,719	15,347,959	31,596,652
Interest Rates U.S.	4,620,256	0.66%	15,396,649	589,442	4,984,234
Interest Rates Non-U.S.	7,956,794	1.14%	15,292,772	3,303,641	8,302,908
Livestock	421,487	0.06%	673,961	306,526	434,267
Metals	7,063,365	1.01%	15,870,129	3,251,406	8,046,324
Softs	1,503,158	0.21%	2,445,348	1,145,513	1,855,849

Total	$107,864,243	15.39%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Transtrend Master’s total capitalization was $463,565,949. The Partnership owned approximately 95.9% of Transtrend Master. As of March 31, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk
Commodity	$24,162,441	5.21%	$37,483,261	$15,499,707	$26,073,917
Currencies	30,676,867	6.62%	$36,293,115	$15,868,278	$25,277,754
Equities	13,109,813	2.83%	$23,316,726	$12,005,255	$18,476,704
Interest Rates	15,119,934	3.26%	$22,986,461	$8,602,523	$16,678,847

Total	$83,069,055	17.92%

*	Average of month-end Values at Risk.

As of December 31, 2013, Transtrend Master’s total capitalization was $508,256,409. The Partnership owned 95.1% of Transtrend Master. As of December 31, 2013, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

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

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages.

On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2014, there were subscriptions of 8,365.9430 Class A Redeemable Units totaling $21,905,771, and 108.6740 Class Z Redeemable Units totaling $102,719. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	7,255.5200	$2,563.12	25.0920	$945.20	N/A	N/A
February 1, 2014 – February 28, 2014	11,149.8050	$2,627.58	49.6090	$969.84	N/A	N/A
March 1, 2014 – March 31, 2014	10,712.7810	$2,617.79	23.0000	$967.15	N/A	N/A
	29,118.1060	$2,607.92	97.7010	$962.88

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

Item	3. Defaults Upon Senior Securities. None.

Item	4. Mine Safety Disclosures. Not Applicable

Item	5. Other Information – None

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(i)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(j)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the quarterly report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

	(d)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Inc. from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.1(d) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	(e)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.2	(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10 to the annual report on Form 10-K filed on March 15, 2004 and incorporated herein by reference).

	(b)	Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 6, 2012).

10.3	(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.3(b) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.4

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.4 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date: May 14, 2014