Form 10-Q
period 2014-06-30
ORION FUTURES FUND LP
filed 2014-08-13
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes    No X

As of July 31, 2014, 368,162.1028 Limited Partnership Class A Redeemable Units were outstanding and 2,316.4192 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$1,063,096,065	$1,181,894,789
Equity in trading account:
Cash	346,408	291,074

Total trading equity	1,063,442,473	1,182,185,863
Interest receivable	—	4

Total assets	$1,063,442,473	$1,182,185,867

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	3,400,032	2,845,117
Management fees	783,073	870,277
Administrative fees	441,647	491,299
Incentive fees	5,057,883	5,166,773
Other	91,397	74,763
Redemptions payable	17,453,492	56,683,184

Total liabilities	27,227,524	66,131,413

Partners’ Capital:
General Partner, Class Z, (13,996.6223 unit equivalents outstanding at June 30, 2014 and December 31, 2013)	14,176,578	13,679,599
Limited Partners, Class A, (373,059.8748 and 414,767.3528 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively)	1,019,692,170	1,100,058,092
Limited Partners, Class Z, (2,316.4192 and 2,370.5202 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively)	2,346,201	2,316,763

Total partners’ capital	1,036,214,949	1,116,054,454

Total liabilities and partners’ capital	$1,063,442,473	$1,182,185,867

Class A, net asset value per unit	$2,733.32	$2,652.23

Class Z, net asset value per unit	$1,012.86	$977.35

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

June 30, 2014

(Unaudited)

	Fair Value	% of Partners' Capital
Investment in Funds
AAA Master Fund LLC	$192,850,875	18.61%
Morgan Stanley Smith Barney TT II, LLC	435,557,708	42.03
CMF Winton Master L.P.	434,687,482	41.95

Total investment in Funds, at fair value	$1,063,096,065	102.59%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

December 31, 2013

	Fair Value	% of Partners’ Capital
Investment in Funds
AAA Master Fund LLC	$222,758,285	19.96%
Morgan Stanley Smith Barney TT II, LLC	484,523,274	43.41
CMF Winton Master L.P.	474,613,230	42.53

Total investment in Funds, at fair value	$1,181,894,789	105.90%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$—	$40	$—	$136
Interest income from investment in Funds	25,462	49,261	75,486	174,954

Total investment income	25,462	49,301	75,486	175,090

Expenses:
Ongoing selling agent fees	3,652,569	4,148,495	6,889,540	11,638,487
Clearing fees allocated from Funds	725,093	1,109,266	1,401,853	2,339,070
Management fees	3,719,426	5,353,565	7,535,230	10,730,779
Administrative fees	1,339,144	1,675,178	2,700,415	3,367,845
Incentive fees	5,057,883	—	5,057,883	—
Other	156,188	202,452	412,125	412,674

Total expenses	14,650,303	12,488,956	23,997,046	28,488,855

Net investment income (loss)	(14,624,841)	(12,439,655)	(23,921,560)	(28,313,765)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	64,955,509	(25,045,832)	90,157,435	(4,899,310)
Change in net unrealized gains (losses) on investment in Funds	(4,458,299)	9,093,795	(35,106,708)	1,908,798

Total trading results	60,497,210	(15,952,037)	55,050,727	(2,990,512)

Net income (loss)	45,872,369	(28,391,692)	31,129,167	(31,304,277)

Net income (loss) allocation by class:
Class A	$45,124,677	$(28,151,874)	$30,546,359	$(31,090,663)

Class Z	$747,692	$(239,818)	$582,808	$(213,614)

Net asset value per unit:
Class A (373,059.8748 and 487,267.2808 units outstanding at June 30, 2014 and 2013, respectively)	$2,733.32	$2,593.77	$2,733.32	$2,593.77

Class Z (16,313.0415 and 17,127.6415 units outstanding at June 30, 2014 and 2013, respectively)	$1,012.86	$950.94	$1,012.86	$950.94

Net income (loss) per unit:*
Class A	$115.53	$(57.49)	$81.09	$(62.69)

Class Z	$45.71	$(13.91)	$35.51	$(12.38)

Weighted average units outstanding:
Class A	387,201.3001	497,165.1678	399,550.4283	502,478.8458

Class Z	16,346.0908	17,205.2335	16,376.2092	17,119.1367

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Net income (loss)	30,546,359	—	582,808	—	31,129,167	—
Subscriptions - Limited Partners	36,650,048	13,880.8910	121,200	126.9820	36,771,248	14,007.8730
Redemptions - Limited Partners	(147,562,329)	(55,588.3690)	(177,591)	(181.0830)	(147,739,920)	(55,769.4520)

Partners’ Capital June 30, 2014	$1,019,692,170	373,059.8748	$16,522,779	16,313.0415	$1,036,214,949	389,372.9163

Partners’ Capital December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Net income (loss)	(31,090,663)	—	(213,614)	—	(31,304,277)	—
Subscriptions - Limited Partners	94,727,803	35,707.0020	568,637	591.3430	95,296,440	36,298.3450
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - Limited Partners	(156,244,327)	(59,078.5140)	(310,243)	(324.7340)	(156,554,570)	(59,403.2480)

Partners’ Capital June 30, 2013	$1,263,858,821	487,267.2808	$16,287,343	17,127.6415	$1,280,146,164	504,394.9223

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

As of June 30, 2014, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. On August 1, 2011, Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) and its affiliates (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

During the six months ended June 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with MS&Co. During the third quarter of 2013, Winton Master also entered into a futures brokerage account agreement with MS&Co. Winton Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and Winton Master commenced futures trading through an account at MS&Co. on or about July 22, 2013. During the third quarter of 2013, AAA Master LLC (“AAA Master”) entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about September 9, 2013. Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) continues to be party to a futures brokerage account agreement with MS&Co. Effective October 29, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. As of October 29, 2013, the Partnership ceased paying a brokerage commission to CGM and began paying a brokerage commission to MS&Co. equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. Also effective October 29, 2013, the Partnership entered into a selling agreement with Morgan Stanley Wealth Management.

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

The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014, and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)[1]	$141.52	$55.32	$(43.33)	$(8.76)	$119.96	$49.88	$(34.61)	$(2.17)
Interest income	0.07	0.03	0.09	0.03	0.18	0.07	0.33	0.12
Expenses[2]	(26.06)	(9.64)	(14.25)	(5.18)	(39.05)	(14.44)	(28.41)	(10.33)

Increase (decrease) for the period	115.53	45.71	(57.49)	(13.91)	81.09	35.51	(62.69)	(12.38)
Net asset value per unit, beginning of period	2,617.79	967.15	2,651.26	964.85	2,652.23	977.35	2,656.46	963.32

Net asset value per unit, end of period	$2,733.32	$1,012.86	$2,593.77	$950.94	$2,733.32	$1,012.86	$2,593.77	$950.94

[1]

Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, for Class A were $152.82, $(32.81), $140.75 and $(7.49), respectively. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, for Class Z were $56.48, $(12.14), $52.05 and $(2.76), respectively.

[2]

Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, for Class A were $(37.36), $(24.77), $(59.84) and $(55.53), respectively. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, for Class Z were $(10.80), $(1.80), $(16.61) and $(9.74), respectively.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Net Assets:[3]
Net investment income (loss)	(4.2)%	(2.9)%	(3.8)%	(0.7)%	(4.1)%	(2.9)%	(4.3)%	(2.1)%
Incentive fees	0.5%	0.5%	—%	—%	0.5%	0.5%	—%	—%

Net investment loss before incentive fees[4]	(3.7)%	(2.4)%	(3.8)%	(0.7)%	(3.6)%	(2.4)%	(4.3)%	(2.1)%

Operating expense	3.7%	2.4%	3.8%	0.7%	3.6%	2.4%	4.4%	2.1%
Incentive fees	0.5%	0.5%	—%	—%	0.5%	0.5%	—%	—%

Total expenses	4.2%	2.9%	3.8%	0.7%	4.1%	2.9%	4.4%	2.1%

Total return:
Total return before incentive fees	4.9%	5.2%	(2.2)%	(1.4)%	3.6%	4.1%	(2.4)%	(1.3)%
Incentive fees	(0.5)%	(0.5)%	—%	—%	(0.5)%	(0.5)%	—%	—%

Total return after incentive fees	4.4%	4.7%	(2.2)%	(1.4)%	3.1%	3.6%	(2.4)%	(1.3)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The customer agreement among the Partnership, the Funds and MS&Co. gives, and the Customer Agreements between the Partnership and CGM and each of the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210 - 20, “Balance Sheet,” have been met.

All commodity interests owned by the Funds are held for trading purposes.

Brokerage commissions previously paid to CGM and MS&Co. were, and selling agent fees paid to MS&Co are, based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

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

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts, for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014, and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,063,096,065	$0	$1,063,096,065	$0

Net fair value	$1,063,096,065	$0	$1,063,096,065	$0

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,181,894,789	$0	$1,181,894,789	$0

Net fair value	$1,181,894,789	$0	$1,181,894,789	$0

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2014.

AAA Master’s, Transtrend Master’s and Winton Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

At June 30, 2014, the Partnership owned approximately 49.4% of AAA Master, 96.6% of Transtrend Master and 68.8% of Winton Master. At December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 95.1% of Transtrend Master and 67.3% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
AAA Master	$415,287,261	$25,155,297	$390,131,964
Transtrend Master	451,454,027	550,008	450,904,019
Winton Master	631,388,855	44,732	631,344,123

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$477,308,200	$14,562,596	$462,745,604
Transtrend Master	510,373,650	2,117,241	508,256,409
Winton Master	705,230,510	4,281,078	700,949,432

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(242,208)	$(4,155,963)	$(4,398,171)
Transtrend Master	(1,975,544)	31,366,269	29,390,725
Winton Master	(202,990)	47,088,566	46,885,576

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(450,340)	$(5,256,312)	$(5,706,652)
Transtrend Master	(3,949,405)	27,119,914	23,170,509
Winton Master	(403,378)	45,683,069	45,279,691

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(1,008,584)	$6,193,641	$5,185,057
Transtrend Master	(2,781,052)	(13,700,057)	(16,481,109)
Winton Master	(248,980)	(9,596,101)	(9,845,081)

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(2,125,287)	$(48,100,507)	$(50,225,794)
Transtrend Master	(5,556,211)	(8,726,889)	(14,283,100)
Winton Master	(431,387)	40,898,891	40,467,504

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of
	Partnership’s			Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Fees	Incentive Fee	Income (Loss)	Objective	Permitted
AAA Master	18.61%	$192,850,875	$(2,176,562)	$66,843	$58,325	$—	$—	$(2,301,730)	Energy Markets	Monthly
Transtrend Master	42.03%	435,557,708	30,276,769	520,866	—	1,342,190	—	28,413,713	Commodity Portfolio	Monthly
Winton Master	41.95%	434,687,482	32,422,465	137,384	19,133	—	5,057,883	27,208,065	Commodity Portfolio	Monthly

Total		$1,063,096,065	$60,522,672	$725,093	$77,458	$1,342,190	$5,057,883	$53,320,048

	June 30, 2014		For the six months ended June 30, 2014
	% of
	Partnership’s			Expenses		Management		Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Fees	Incentive Fee	Income (Loss)	Objective	Permitted
AAA Master	18.61%	$192,850,875	$(2,715,084)	$126,017	$110,798	$—	$—	$(2,951,899)	Energy Markets	Monthly
Transtrend Master	42.03%	435,557,708	26,271,325	984,997	—	2,747,606		22,538,722	Commodity Portfolio	Monthly
Winton Master	41.95%	434,687,482	31,569,972	290,839	34,893	—	5,057,883	26,186,357	Commodity Portfolio	Monthly

Total		$1,063,096,065	$55,126,213	$1,401,853	$145,691	$2,747,606	$5,057,883	$45,773,180

	December 31, 2013		For the three months ended June 30, 2013
	% of
	Partnership’s			Expenses		Management	Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Fees	Income (Loss)	Objective	Permitted
AAA Master	19.96%	$222,758,285	$3,167,915	$459,428	$60,301	$—	$2,648,186	Energy Markets	Monthly
Transtrend Master	43.41%	484,523,274	(12,944,861)	474,146	—	2,124,342	(15,543,349)	Commodity Portfolio	Monthly
Winton Master	42.53%	474,613,230	(6,125,830)	175,692	20,824	—	(6,322,346)	Commodity Portfolio	Monthly

Total		$1,181,894,789	$(15,902,776)	$1,109,266	$81,125	$2,124,342	$(19,217,509)

	December 31, 2013		For the six months ended June 30, 2013
	% of
	Partnership’s			Expenses		Management	Net	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	Fees	Income (Loss)	Objective	Permitted
AAA Master	19.96%	$222,758,285	$(22,799,578)	$998,238	$103,539	$—	$(23,901,355)	Energy Markets	Monthly
Transtrend Master	43.41%	484,523,274	(8,226,823)	1,005,513	—	4,173,775	(13,406,111)	Commodity Portfolio	Monthly
Winton Master	42.53%	474,613,230	28,210,843	335,319	56,774	—	27,818,750	Commodity Portfolio	Monthly

Total		$1,181,894,789	$(2,815,558)	$2,339,070	$160,313	$4,173,775	$(9,488,716)

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 18.0% to 22.4% of the Fund’s contracts are traded OTC.

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

June 30, 2014

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

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014, and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that described below, there were no other subsequent events requiring adjustment of or disclosure in the financial statements.

On August 1, 2014, the General Partner allocated approximately 2.1% of the Partnership’s assets to Willowbridge Advisors, Inc. (“Willowbridge”) for trading. The General Partner intends to allocate 10% or more of the Fund’s assets to Willowbridge in the future.

Willowbridge will trade its wPraxis Futures Trading Approach on behalf of the Partnership. The wPraxis Futures Trading Approach’s primary investment objective is to achieve capital appreciation from trading. Willowbridge will utilize a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to its wPraxis Futures Trading Approach. The approach may trade commodities, futures, forwards, options, swaps, spot contracts in the commodities, currencies, and fixed income markets.

The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to three times the amount of the assets allocated. The Partnership will pay Willowbridge a monthly management fee equal to 1.5% per year of the adjusted net assets allocated to Willowbridge and a quarterly incentive fee equal to 20% of new trading profits earned by Willowbridge for the Partnership in each calendar quarter. The Partnership’s allocations to Willowbridge will be traded via an investment in CMF Willowbridge Master Fund L.P., a limited partnership organized under the partnership laws of the State of New York.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the (i) Funds, (ii) equity in its trading account, consisting of cash and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 7.2% from $1,116,054,454 to $1,036,214,949. This decrease was attributable to redemptions of 55,588.3690 Class A Redeemable Units totaling $147,562,329 and redemptions of 181.0830 Class Z Redeemable Units totaling $177,591, which was partially offset by net income of $31,129,167 coupled with subscriptions of 13,880.8910 Class A Redeemable Units totaling $36,650,048 and subscriptions of 126.9820 Class Z Redeemable Units totaling $121,200. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit for Class A increased 4.4% from $2,617.79 to $2,733.32, as compared to a decrease of 2.2% in the second quarter of 2013. During the Partnership’s second quarter of 2014, the net asset value per unit for Class Z increased 4.7% from $967.15 to $1,012.86, as compared to an decrease of 1.4% in the second quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $60,497,210. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, currencies, commodities, energy, U.S. and non–U.S. interest rates and livestock, and were partially offset by losses in grains, metals and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2013 of $15,952,037. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and interest rates, and were partially offset by gains in commodities, indices, livestock and metals.

The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the global stock index markets, gains were recorded during May and June primarily from long positions in U.S. equity index futures as prices rallied after positive economic data from employment to housing figures fueled speculation the U.S. economy was rebounding from its first quarter contraction. Within the currency sector, gains were recorded during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced after a report from the U.K. Office for National Statistics showed British business investment surged during the first quarter. Long positions in the Australian dollar versus the U.S. dollar also recorded gains during June. Short positions in the Brazilian real versus the U.S. dollar experienced gains during April as the value of the South American nation’s currency declined during the month. Within the energy markets, gains were achieved primarily from long positions in natural gas futures as prices moved higher after government data indicated fuel inventories fell to an 11-year-low during April. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during June from short positions in gold and silver futures as prices rallied as increased turmoil in the Ukraine and Iraq spurred investors to the relative safety of the precious metals. Within the agricultural markets, losses were incurred during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels.

Additional losses were recorded during May from long positions in corn futures as prices declined as spring plantings in the U.S. accelerated due to mild weather throughout the Midwest.

During the Partnership’s six months ended June 30, 2014, the net asset value per unit for Class A increased 3.1% from $2,652.23 to $2,733.32, as compared to a decrease of 2.4% during the six months ended June 30, 2013. During the Partnership’s six months ended June 30, 2014, the net asset value per unit for Class Z increased 3.6% from $977.35 to $1,012.86, as compared to a decrease of 1.3% during the six months ended June 30, 2013. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2014 of $55,050,727. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, commodities, grains, non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees for the six months ended June 30, 2013 of $2,990,512. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy and interest rates and were partially offset by gains in commodities, indices, livestock and metals.

The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains in the fixed income sector were recorded during January from long positions in European fixed income futures as prices moved higher amid concerns of economic stability in emerging market economies which boosted demand for safer assets. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence. Gains were achieved within the currency markets, primarily during March, from short positions in the Russian ruble versus the U.S. dollar as the relative value of the ruble fell amid speculation global sanctions would be imposed on Russia following its annexation of Crimea from Ukraine. Additional gains within the currency sector were recorded during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. Within the agricultural sector, gains were recorded during April from long positions in soybean and soybean meal futures as prices rallied after a U.S. Department of Agriculture forecast predicted near record level demand for U.S. crops. Additional gains in the agricultural markets were recorded during March from long positions in lean hog futures after prices moved higher as a pig killing disease continued to limit U.S. pig herds. The Partnership’s gains for the first six months of the year were partially offset by losses incurred within the metals sector during June from short positions in gold and silver futures as prices rallied as increased turmoil in the Ukraine and Iraq spurred investors to the relative safety of the precious metals. Within the energy markets, losses were incurred during March from long positions in natural gas futures as prices fell as mild weather encompassed much of the U.S. Additional losses during March were incurred from long positions in crude oil futures as prices declined early in the month after reports indicated U.S. fuel stockpiles were higher than previous forecasts predicted. Losses within the energy markets were also experienced during May from long positions in natural gas futures as prices moved lower amid speculation moderate spring weather in the U.S. would cut demand from power plants.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master’s or Winton Master’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. MS&Co. credits Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Interest income earned by the Partnership for the three and six months ended June 30, 2014 decreased by $23,839 and $99,604, respectively, as compared to the corresponding periods in 2013. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and six months ended June 30, 2014 decreased by $495,926 and $4,748,947, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2014 decreased by $384,173 and $937,217, respectively, as compared to the corresponding periods in 2013. This decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2014 decreased by $1,634,139 and $3,195,549, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2014 decreased by $336,034 and $667,430, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average adjusted net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2014 resulted in incentive fees of $5,057,883. There were no incentive fees earned for the three and six months ended June 30, 2013.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2014	June 30, 2014	March 31, 2014	March 31, 2014
AAA Capital Management Advisors, Ltd.	$192,261,349	18%	$185,830,362	18%
Transtrend B.V.	$421,676,770	41%	$432,690,403	41%
Winton Capital Management Limited	$422,276,830	41%	$428,767,320	41%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of June 30, 2014, and December 31, 2013. As of June 30, 2014, the Partnership’s total capitalization was $1,036,214,949.

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$52,346,625	5.05%
Currencies	54,447,551	5.25%
Equities	46,994,534	4.54%
Interest Rates	29,457,707	2.84%

Total	$183,246,417	17.68%

As of December 31, 2013, the Partnership’s total capitalization was $1,116,054,454.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$59,572,508	5.34%
Currencies	61,223,862	5.49%
Indices	42,067,207	3.77%
Interest Rates	17,100,894	1.53%

Total	$179,964,471	16.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value at any point during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2014, AAA Master’s total capitalization was $390,131,964. The Partnership owned approximately 49.4% of AAA Master. As of June 30, 2014, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

June 30, 2014

			Three months ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$37,928,936	9.72%	$37,928,936	$24,028,358	$32,991,673

Total	$37,928,936	9.72%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Winton Master’s total capitalization was $631,344,123. The Partnership owned approximately 68.8% of Winton Master. As of June 30, 2014, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2014

			Three months ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,310,600	6.38%	$41,700,697	$32,522,464	$37,285,349
Energy	3,889,788	0.62%	3,889,788	2,878,807	3,393,708
Grains	5,163,899	0.82%	6,803,017	4,988,566	5,700,994
Indices	37,803,519	5.99%	38,050,942	23,381,441	32,185,491
Interest Rates U.S.	11,556,573	1.83%	12,594,637	6,541,822	10,845,203
Interest Rates Non-U.S.	14,578,741	2.31%	15,241,907	12,564,599	14,099,563
Livestock	753,720	0.12%	1,040,175	753,720	866,071
Metals	8,131,704	1.29%	10,460,750	6,187,896	7,933,973
Softs	1,966,884	0.31%	2,357,861	1,966,884	2,112,587

Total	$124,155,428	19.67%

*	Average of month-end Values at Risk.

As of December 31, 2013, Winton Master’s total capitalization was $700,949,432. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2013, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

As of June 30, 2014, Transtrend Master’s total capitalization was $450,904,019. The Partnership owned approximately 96.6% of Transtrend Master. As of June 30, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2014

			Three months ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$20,615,327	4.57%	$28,357,774	$16,359,150	$24,452,861
Currencies	27,654,097	6.14%	$37,101,031	$26,453,342	$33,120,245
Equities	21,724,341	4.82%	$24,704,696	$15,089,838	$18,625,294
Interest Rates	11,880,550	2.63%	$17,939,949	$11,214,979	$14,361,840

Total	$81,874,315	18.16%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2014, there were subscriptions of 5,514.9480 Class A Redeemable Units totaling $14,744,277, and 18.3080 Class Z Redeemable Units totaling $18,481. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	11,341.6800	$2,673.31	31.0000	$988.39	N/A	N/A
May 1, 2014 – May 31, 2014	8,743.1280	$2,728.02	52.3820	$1,009.45	N/A	N/A
June 1, 2014 – June 30, 2014	6,385.4550	$2,733.32	—	$1,012.86	N/A	N/A
	26,470.2630	$2,705.86	83.3820	$1,001.62

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

Effective October 1, 2014, the monthly ongoing selling agent fee will be (i) reduced from $18.00 each for round turn futures transactions and swaps to $15.00 each for round turn futures transactions and swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated for Class Z Redeemable Units. As of the same date, the administrative fee will be increased from an annual rate of 0.50% to an annual rate of 0.75%. The October 1, 2014 fee changes are not expected to have a materially adverse effect on the fees payable by the Partnership.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(i)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(j)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the quarterly report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	Second Amendment to the Management Agreement among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

	(d)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.1(d) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	(e)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.2

Amended and Restated Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the current report on Form 8-K filed on July 9, 2014).

10.3		Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed herewith).

10.4	(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.7 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.5	(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.4 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(b)

Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed herewith).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.8	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: August 13, 2014