Form 10-Q
period 2014-09-30
ORION FUTURES FUND LP
filed 2014-11-13
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes    No X

As of October 31, 2014, 358,350.5868 Limited Partnership Class A Redeemable Units were outstanding and 2,212.5782 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$1,049,643,989	$1,181,894,789
Equity in trading account:
Cash	347,618	291,074

Total trading equity	1,049,991,607	1,182,185,863
Interest receivable	—	4

Total assets	$1,049,991,607	$1,182,185,867

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	3,649,118	2,845,117
Management fees	774,317	870,277
Administrative fees	435,920	491,299
Incentive fees	1,221,827	5,166,773
Other	134,130	74,763
Redemptions payable to General Partner	2,014,925	—
Redemptions payable to Limited Partners	15,197,692	56,683,184

Total liabilities	23,427,929	66,131,413

Partners’ Capital:
General Partner, Class Z, (10,602.7003 and 13,996.6223 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively)	11,050,000	13,679,599
Limited Partners, Class A, (361,615.0888 and 414,767.3528 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively)	1,013,207,757	1,100,058,092
Limited Partners, Class Z, (2,212.5782 and 2,370.5202 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively)	2,305,921	2,316,763

Total partners’ capital	1,026,563,678	1,116,054,454

Total liabilities and partners’ capital	$1,049,991,607	$1,182,185,867

Class A, net asset value per unit	$2,801.90	$2,652.23

Class Z, net asset value per unit	$1,042.19	$977.35

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

September 30, 2014

(Unaudited)

	Fair Value	% of Partners' Capital
Investment in Funds
AAA Master Fund LLC	$171,957,782	16.75%
Morgan Stanley Smith Barney TT II, LLC	428,573,761	41.75%
CMF Winton Master L.P.	409,930,175	39.93%
CMF Willowbridge Master Fund L.P.	39,182,271	3.82%

Total investment in Funds, at fair value	$1,049,643,989	102.25%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$—	$30	$—	$166
Interest income from investment in Funds	19,518	35,025	95,004	209,979

Total investment income	19,518	35,055	95,004	210,145

Expenses:
Ongoing selling agent fees	4,326,719	4,586,882	11,216,259	16,225,369
Clearing fees allocated from Funds	911,654	841,735	2,313,507	3,180,805
Management fees	3,595,780	4,932,615	11,131,010	15,663,394
Administrative fees	1,295,047	1,537,104	3,995,462	4,904,949
Incentive fees	7,145,910	—	12,203,793	—
Other	171,326	192,393	583,451	605,067

Total expenses	17,446,436	12,090,729	41,443,482	40,579,584

Net investment income (loss)	(17,426,918)	(12,055,674)	(41,348,478)	(40,369,439)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	33,562,348	(32,500,592)	123,719,783	(37,399,902)
Change in net unrealized gains (losses) on investment in Funds	9,288,621	2,266,580	(25,818,087)	4,175,378

Total trading results	42,850,969	(30,234,012)	97,901,696	(33,224,524)

Net income (loss)	$25,424,051	$(42,289,686)	$56,553,218	$(73,593,963)

Net income (loss) allocation by class:
Class A	$24,967,776	$(41,793,218)	$55,514,135	$(72,883,881)

Class Z	$456,275	$(496,468)	$1,039,083	$(710,082)

Net asset value per unit:
Class A (361,615.0888 and 460,378.1048 units outstanding at September 30, 2014 and 2013, respectively)	$2,801.90	$2,507.68	$2,801.90	$2,507.68

Class Z (12,815.2785 and 17,094.1615 units outstanding at September 30, 2014 and 2013, respectively)	$1,042.19	$921.97	$1,042.19	$921.97

Net income (loss) per unit:*
Class A	$68.58	$(86.09)	$149.67	$(148.78)

Class Z	$29.33	$(28.97)	$64.84	$(41.35)

Weighted average units outstanding:
Class A	370,534.0905	481,331.8191	389,878.3157	495,429.8369

Class Z	15,826.1865	17,142.0492	16,192.8683	17,126.7742

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Net income (loss)	55,514,135	—	1,039,083	—	56,553,218	—
Subscriptions - Limited Partners	52,507,115	19,692.4240	121,200	126.9820	52,628,315	19,819.4060
Redemptions - General Partner	—	—	(3,514,911)	(3,393.9220)	(3,514,911)	(3,393.9220)
Redemptions - Limited Partners	(194,871,585)	(72,844.6880)	(285,813)	(284.9240)	(195,157,398)	(73,129.6120)

Partners’ Capital September 30, 2014	$1,013,207,757	361,615.0888	$13,355,921	12,815.2785	$1,026,563,678	374,430.3673

Partners’ Capital December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Net income (loss)	(72,883,881)	—	(710,082)	—	(73,593,963)	—
Subscriptions - Limited Partners	120,982,469	46,032.1680	657,010	686.8310	121,639,479	46,718.9990
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - Limited Partners	(250,083,113)	(96,292.8560)	(429,173)	(453.7020)	(250,512,286)	(96,746.5580)

Partners’ Capital September 30, 2013	$1,154,481,483	460,378.1048	$15,760,318	17,094.1615	$1,170,241,801	477,472.2663

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014, all trading decisions are made for the Partnership by Transtrend B.V. (“Transtrend”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and Willowbridge Associates, Inc. (“Willowbridge”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the nine months ended September 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with MS&Co. During the third quarter of 2013, Winton Master also entered into a futures brokerage account agreement with MS&Co. Winton Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and Winton Master commenced futures trading through an account at MS&Co. on or about July 22, 2013. During the third quarter of 2013, AAA Master LLC (“AAA Master”) entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about September 9, 2013. Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) has been party to a futures brokerage account agreement with MS&Co. and CMF Willowbridge Master Fund L.P. has been a party to a futures brokerage account agreement with MS&Co. since July 29, 2013. Effective October 29, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. As of October 29, 2013, the Partnership ceased paying a brokerage commission to CGM and began paying a brokerage commission to MS&Co. equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A Redeemable Units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. Also effective October 29, 2013, the Partnership entered into a selling agreement with Morgan Stanley Wealth Management.

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. and ceased paying brokerage commissions to MS&Co. Effective that same date, the Partnership terminated its existing selling agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee, the amount of which is calculated by multiplying (i) the Partnership’s round turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side for Class A Redeemable Units and (ii) the Partnership’s round turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side for Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold Redeemable Units in the Partnership.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from $18.00 each for round turn futures transactions and up to an equivalent amount for swaps to $15.00 each for round turn futures transactions and up to an equivalent amount for swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated for Class Z Redeemable Units. The ongoing selling agent fee amount continues to be reduced by applicable floor brokerage. As of the same date, the administrative fee was increased from an annual rate of 0.50% to an annual rate of 0.75%. The October 1, 2014 fee changes are not expected to have a materially adverse effect on the fees payable by the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)[1]	$101.07	$41.39	$(72.50)	$(23.99)	$221.03	$91.27	$(107.11)	$(26.16)
Interest income	0.05	0.02	0.08	0.03	0.23	0.09	0.41	0.15
Expenses[2]	(32.54)	(12.08)	(13.67)	(5.01)	(71.59)	(26.52)	(42.08)	(15.34)

Increase (decrease) for the period	68.58	29.33	(86.09)	(28.97)	149.67	64.84	(148.78)	(41.35)
Net asset value per unit, beginning of period	2,733.32	1,012.86	2,593.77	950.94	2,652.23	977.35	2,656.46	963.32

Net asset value per unit, end of period	$2,801.90	$1,042.19	$2,507.68	$921.97	$2,801.90	$1,042.19	$2,507.68	$921.97

[1]

Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, for Class A were $115.17, $(61.29), $255.92 and $(68.78), respectively. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, for Class Z were $42.77, $(22.47), $94.82 and $(25.23), respectively.

[2]

Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, for Class A were $(46.64), $(24.88), $(106.48) and $(80.41), respectively. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, for Class Z were $(13.46), $(6.53), $(30.07) and $(16.27), respectively.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Net Assets:[3]
Net investment income (loss)	(4.7)%	(3.7)%	(3.9)%	(2.8)%	(4.9)%	(4.3)%	(4.2)%	(2.3)%
Incentive fees	0.7%	0.8%	—%	—%	1.2%	1.4%	—%	—%

Net investment loss before incentive fees[4]	(4.0)%	(2.9)%	(3.9)%	(2.8)%	(3.7)%	(2.9)%	(4.2)%	(2.3)%

Operating expense	4.0%	2.9%	4.0%	2.8%	3.7%	2.9%	4.2%	2.3%
Incentive fees	0.7%	0.8%	—%	—%	1.2%	1.4%	—%	—%

Total expenses	4.7%	3.7%	4.0%	2.8%	4.9%	4.3%	4.2%	2.3%

Total return:
Total return before incentive fees	3.2%	3.7%	(3.3)%	(3.0)%	6.8%	8.0%	(5.6)%	(4.3)%
Incentive fees	(0.7)%	(0.8)%	—%	—%	(1.2)%	(1.4)%	—%	—%

Total return after incentive fees	2.5%	2.9%	(3.3)%	(3.0)%	5.6%	6.6%	(5.6)%	(4.3)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts, for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014, and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,049,643,989	$0	$1,049,643,989	$0

Net fair value	$1,049,643,989	$0	$1,049,643,989	$0

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,181,894,789	$0	$1,181,894,789	$0

Net fair value	$1,181,894,789	$0	$1,181,894,789	$0

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

On June 1, 2011, the Partnership allocated a portion of its assets with cash equal to $384,370,435 to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 9,633.9313 units of Willowbridge Master with cash equal to $21,000,000. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together using one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to three times the amount of the assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2014.

AAA Master’s, Transtrend Master’s, Winton Master’s and Willowbridge Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, certain of the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

At September 30, 2014, the Partnership owned approximately 48.9% of AAA Master, 96.6% of Transtrend Master, 68.3% of Winton Master and 33.2% of Willowbridge Master. At December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 95.1% of Transtrend Master and 67.3% of Winton Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
AAA Master	$366,918,505	$15,066,350	$351,852,155
Transtrend Master	450,025,157	6,549,861	443,475,296
Winton Master	610,247,441	10,411,061	599,836,380
Willowbridge Master	118,333,859	180,327	118,153,532

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$477,308,200	$14,562,596	$462,745,604
Transtrend Master	510,373,650	2,117,241	508,256,409
Winton Master	705,230,510	4,281,078	700,949,432

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(487,960)	$(7,372,341)	$(7,860,301)
Transtrend Master	(7,955,935)	38,585,921	30,629,986
Winton Master	(219,958)	11,255,160	11,035,202
Willowbridge Master	(166,398)	3,692,929	3,526,531

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(938,300)	$(12,628,653)	$(13,566,953)
Transtrend Master	(11,905,340)	65,705,835	53,800,495
Winton Master	(623,336)	56,938,229	56,314,893
Willowbridge Master	(379,676)	2,654,368	2,274,692

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(660,061)	$(22,410,824)	$(23,070,885)
Transtrend Master	(2,643,512)	(14,467,982)	(17,111,494)
Winton Master	(190,181)	(7,546,703)	(7,736,884)

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(2,785,348)	$(70,511,331)	$(73,296,679)
Transtrend Master	(8,199,723)	(23,194,871)	(31,394,594)
Winton Master	(621,568)	33,352,188	32,730,620

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
AAA Master	16.75%	$171,957,782	$(3,618,897)	$222,965	$23,037	$—	$—	$(3,864,899)	Energy Markets	Monthly
Transtrend Master	41.75%	428,573,761	37,280,850	521,365	—	1,292,989	5,924,083	29,542,413	Commodity Portfolio	Monthly
Winton Master	39.93%	409,930,175	7,651,557	143,434	19,176	—	—	7,488,947	Commodity Portfolio	Monthly
Willowbridge Master	3.82%	39,182,271	1,556,977	23,890	4,897	—	—	1,528,190	Commodity Portfolio	Monthly

Total		$1,049,643,989	$42,870,487	$911,654	$47,110	$1,292,989	$5,924,083	$34,694,651

	September 30, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
AAA Master	16.75%	$171,957,782	$(6,333,981)	$348,982	$133,835	$—	$—	$(6,816,798)	Energy Markets	Monthly
Transtrend Master	41.75%	428,573,761	63,552,175	1,506,362	—	4,040,595	5,924,083	52,081,135	Commodity Portfolio	Monthly
Winton Master	39.93%	409,930,175	39,221,529	434,273	54,069	—	—	38,733,187	Commodity Portfolio	Monthly
Willowbridge Master	3.82%	39,182,271	1,556,977	23,890	4,897	—	—	1,528,190	Commodity Portfolio	Monthly

Total		$1,049,643,989	$97,996,700	$2,313,507	$192,801	$4,040,595	$5,924,083	$85,525,714

	December 31, 2013		For the three months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
AAA Master	19.96%	$222,758,285	$(11,569,727)	$312,906	$38,155	$—	$(11,920,788)	Energy Markets	Monthly
Transtrend Master	43.41%	484,523,274	(13,654,974)	394,495	—	2,074,335	(16,123,804)	Commodity Portfolio	Monthly
Winton Master	42.53%	474,613,230	(4,974,286)	134,335	13,428	—	(5,122,049)	Commodity Portfolio	Monthly

Total		$1,181,894,789	$(30,198,987)	$841,736	$51,583	$2,074,335	$(33,166,641)

	December 31, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
AAA Master	19.96%	$222,758,285	$(34,369,305)	$1,311,144	$141,694	$—	$(35,822,143)	Energy Markets	Monthly
Transtrend Master	43.41%	484,523,274	(21,881,797)	1,400,008	—	6,248,110	(29,529,915)	Commodity Portfolio	Monthly
Winton Master	42.53%	474,613,230	23,236,557	469,654	70,202	—	22,696,701	Commodity Portfolio	Monthly

Total		$1,181,894,789	$(33,014,545)	$3,180,806	$211,896	$6,248,110	$(42,655,357)

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, options and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 18.4% to 25.3% of the Fund’s contracts are traded OTC.

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than as referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the (i) Funds, (ii) equity in its trading account, consisting of cash and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 8.0% from $1,116,054,454 to $1,026,563,678. This decrease was attributable to redemptions of 72,844.6880 Class A Redeemable Units totaling $194,871,585, redemptions of 284.9240 Class Z Redeemable Units totaling $285,813 and redemptions of 3,393.9220 General Partner Unit equivalents totaling $3,514,911, which were partially offset by net income of $56,553,218 coupled with subscriptions of 19,692.4240 Class A Redeemable Units totaling $52,507,115 and subscriptions of 126.9820 Class Z Redeemable Units totaling $121,200. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit for Class A increased 2.5% from $2,733.32 to $2,801.90, as compared to a decrease of 3.3% in the third quarter of 2013. During the Partnership’s third quarter of 2014, the net asset value per unit for Class Z increased 2.9% from $1,012.86 to $1,042.19, as compared to a decrease of 3.0% in the third quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $42,850,969. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and softs and were partially offset by losses in U.S. interest rates, livestock and indices. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2013 of $30,234,012. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and softs and were partially offset by gains in grains, U.S. interest rates, indices and livestock.

Trading results in the currencies were relatively flat for the quarter and had no material impact on the Fund’s performance. The most significant gains were achieved within the global interest rate sector, primarily during August, from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures. Additional gains were recorded during August from long positions in British fixed income futures as investors speculated that interest rates were rising at a slower pace than previously estimated in the U.K. Within the metals sector, gains were recorded during September from short positions in silver and gold futures as prices declined as a strengthening U.S. dollar eroded investor demand for the precious metals. Within the agricultural markets, gains were achieved from short positions in corn and wheat futures during September as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains in this sector were recorded during August and September from short positions in sugar futures as prices moved lower as bumper crops in Thailand and India added to a growing global supply glut. Within the energies sector, gains were experienced, primarily during September, from short positions in heating oil and gasoil futures as prices moved lower on news that fuel inventory levels were higher than previous estimates predicted during the third quarter. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector during September from long positions in U.S. and Asian equity index futures as weak economic growth in Asia and declining consumer confidence levels in the U.S. moved prices lower. Additional losses were incurred during July from long positions in European and U.S. equity index futures as prices declined as U.S. and European leaders threatened tougher sanctions against Russia over its suspected role in the shooting down of a Malaysian airliner in Ukrainian airspace.

        During the Partnership’s nine months ended September 30, 2014, the net asset value per unit for Class A increased 5.6% from $2,652.23 to $2,801.90, as compared to a decrease of 5.6% during the nine months ended September 30, 2013. During the Partnership’s nine months ended September 30, 2014, the net asset value per unit for Class Z increased 6.6% from $977.35 to $1,042.19, as compared to a decrease of 4.3% during the nine months ended September 30, 2013. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2014 of $97,901,696. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2013 of $33,224,524. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy, U.S and non-U.S. interest rates and were partially offset by gains in grains, indices, livestock, metals and softs.

Trading results in the energy sector were relatively flat for the first nine months of the year and had no material impact on the Fund’s performance. The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures. Gains were also recorded during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains in the fixed income sector were recorded during January from long positions in European fixed income futures as prices moved higher amid concerns of economic stability in emerging market economies which boosted demand for safer assets. Within the agricultural sector, gains were experienced during April from long positions in soybean and soybean meal futures as prices rallied after a U.S. Department of Agriculture forecast predicted near record level demand for U.S. crops. Additional gains were achieved during September from short positions in wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Within the currency sector, gains were recorded during August from short positions in the euro versus the U.S. dollar as the relative value of the dollar rallied as strong economic data in the U.S. increased investor speculation the Federal Reserve will raise interest rates as early as next year. The Partnership’s gains for the first nine months of the year were partially offset by losses incurred within the metals sector during June from short positions in gold and silver futures as prices rallied as increased turmoil in the Ukraine and Iraq spurred investors to the relative safety of the precious metals. Within the global stock index markets, losses were incurred primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses in this sector were experienced during September from long positions in U.S. and Asian equity index futures as weak economic growth in Asia and declining consumer confidence levels in the U.S. moved prices lower.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master’s, Winton Master’s and Willowbridge Master’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate was determined or at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. MS&Co. credits Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master Fund’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Interest income earned by the Partnership for the three and nine months ended September 30, 2014 decreased by $15,537 and $115,141, respectively, as compared to the corresponding periods in 2013. The decrease in interest income was primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and nine months ended September 30, 2014 decreased by $260,163 and $5,009,110, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended September 30, 2014 increased by $69,919 and for the nine months ended September 30, 2014 decreased by $867,298, as compared to the corresponding periods in 2013. This increase in clearing fees during the three months ended September 30, 2014 is primarily due to an increase in the number of trades during the period, while the decrease during the nine months ended September 30, 2014 was due to a decrease in the number of trades during the period, as compared to the corresponding periods in 2013.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2014 decreased by $1,336,835 and $4,532,384, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $242,057 and $909,487, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2014 resulted in incentive fees of $7,145,910 and $12,203,793, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2013.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2014	September 30, 2014	June 30, 2014	June 30, 2014
AAA Capital Management Advisors, Ltd.	$171,008,647	17%	$192,261,349	18%
Transtrend B.V.	$416,576,986	39%	$421,676,770	41%
Winton Capital Management Limited	$400,212,913	40%	$422,276,830	41%
Willowbridge Associates, Inc.	$38,765,132	4%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of September 30, 2014, and December 31, 2013. As of September 30, 2014, the Partnership’s total capitalization was $1,026,563,678.

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$50,114,546	4.88%
Currencies	51,567,836	5.02%
Equities	38,488,703	3.75%
Interest Rates	30,970,687	3.02%

Total	$171,141,772	16.67%

As of December 31, 2013, the Partnership’s total capitalization was $1,116,054,454.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodity	$59,572,508	5.34%
Currencies	61,223,862	5.49%
Indices	42,067,207	3.77%
Interest Rates	17,100,894	1.53%

Total	$179,964,471	16.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average value at any point during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2014, AAA Master’s total capitalization was $351,852,155. The Partnership owned approximately 48.9% of AAA Master. As of September 30, 2014, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$25,244,293	7.17%	$28,036,788	$19,741,342	$26,704,046

Total	$25,244,293	7.17%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Winton Master’s total capitalization was $599,836,380. The Partnership owned approximately 68.3% of Winton Master. As of September 30, 2014, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$44,393,957	7.40%	$46,206,758	$39,273,456	$43,701,292
Energy	5,660,091	0.94%	5,660,091	2,948,878	4,678,506
Grains	4,205,890	0.70%	5,125,342	3,943,543	4,595,554
Indices	33,242,011	5.54%	37,510,960	26,319,539	33,413,147
Interest Rates U.S.	9,928,139	1.66%	13,373,014	9,550,564	11,450,947
Interest Rates Non-U.S.	15,570,661	2.60%	15,570,661	13,959,190	14,920,483
Livestock	675,840	0.11%	743,160	578,655	652,153
Metals	10,026,791	1.67%	10,026,791	5,014,250	7,011,836
Softs	1,185,140	0.20%	1,951,338	1,135,915	1,516,468

Total	$124,888,520	20.82%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Transtrend Master’s total capitalization was $443,475,296. The Partnership owned approximately 96.6% of Transtrend Master. As of September 30, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$23,405,404	5.28%	$23,821,522	$19,108,518	$21,391,203
Currencies	20,946,119	4.72%	43,738,616	17,675,583	29,145,931
Equities	16,374,380	3.69%	23,852,304	5,875,439	16,776,978
Interest Rates	13,040,964	2.94%	17,228,800	11,296,180	14,078,676

Total	$73,766,867	16.63%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Willowbridge Master’s total capitalization was $118,153,532. The Partnership owned approximately 33.2% of Willowbridge Master. As of September 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,184,358	2.70%	$9,184,633	$12,311	$4,789,533
Energy	977,130	0.83%	1,407,351	188,567	382,054
Interest Rates U.S.	1,485,356	1.26%	5,476,741	652,776	2,669,265
Interest Rates Non-U.S.	1,475,288	1.24%	2,138,186	493,906	1,152,574

Total	$7,122,132	6.03%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2014, there were subscriptions of 5,811.5330 Class A Redeemable Units totaling $15,857,067, and no subscriptions of Class Z Redeemable Units. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	6,541.9130	$2,672.56	—	$991.28	N/A	N/A
August 1, 2014 – August 31, 2014	5,328.9640	$2,765.29	—	$1,026.99	N/A	N/A
September 1, 2014 – September 30, 2014	5,385.4420	$2,801.90	103.8410	$1,042.19	N/A	N/A
	17,256.3190	$2,741.56	103.8410	$1,042.19

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

Item	3. Defaults Upon Senior Securities — None.

Item	4. Mine Safety Disclosures — Not Applicable.

Item	5. Other Information — None.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 30, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(i)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(j)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the quarterly report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC, SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	Second Amendment to the Management Agreement among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

(d)

Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

	(e)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.1(d) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.2

Amended and Restated Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the current report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed herewith).

	(b)	First Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed herewith).

	(c)	Second Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed herewith).

	(d)	Third Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed herewith).

10.4		Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.5	(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.7 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.6	(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.4 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(b)

Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.7		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.8		Form of Third-Party Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of Director) (filed herewith).

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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 13, 2014