Form 10-K
period 2014-12-31
ORION FUTURES FUND LP
filed 2015-03-30
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐    No   ☑

Limited Partnership Redeemable Units with an aggregate value of $1,019,692,170 of Class A and $2,346,201 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2015, 358,993.3408 Limited Partnership Class A Redeemable Units were outstanding. As of February 28, 2015, 2,305.9132 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

TABLE OF CONTENTS

PART I

Item 1.	Business.

(a) General development of business. Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized March 22, 1999 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The Partnership may also engage in exchange for physical transactions. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk.

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

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 38 under “Item 8. Financial Statements and Supplementary Data.”

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. On August 1, 2011, Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (Morgan Stanley Wealth Management), a selling agent for the Partnership, and its affiliates (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. During the year ended December 31, 2014, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates, Inc. (“Willowbridge”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. A description of the trading activities and focus of the Advisors are included on page 18 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective the close of business on November 30, 2014, AAA ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among the other Advisors. The Advisors are not affiliated with one another, the General Partner/managing member/trading manager, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

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

The fourth amended and restated limited partnership agreement of the Partnership (the “Limited Partnership Agreement”) provides that the Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value per Redeemable Unit of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master permitted accounts managed by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on November 30, 2014 for cash equal to $105,808,956. The General Partner was also the managing member of AAA Master.

On November 1, 2004, the assets allocated to Winton for trading were invested in CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forwards contracts with a fair value of $1,795,757. Winton Master permits accounts managed by Winton using the Winton Futures Program (formerly, the Winton Diversified Program as applied without equities), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnerships assets allocated to Winton at a level that is up to 1.5 times the amount of assets allocated.

On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (formerly, CMF Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194, and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. The Partnership fully redeemed its investment in Willowbridge Master on May 31, 2011 for cash equal to $97,339,043.

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

On August 1, 2014, a portion of the Partnership’s assets were allocated to Willowbridge for trading. These assets were invested in Willowbridge Master. The Partnership purchased 9,633.9313 units of Willowbridge Master with cash equal to $21,000,000. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together using one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to three times the amount of the assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2014.

AAA Master’s (prior to its full redemption effective November 30, 2014), Transtrend Master’s, Willowbridge Master’s and Winton Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. All clearing fees (as defined below) are borne directly and by the Funds. All other fees are charged at the Partnership level.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. As of December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 67.3% of Winton Master and 95.1% of Transtrend Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as investing directly and the redemption rights are not affected.

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 0.75% (0.75% per year) of month-end Net Assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating the administrative fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

Pursuant to the terms of the management agreements (each, a “Management Agreement” and collectively, the “Management Agreements”), the Partnership paid AAA (prior to its full redemption on November 30, 2014), and pays Willowbridge and Winton, a monthly management fee based on month-end Net Assets allocated to AAA (prior to its full redemption on November 30, 2014), Willowbridge and Winton, respectively. The Partnership paid AAA a monthly management fee equal to 1.5% per year of month-end Net Assets allocated to AAA. Prior to January 1, 2013, AAA received a monthly management fee equal to 2.0% per year. Winton receives a monthly management fee equal to 1.5% per year of month-end Net Assets allocated to Winton. Willowbridge receives a monthly management fee equal to 1.5% per year, of month-end net assets allocated to Willowbridge. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month. Transtrend Master pays Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from January 1, 2014 to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master.

In addition, the Partnership pays each Advisor, except for Transtrend, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Transtrend will receive an incentive fee equal to 20% of New Trading Profits earned by Transtrend Master. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Management Agreements generally continue in effect until June 30, of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Prior Selling Agreement”). The Partnership has terminated the CGM Customer Agreement, the Prior MS&Co. Customer Agreement and the Prior Selling Agreement.

Effective March 1, 2014, the Partnership entered into a new Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “MS&Co. clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Funds. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s (defined below)) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds do not include monies due to the Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Effective that same date, the Partnership terminated the Prior Selling Agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold Redeemable Units in the Partnership.

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

Under the Prior MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions, with respect to Class A Redeemable Units and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions, with respect to Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Funds. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Funds. During the term of the Prior MS&Co. Agreement, all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. were deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. also agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds also did not include monies due to the Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership has terminated the Prior MS&Co. Customer Agreement.

    Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid for exchange, service, clearing, user, give-up and NFA fees (collectively, the “CGM clearing fees”) through its investments in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of such Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ brokerage accounts at CGM were deposited in the Partnership’s brokerage account at CGM, except for Transtrend Master whose assets were held in its brokerage account at MS&Co. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s (except for Transtrend Master’s)) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the Net Asset Value of the Class.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2014 was $1,111,440,190.

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

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

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

One of the Partnership’s objectives is to add on element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership/Funds achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulation that oversee many swap dealers have also proposed rules regarding capital market requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trading, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Each of the Advisors believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2015 was 10,325.

(c) Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2014, there were subscriptions of 27,883.6140 Redeemable Units of Class A totaling $76,450,084 and 126.9820 Redeemable Units of Class Z totaling $121,200. For the twelve months ended December 31, 2013, there were subscriptions of 55,059.1970 Redeemable Units of Class A totaling $144,088,051, 760.2010 Redeemable Units of Class Z totaling $725,148 and an allocation from the General Partner of 4,603.2970 Class A General Partner unit equivalents totaling $12,204,538 and 24.2900 Class Z General Partner unit equivalents totaling $23,436. For the twelve months ended December 31, 2012, there were subcriptions of 102,024.3690 Redeemable Units of Class A totaling $282,099,345, 1,075.3517 Redeemable Units of Class Z totaling $1,075,584 and General Partner contributions representing 703.4764 unit equivalents of Class Z totaling $700,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated there under. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option, exchange-cleared swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	5,191.2600	$2,831.10	0.0000	$1,054.38	N/A	N/A
November 1, 2014 — November 30, 2014	1,978.4230	$3,019.03	0.0000	$1,125.38	N/A	N/A
December 1, 2014 — December 31, 2014	6,184.1370	$3,076.78	0.0000	$1,148.23	N/A	N/A

	13,353.8200	$2,972.72	0.0000	$1,109.33

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) from direct trading and from investments in Funds net of ongoing selling agent fees (including clearing fees) of $17,707,264, $23,140,108, $31,426,884, $15,562,349 and $11,840,857, respectively	$217,070,030	$24,765,554	$(35,418,309)	$51,520,724	$65,843,981
Interest income	$117,686	$289,693	$524,680	349,941	1,068,707

	$217,187,716	$25,055,247	$(34,893,629)	$51,870,665	$66,912,688

Net income (loss)	$157,183,884	$(7,707,752)	$(68,154,230)	$14,565,103	$33,596,305

Total assets	$1,154,055,168	$1,182,185,867	$1,392,389,048	$1,382,760,594	$1,195,156,405

Increase (decrease) in asset value per unit:
Class A	$424.55	$(4.23)	$(129.48)	$31.55	$61.21

Class Z	$170.88	$14.03	$(35.25)	$(1.43)	$—

Net asset value per unit:
Class A	$3,076.78	$2,652.23	$2,656.46	$2,785.94	$2,754.39

Class Z	$1,148.23	$977.35	$963.32	$998.57	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership seeks to achieve substantial capital appreciation through speculative trading, directly or indirectly, through its investment in the Funds, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures, and forward contracts in those markets. The Funds may also engage in swap transactions and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to AAA (prior to its full redemption on November 30, 2014), Transtrend, Willowbridge and Winton. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions; redemptions and limited partner communications; and preparation of offering documents and sales literature.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

The programs traded by each Advisor on behalf of the Partnership are: AAA (prior to its full redemption effective November 30, 2014) — Energy Program — Futures and Swaps; Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); Willowbridge — w/Praxis Futures Trading Approach; and Winton — the Winton Futures Program. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time. As of December 31, 2014 and September 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2014	December 31, 2014 (percentage of net assets)	September 30, 2014	September 30, 2014 (percentage of net assets)
AAA Capital Management Advisors, Ltd.	$0	0%	$171,008,647	17%
Transtrend B.V.	$432,193,355	39%	$416,576,986	39%
Winton Capital Management Limited	$444,457,506	40%	$400,212,913	40%
Willowbridge Associates, Inc.	$234,789,329	21%	$38,765,132	4%

AAA Capital Management Advisors, Ltd.

The portion of the Partnership’s assets that were allocated to AAA for trading was not invested in commodity interests directly, prior to its full redemption effective November 30, 2014. AAA’s allocation of the Partnership’s assets was invested in AAA Master. AAA traded AAA Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps, a proprietary, discretionary trading system.

AAA Master traded energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. AAA Master also engaged in swap transactions involving crude oil and other energy related products. References herein to energy and energy related products include all of the foregoing.

AAA generally based its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. AAA attempted to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA used options to attempt either to reduce or to define risks.

AAA was aware of price trends but does not trade upon trends. AAA often took profits in positions with specific trends even though that trend may still be intact or perhaps even strong. AAA occasionally established positions that are countertrend.

Effective risk management was a crucial aspect of AAA’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. AAA Master was AAA’s largest account.

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

Under the Diversified Trend Program’s Standard Risk Profile, Transtrend generally commits an average of approximately 10% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however and is affected by various factors including, without limitation, account size, market conditions, traded markets or the level of margins set by brokers or exchanges. The Diversified Trend Program’s Enhanced Risk Profile generally means 1.5 times the leverage, and as such the average margin commitments of the Standard Risk Profile.

Winton Capital Management Limited

The portion of the Partnership’s assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets is currently invested in Winton Master. Winton trades the Winton Futures Program on behalf of Winton Master, a proprietary, systematic trading program.

The investment objective of the Winton Futures Program is to achieve long-term capital appreciation through compound growth by pursuing diversified investment strategies subject to certain investment constraints. These constraints may be imposed by Winton or may be required by regulations or rules.

The key investment constraint of the Winton Futures Program as applied to the Partnership through its investment in Winton Master is that it does not invest in equities (although it may gain indirect exposure to equity markets via investments in equity index futures). It may invest long and short using leverage in non-equity markets that Winton believes are sufficiently liquid, and for which there is sufficient data available. The Winton Futures Program is subject to a long-term gross volatility target of 10%.

The Winton Futures Program currently invests in over 100 futures markets, currency forwards and related instruments.

Winton generally expects the holding periods for the Winton Futures Program’s portfolio to be long-term with the average holding period across all instruments expected to be 3-8 months.

The Winton Futures Program follows a disciplined investment process that is based on scientific analysis of past data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducts scientific research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. Generally, if rising prices are forecast, a long position will be established or maintained and if falling prices are forecast, a short position will be established or maintained. As a result of Winton’s research, they believe that the investments made in accordance with this process will have a slightly better than even chance of being successful which creates an expectation of profits over the long-term.

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

Winton does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Partnership. Winton is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Partnership and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than Winton is authorized to make any statement about any of Winton’s products or services in connection with any such marketing, distribution or sales. Past performance by any other fund advised by Winton is not indicative of any future performance by the Partnership.

Willowbridge Associates Inc.

Willowbridge trades the Partnership’s assets allocated to it in accordance with the w/Praxis Futures Trading Approach (“Praxis”), a proprietary, discretionary trading system. Praxis will utilize a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to its w/Praxis approach. The approach may trade commodities, futures, forwards, options, spot contracts in commodities, currencies and fixed income markets, and, in the future, it may trade swaps. All positions are closely monitored to evaluate risk parameter status. As markets move, positions are refined and expectations updated in response to current market conditions.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Data.”

For the period January 1, 2014 through December 31, 2014, the average allocation by commodity market sector for each of the Funds was as follows:

AAA Master Fund LLC

Energy	100%

CMF Winton Master L.P.

Currencies	36.1%
Energy	4.1%
Grains	3.9%
Indices	25.9%
Interest Rates U.S.	8.7%
Interest Rates Non-U.S.	12.4%
Livestock	0.7%
Metals	6.5%
Softs	1.7%

Morgan Stanley Smith Barney TT II, LLC

Currencies	32.8%
Energy	7.5%
Grains	5.3%
Indices	20.1%
Interest Rates U.S.	2.4%
Interest Rates Non-U.S.	17.1%
Livestock	1.4%
Metals	9.5%
Softs	3.9%

CMF Willowbridge Master Fund L.P.

Currencies	37.4%
Energy	3.6%
Indices	5.2%
Interest Rates U.S.	40.5%
Interest Rates Non-U.S.	13.3%

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash and cash margin and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

To minimize the risk relating to low margin deposits, the Partnership and Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that an Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.3% to 25.3% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risk with respect to MS&Co.

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

The General Partner/managing member/trading manager monitors and attempts to control the Partnership/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member/trading manager to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange - cleared swap, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures, forward, options and swaps and other derivatives trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

(b)	Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, advisory fees and administrative fees and during part of the reporting period brokerage commissions. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s/Fund’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 86,198.5080 Redeemable Units of Class A were redeemed totaling $234,568,708, 284.9240 Redeemable Units of Class Z were redeemed totaling $285,813 and 3,393.9220 General Partner unit equivalents of Class Z were redeemed totaling $3,514,911. For the year ended December 31, 2013, 150,930.6370 Redeemable Units of Class A were redeemed totaling $392,575,948, 722.0910 Redeemable Units of Class Z were redeemed totaling $683,759 and 532.0000 General Partner unit equivalents of Class Z were redeemed totaling $500,357. For the year ended December 31, 2012, 77,510.4189 Redeemable Units of Class A were redeemed totaling $211,765,251 and 161.2470 Redeemable Units of Class Z were redeemed totaling $160,460.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2014, there were subscriptions of 27,883.6140 Redeemable Units of Class A totaling $76,450,084 and 126.9820 Redeemable Units of Class Z totaling $121,200. For the year ended December 31, 2013, there were subscriptions of 55,059.1970 Redeemable Units of Class A totaling $144,088,051, 760.2010 Redeemable Units of Class Z totaling $725,148 and an allocation from the General Partner of 4,603.2970 Class A General Partner unit equivalents totaling $12,204,538 and 24.2900 Class Z General Partner unit equivalents totaling $23,436. For the year ended December 31, 2012, there were subscriptions of 102,024.3690 Redeemable Units of Class A totaling $282,099,345, subscriptions of 1,075.3517 Redeemable Units of Class Z totaling $1,075,584 and 703.4764 General Partner unit equivalents of Class Z totaling $700,000.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit for Class A increased 16.0% from $2,652.23 to $3,076.78 and for the year ended December 31, 2014, the net asset value per unit for Class Z increased 17.5% from $977.35 to $1,148.23. For the year ended December 31, 2013, the net asset value per unit for Class A decreased 0.1% from $2,656.46 to $2,652.23 and for the year ended December 31, 2013, the net asset value per unit for Class Z increased 1.5% from $963.32 to $977.35. For the year ended December 31, 2012, the net asset value per unit for Class A decreased 4.7% from $2,785.94 to $2,656.46 and for the year ended December 31, 2012, the net asset value per unit for Class Z decreased 3.5% from $998.57 to $963.32.

The Partnership experienced a net trading gain of $234,777,294 before fees and expenses in 2014. Gains were primarily attributable to the Funds trading in energy, currencies, livestock, metals, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains and indices.

The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures. Additional gains were recorded during November and December as prices advanced as Eurozone economies continued to stagnate. Gains were also recorded throughout the majority of the first half of the year from long positions in European fixed income futures. Within the energy sector, gains were experienced during October, November and December from short positions in crude oil and its related contracts as prices moved lower as U.S. oil production advanced and after the OPEC nations failed to cut output in response to the global supply glut. Additional gains in this sector were recorded during February, April, and September. Within the currency markets, gains were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined to its lowest levels in 7 years after economic indicators showed Japan’s economy contracted during the third quarter. Additional currency gains were recorded during August from short positions in the euro versus the U.S. dollar as the relative value of the dollar rallied as strong economic data in the U.S. increased investor speculation the Federal Reserve will raise interest rates in 2015. During March, gains within the currency sector were achieved from short positions in the Russian ruble versus the U.S. dollar as the relative value of the ruble fell amid speculation of global sanctions would be imposed on Russia following its annexation of Crimea from Ukraine. Within the agricultural sector, gains were experienced during April from long positions in soybean and soybean meal futures as prices rallied after a U.S. Department of Agriculture forecast predicted near record level demand for U.S. crops. Additional gains were achieved during September from short positions in wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains in the agricultural sector were recorded throughout a majority of the first half of 2014 from trading in livestock futures. The Partnership’s gains for the year were partially offset by losses incurred within the global stock index markets primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses in this sector were experienced during September from long positions in U.S. and Asian equity index futures as weak economic growth in Asia and declining consumer confidence levels in the U.S. moved prices lower.

The Partnership experienced a net trading gain of $47,905,662 before brokerage commissions, fees and expenses in 2013. Losses were primarily attributable to the Funds trading in energy, U.S. and non-U.S. interest rates and were partially offset by gains in currencies, grains, livestock, metals, softs and indices.

    The most significant losses incurred during the year ended December 31, 2013 were within the energy sector throughout the majority of the year. During January, losses in energies were experienced from short positions in WTI crude oil as prices rallied on renewed optimism regarding the global economy. Further losses in this sector were recorded during February from long futures positions in Brent crude oil and RBOB gasoline as prices declined due to weaker-than-expected economic data from the United States. During September, long crude oil futures positions resulted in losses as prices declined over speculation a potential shutdown of the U.S. government would decrease demand. Within the global interest rate markets, losses were recorded during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during the year. Additional losses in this sector were recorded during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery was strengthening. During December, losses were incurred from long positions in European fixed income futures as prices declined as the euro area’s emergence from its longest recession on record dampened demand for the region’s safest assets. The Partnership’s losses for the year were offset by gains achieved within the global stock index sector from long positions in Asian, U.S., and European equity index futures as prices advanced throughout much of the year amid positive global economic sentiment and optimism central banks will generally maintain loose monetary policies to boost economic growth. Within the metals complex, gains were experienced during April and June from short positions in gold and silver futures as prices declined sharply after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Additional gains in the sector were recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China. Within the agricultural sector, gains were recorded during February from short futures positions in wheat as prices trended lower as snowfall expected in the U.S. Great Plains eased concern that a drought will damage crops. Further gains were recorded from short futures positions in sugar as prices declined to a 30-month low. During November and December, gains in this sector were driven by short positions in soybean futures as reports indicated that crop totals in the U.S. and South America would reach near record levels in 2014. Additional gains in agriculturals were recorded during May. Within the currency sector, gains were achieved, primarily during January, November, and December, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell amid speculation the Bank of Japan will continue unprecedented stimulus measures, while the U.S. Federal Reserve pares quantitative easing as the U.S. economy recovers.

During the reporting period and prior periods included in this report, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. Interest income for the three and twelve months ended December 31, 2014 decreased by $56,866 and $172,007, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. and/or CGM had control.

During the reporting period, ongoing selling agent fees were based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months and twelve months ended December 31, 2014 increased by $128,035 and decreased by $4,881,075, respectively, as compared to the corresponding periods in 2013. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades during the three months ended December 31, 2014, while the decrease ongoing selling agent fees is primarily due to a decrease in the number of trades during the twelve months ended December 31, 2014 as compared to the corresponding periods in 2013.

During the reporting period, certain clearing fees were based on the number of trades executed by an Advisor for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2014 increased by $315,529 and decreased by $551,769, respectively, as compared to the corresponding periods in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three months ended December 31, 2014, while the decrease in clearing fees is primarily due to a decrease in the number of trades during the twelve months ended December 31, 2014 as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2014 decreased by $864,401 and $5,396,785, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets for the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2014 increased by $587,728 and decreased by $321,759, respectively, as compared to the corresponding periods in 2013. The increase in administrative fees during the three months ended December 31, 2014 is due to an increase in the monthly administrative fee rate effective October 1, 2014, while the decrease in administrative fees during the 12 months ended December 31, 2014 is due to a decrease in average net assets during the period, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the year as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2014 resulted in incentive fees of $25,931,663 and $38,135,456, respectively. Trading performance for the three and twelve months ended December 31, 2013 resulted in incentive fees of $5,166,773 and $5,166,733, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering). Professional fees for the years ended December 31, 2014 and 2013 were $587,186 and $641,615, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $221,479 and $175,856, respectively.

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

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None

(e) Contractual Obligations. None

(f) Operational Risk.

The Partnership, through its investment in the Funds, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

The Partnership/Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Ongoing Selling Agent Fees. During the reporting period, ongoing selling agent fee charges to open and close futures and exchange-cleared swap contracts were expensed at the time the positions were opened. Ongoing selling agent fee charges on option contracts were expensed at the time the position was established and when the option contract was closed.

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

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership/Funds’ market risk is influenced by a wide variety of factors. These primarily include factors which affect energy price levels, including supply factors and weather conditions, but could also include the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of December 31, 2014 and 2013. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013. As of December 31, 2014, the Partnership’s total capitalization was $1,111,440,190.

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$29,460,364	2.65%
Currencies	42,566,978	3.83%
Indices	27,504,218	2.47%
Interest Rates	37,981,266	3.42%

Total	$137,512,826	12.37%

As of December 31, 2013, the Partnership’s total capitalization was $1,116,054,454.

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$59,572,508	5.34%
Currencies	61,223,862	5.49%
Indices	42,067,207	3.77%
Interest Rates	17,100,894	1.53%

Total	$179,964,471	16.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s indirect investments in the Funds by market category as of December 31, 2014 and December 31, 2013, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of November 30, 2014, AAA no longer traded any of the Partnership’s assets as the Partnership has fully redeemed its investment in AAA Master as of that date. As of December 31, 2013, AAA Master’s total capitalization was $462,745,604. The Partnership owned approximately 48.1% of AAA Master. As of December 31, 2013, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$27,869,465	6.02%	$79,359,618	$22,538,703	$39,574,084

Total	$27,869,465	6.02%

*	Annual average month-end Values at Risk.

As of December 31, 2014, Winton Master’s total capitalization was $697,801,812. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2014, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,224,643	4.62%	46,206,758	32,224,643	$39,296,361
Energy	5,549,664	0.80%	8,807,820	2,522,147	4,712,524
Grains	2,079,743	0.30%	6,803,017	1,490,355	4,170,978
Indices	20,399,383	2.92%	38,072,737	8,890,588	29,808,840
Interest Rates U.S.	6,850,223	0.98%	13,373,014	3,884,773	9,651,736
Interest Rates Non-U.S.	11,751,881	1.69%	16,055,733	6,963,948	13,910,466
Livestock	514,635	0.07%	1,046,318	379,670	749,689
Metals	6,484,422	0.93%	10,460,750	4,878,593	7,358,093
Softs	1,407,923	0.20%	2,499,906	1,135,915	1,784,789

Total	$87,262,517	12.51%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, Winton Master’s total capitalization was $700,949,432. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2013, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 76.4% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96%	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42%	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Average of month-end Values at Risk.

As of December 31, 2014, Transtrend Master total capitalization was $459,215,895. The Partnership owned 96.5% of Transtrend Master. As of December 31, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2014

	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$16,951,706	3.69%	$37,483,261	$12,284,581	$22,290,073
Currencies	11,945,011	2.60%	43,738,616	11,543,442	26,678,708
Interest Rates	22,829,716	4.97%	23,486,703	5,437,975	15,347,791
Equity	14,275,060	3.11%	24,704,696	4,443,784	16,383,350

Total	$66,001,493	14.37%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, Transtrend Master total capitalization was $508,256,409. The Partnership owned 95.1% of Transtrend Master. As of December 31, 2013, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector.

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

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the bulk of the Funds’ commodity exposure as of December 31, 2014.

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

The following was the only non-trading risk exposure of the Funds as of December 31, 2014.

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

As part of the General Partner’s/managing member’s/trading manager’s risk management, the General Partner/managing member/trading manager periodically meets with each Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. Each Advisor is required to notify the General Partner/managing member/trading manager of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

ORION FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013, and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Condensed Schedules of Investments at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013, and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013, and 2012; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Orion Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Orion Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Orion Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Orion Futures Fund L.P.	Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Orion Futures Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (Note 5)	$1,153,708,886	$1,181,894,789
Cash (Note 3c)	346,282	291,074
Interest receivable (Note 3c)	—	4

Total assets	$1,154,055,168	$1,182,185,867

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$2,577,191	$2,845,117
Management fees (Note 3b)	886,677	870,277
Administrative fees (Note 3a)	719,578	491,299
Incentive fees (Note 3b)	19,251,105	5,166,773
Professional fees	114,624	61,306
Other	38,574	13,457
Redemptions payable (Note 6)	19,027,229	56,683,184

Total liabilities	42,614,978	66,131,413

Partners’ Capital: (Note 1 and 6)
General Partner, Class Z (10,602.7003 and 13,996.6223 unit equivalents outstanding at December 31, 2014 and 2013, respectively)	12,174,299	13,679,599
Limited Partners, Class A (356,452.4588 and 414,767.3528 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	1,096,725,351	1,100,058,092
Limited Partners, Class Z (2,212.5782 and 2,370.5202 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	2,540,540	2,316,763

Total partners’ capital	1,111,440,190	1,116,054,454

Total liabilities and partners’ capital	$1,154,055,168	$1,182,185,867

Net asset value per unit:
Class A	$3,076.78	$2,652.23

Class Z	$1,148.23	$977.35

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$469,326,073	42.23%
Morgan Stanley Smith Barney TT II, LLC	443,311,916	39.88
CMF Willowbridge Master Fund L.P.	241,070,897	21.69

Total investment in Funds, at fair value	$1,153,708,886	103.80%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Income:
Interest income (Note 3c)	$—	$234	$829
Interest income from investment in Funds. (Note 3c)	117,686	289,459	523,851

Total investment income	117,686	289,693	524,680

Expenses:
Ongoing selling agent fees (Note 3c)	14,454,367	19,335,442	27,281,264
Clearing fees allocated from Funds	3,252,897	3,804,666	4,145,620
Management fees (Note 3b)	14,988,854	20,385,639	24,717,066
Administrative fees (Note 3a)	6,070,857	6,392,616	7,133,994
Incentive fees (Note 3b)	38,135,456	5,166,773	811,930
Professional fees	587,186	641,615	445,722
Other	221,479	175,856	151,889

Total expenses	77,711,096	55,902,607	64,687,485

Net investment income (loss)	(77,593,410)	(55,612,914)	(64,162,805)

Trading Results:
Net gains (losses) on trading of commodity interest and investment in Funds:
Net realized gains (losses) on closed contracts	—	(504,550)	(3,749,345)
Net realized gains (losses) on investment in Funds	237,114,654	(13,464,399)	67,360,062
Change in net unrealized gains (losses) on open contracts	—	504,550	3,749,345
Change in net unrealized gains (losses) on investment in Funds.	(2,337,360)	61,370,061	(71,351,487)

Total trading results	234,777,294	47,905,662	(3,991,425)

Net income (loss)	$157,183,884	$(7,707,252)	$(68,154,230)

Net income (loss) allocation by Class:
Class A	$154,785,883	$(7,920,019)	$(67,560,868)

Class Z	$2,398,001	$212,767	$(593,362)

Net income (loss) per unit* (Note 7):
Class A	$424.55	$(4.23)	$(129.48)

Class Z	$170.88	$14.03	$(35.25)

Weighted average units outstanding:
Class A	382,949.3926	483,890.3313	511,498.1544

Class Z	15,348.4708	17,011.1131	16,460.5596

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$1,341,488,244	481,521.5457	$15,197,365	15,219.1614	$1,356,685,609	496,740.7071
Subscriptions — Limited Partners	282,099,345	102,024.3690	1,075,584	1,075.3517	283,174,929	103,099.7207
Subscriptions — General Partner	—	—	700,000	703.4764	700,000	703.4764
Redemptions — Limited Partners	(211,765,251)	(77,510.4189)	(160,460)	(161.2470)	(211,925,711)	(77,671.6659)
Net income (loss)	(67,560,868)	—	(593,362)	—	(68,154,230)	—

Partners’ Capital at December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Subscriptions — Limited Partners	144,088,051	55,059.1970	725,148	760.2010	144,813,199	55,819.3980
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions — General Partner	—	—	(500,357)	(532.0000)	(500,357)	(532.0000)
Redemptions — Limited Partners	(392,575,948)	(150,930.6370)	(683,759)	(722.0910)	(393,259,707)	(151,652.7280)
Net income (loss)	(7,920,019)	—	212,767	—	(7,707,252)	—

Partners’ Capital at December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Subscriptions — Limited Partners	76,450,084	27,883.6140	121,200	126.9820	76,571,284	28,010.5960
Redemptions — General Partner	—	—	(3,514,911)	(3,393.9220)	(3,514,911)	(3,393.9220)
Redemptions — Limited Partners	(234,568,708)	(86,198.5080)	(285,813)	(284.9240)	(234,854,521)	(86,483.4320)
Net income (loss)	154,785,883	—	2,398,001	—	157,183,884	—

Partners’ Capital December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373

Net asset value per unit:

	Class A	Class Z

2012:	$2,656.46	$963.32

2013:	$2,652.23	$977.35

2014:	$3,076.78	$1,148.23

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. On August 1, 2011, Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), a selling agent for the Partnership, and its affiliates (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value per Redeemable Unit of any Class decreases to less than $400 as of a close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the net assets of the Partnership decline to less than $1,000,000.

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

Partnership’s and the Funds’ Fair Value Measurements.     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that, based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, that there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership/Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,153,708,886	$—	$1,153,708,886	$—

Net fair value	$1,153,708,886	$—	$1,153,708,886	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$1,181,894,789	$—	$1,181,894,789	$—

Net fair value	$1,181,894,789	$—	$1,181,894,789	$—

d.	Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

e.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

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

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Funds may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses.

h.	Ongoing Selling Agent Fees. Ongoing selling agent fee charges to open and close futures and exchange-cleared swap contracts are expensed at the time the positions are opened. Ongoing selling agent fees on option contracts are expensed at the time the position is established and when the option contract is closed.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

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

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

k.	Net Income (loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

l.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there are no subsequent events requiring adjustment or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the administrative fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”) and AAA Capital Management Advisors, Ltd. (“AAA”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on November 30, 2014, AAA ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among the other Advisors. The Advisors are not affiliated with one another, the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The Partnership paid AAA a monthly management fee equal to 1.5% per year of month-end net assets allocated to AAA. Prior to January 1, 2013, AAA received a monthly management fee equal to 2.0% per year. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s, incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month.

Transtrend Master (as defined in Note 4, “Trading Activities”) pays Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from January 1, 2014 to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month.

In addition, the Partnership is obligated to pay each Advisor, except for Transtrend, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Transtrend will receive an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership

Each Management Agreement may be terminated upon notice by either party.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “Prior MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Prior Selling Agreement”). The Partnership has terminated the CGM Customer Agreement, the Prior MS&Co. Customer Agreement and the Prior Selling Agreement.

Effective March 1, 2014, the Partnership entered into a new Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the MS&Co. Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “MS&Co. clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s (defined below)) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds do not include monies due to the Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The MS&Co. Customer Agreement may generally be terminated upon notice by either party. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Effective that same date, the Partnership terminated the Prior Selling Agreement and entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisers who have sold Redeemable Units in the Partnership.

Under the Prior MS&Co. Customer Agreement, the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions, with respect to Class A Redeemable Units and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions, with respect to Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Funds. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Funds. During the term of the Prior MS&Co. Agreement, all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. were deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. also agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds also did not include monies due to the Transtrend Master on

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

or with respect to futures, forwards, or options contracts that have not been received. The Partnership has terminated the Prior MS&Co. Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid for exchange, service, clearing, user, give-up and NFA fees (collectively, the “CGM clearing fees”) through its investments in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of such Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ brokerage accounts at CGM were deposited in the Partnership’s brokerage account at CGM, except for Transtrend Master whose assets were held in its brokerage account at MS&Co. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s (except for Transtrend Master’s)) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees allocated from Funds were previously combined and presented as brokerage commissions, including clearing fees.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, CMF Winton Master L.P. (“Winton Master”) entered into a foreign exchange brokerage account agreement with MS&Co. Winton Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, Winton Master, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and AAA Master Fund LLC (“AAA Master”) entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through accounts at MS&Co. on or about July 22, 2013, July 29, 2013, and September 9, 2013, respectively. Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) continues to be a party to a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The MS&Co. Customer Agreement with the Partnership and the Funds give, and the CGM Customer Agreement with the Partnership and the customer agreements between CGM and the Funds gave, MS&Co. and CGM, as applicable, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership/Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2014 and 2013, were 0 and 161, respectively.

Ongoing selling agent fees and trading and transaction fees are, and brokerage commissions were, based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership of the Funds.

There were no direct investments as of December 31, 2014 and 2013.

5.	Investment in Funds:

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master, a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 5,173.4381 units of AAA Master with cash equal to $5,173,438. AAA Master permitted accounts managed by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on November 30, 2014 for cash equal to $105,808,956. The General Partner was also the managing member of AAA Master.

On November 1, 2004, the assets allocated to Winton for trading were invested in Winton Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Winton Master permits accounts managed by Winton using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of the assets allocated.

On July 1, 2005, a portion of the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 33,529.1186 units of Willowbridge Master with cash equal to $29,866,194, and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. The Partnership fully redeemed its investment in Willowbridge Master on May 31, 2011 for cash equal to $97,339,043.

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

On August 1, 2014, a portion of the Partnership’s assets were allocated to Willowbridge for trading. These assets were invested in Willowbridge Master. The Partnership purchased 9,633.9313 units of Willowbridge Master with cash equal to $21,000,000. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together using one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to three times the amount of the assets allocated.

On June 1, 2011, the Partnership allocated a portion of its assets, with cash equal to $384,370,435 to Transtrend Master, a limited liability company organized under the partnership laws of the State of Delaware. Transtrend Master permits accounts managed now or in the future by Transtrend using the Diversified Trend Program-Enhanced Risk Portfolio (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

Transtrend Master’s, Willowbridge Master’s and Winton Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, AAA Master.

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

All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level.

As of December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. As of December 31, 2013, the Partnership owned approximately 48.1% of AAA Master, 67.3% of Winton Master and 95.1% of Transtrend Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton Master	$703,147,623	$5,345,811	$697,801,812
Transtrend Master	466,880,771	7,664,876	459,215,895
Willowbridge Master	332,179,217	16,638,854	315,540,363

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
AAA Master	$477,308,200	$14,562,596	$462,745,604
Winton Master	705,230,510	4,281,078	700,949,432
Transtrend Master	510,373,650	2,117,241	508,256,409

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds are shown in the following tables.

	For the year ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (Loss)
AAA Master	$(1,144,734)	$(8,052,899)	$(9,197,633)
Willowbridge Master	(688,357)	46,239,150	45,550,793
Transtrend Master	(20,950,267)	103,483,861	82,533,594
Winton Master	(865,821)	164,934,053	164,068,232

	For the year ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(2,952,328)	$(67,230,734)	$(70,183,062)
Winton Master	(772,366)	106,077,267	105,304,901
Transtrend Master	(10,810,551)	9,060,662	(1,749,889)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

				Expenses
	% of Partnership’s Net Assets	Fair Value	Income (Loss)			Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Clearing Fees	Other
For the year ended December 31, 2014
AAA Master	0.00%	$—	$(5,922,676)	$500,740	$136,221	$—	$—	$(6,559,637)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	112,351,530	580,880	85,313	—	—	111,685,337	Commodity Portfolio	Monthly

Transtrend Master	39.88%	443,311,916	100,012,368	1,971,333	—	5,355,066	12,864,672	79,821,297	Commodity Portfolio	Monthly

Willowbridge Master	21.69%	241,070,897	28,453,758	199,944	23,721	—	—	28,230,093	Commodity Portfolio	Monthly

Total		$1,153,708,886	$234,894,980	$3,252,897	$245,255	$5,355,066	$12,864,672	$213,177,090

				Expenses
	% of Partnership’s Net Assets	Fair Value	Income (Loss)			Management Fee	Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Clearing Fees	Other
For the year ended December 31, 2013
AAA Master	19.96%	$222,758,285	$(32,779,082)	$1,375,334	$182,426	$—	$(34,336,842)	Energy Markets	Monthly

Winton Master	42.53%	474,613,230	72,229,439	605,783	82,567	—	71,541,089	Commodity Portfolio	Monthly

Transtrend Master	43.41%	484,523,274	8,744,764	1,823,548	—	8,272,370	(1,351,154)	Commodity Portfolio	Monthly

Total		$1,181,894,789	$48,195,121	$3,804,665	$264,993	$8,272,370	$35,853,093

6.    Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors that become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

7.    Financial Highlights:

Changes in the net asset value per unit for each Class for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) [1]	$583.43	$229.90	$62.80	$38.54	$(66.13)	$(12.45)
Interest income	0.29	0.11	0.58	0.22	1.02	0.36
Expenses [2]	(159.17)	(59.13)	(67.61)	(24.73)	(64.37)	(23.16)

Increase (decrease) for the period	424.55	170.88	(4.23)	14.03	(129.48)	(35.25)
Net asset value per unit, beginning of period	2,652.23	977.35	2,656.46	963.32	2,785.94	998.57

Net asset value per unit, end of period	$3,076.78	$1,148.23	$2,652.23	$977.35	$2,656.46	$963.32

[1]

Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 for Class A were $629.82, $109.44 and $(5.10), respectively. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 for Class Z were $234.07, $40.33 and $(1.96), respectively.

[2]

Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 for Class A were $(205.56), $(114.25) and $(125.40), respectively. Total expenses including ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 for Class Z were $(63.30), $(26.52) and $(33.65), respectively.

	2014		2013		2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:
Net investment income (loss)	(7.4)%	(6.7)%	(4.4)%	(2.7)%	(4.6)%	(3.8)%
Incentive fees	3.6%	3.9%	0.4%	0.4%	0.1%	0.1%

Net investment income (loss) before incentive fees [4]	(3.8)%	(2.8)%	(4.0)%	(2.3)%	(4.5)%	(3.7)%

Operating expenses	3.8%	2.8%	4.1%	2.3%	4.6%	3.8%
Incentive fees	3.6%	3.9%	0.4%	0.4%	0.1%	0.1%

Total expenses.	7.4%	6.7%	4.5%	2.7%	4.7%	3.9%

Total return:
Total return before incentive fees	19.6%	21.4%	0.3%	1.9%	(4.6)%	(3.5)%
Incentive fees	(3.6)%	(3.9)%	(0.4)%	(0.4)%	(0.1)%	—%[3]

Total return after incentive fees	16.0%	17.5%	(0.1)%	1.5%	(4.7)%	(3.5)%

[3]	Due to rounding.
[4]	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

8.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.3% to 25.3% of the Fund’s contracts are traded OTC.

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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk-adjusted performance

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$132,720,782	$37,632,114	$56,145,010	$(9,310,190)
Net income (loss)	$100,630,666	$25,424,051	$45,872,369	$(14,743,202)
Increase (decrease) in net asset value per unit of Class A	$274.88	$68.58	$115.53	$(34.44)
Increase (decrease) in net asset value per unit of Class Z	$106.04	$29.33	$45.71	$(10.20)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$77,475,800	$(35,627,574)	$(21,160,497)	$4,367,518
Net income (loss)	$65,886,711	$(42,289,686)	$(28,391,692)	$(2,912,585)
Increase (decrease) in net asset value per unit of Class A	$144.55	$(86.09)	$(57.49)	$(5.20)
Increase (decrease) in net asset value per unit of Class Z	$55.38	$(28.97)	$(13.91)	$1.53

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B: Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended 2014, the General Partner earned $6,070,857 in administrative fees. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds. During the first quarter of 2014, MS&Co. received brokerage commissions and trading fees for such services, as described under “Item 1. Business.” During the first quarter of 2014, the Partnership ceased paying MS&Co. brokerage commissions. For the year ended December 31, 2014, MS&Co. received $3,252,897 in brokerage commissions and trading fees. During the first quarter of 2014, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $14,454,367 in ongoing selling agent fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisors earned $14,988,854 in management fees and $38,135,456 in incentive fees. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	10,602.7003	2.9%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$167,600
2013	$152,200

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

2014	$42,140
2013	$50,500

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    (1)    Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Condensed Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements

(2)	Exhibits:

3.1	Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(i)	7th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	8th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(j) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

10.1(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(c)	Second Amendment to the Management Agreement among Citigroup Managed Futures LLC and AAA Capital Management Inc. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

(d)	Letter amending the Management Agreements by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(e)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed herewith).

10.2

Amended and Restated Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the current report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3(a)	Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(a) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	First Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(c)	Second Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(c) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(d)

Third Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(d) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.5(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.7 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.6(a)

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

10.7	Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.8	Form of Third-Party Subscription Agreement (filed as Exhibit 10.7 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

99.1	Financial Statements of AAA Master Fund LLC.

99.2	Financial Statements of CMF Winton Master L.P.

99.3	Financial Statements of Morgan Stanley Smith Barney TT II, LLC.

99.4	Financial Statements of CMF Willowbridge Master Fund LLC.

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
Patrick T. Egan
President & Director Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan President and Director Ceres Managed Futures LLC Date: March 30, 2015	Kevin Klingert Director Ceres Managed Futures LLC Date: March 30, 2015	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2015	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2015	Jeremy Beal Director Ceres Managed Futures LLC Date: March 30, 2015

/s/ Harry Handler	/s/ M. Paul Martin	/s/ Frank Smith
Harry Handler Director Ceres Managed Futures LLC Date: March 30, 2015	M. Paul Martin Director Ceres Managed Futures LLC Date: March 30, 2015	Frank Smith Director Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli Director Ceres Managed Futures LLC Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.