Form 10-Q
period 2015-03-31
ORION FUTURES FUND LP
filed 2015-05-13
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes    No X

As of April 30, 2015, 357,561.7568 Limited Partnership Class A Redeemable Units were outstanding and 2,487.5502 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Investment in Funds (1), at fair value	$1,204,000,084	$1,153,708,886
Cash	346,492	346,282

Total assets	$1,204,346,576	$1,154,055,168

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$2,333,121	$2,577,191
Management fees	958,237	886,677
Administrative fees	751,157	719,578
Incentive fees	8,799,364	19,251,105
Other	161,609	153,198
Redemptions payable to Limited Partners	21,868,688	19,027,229

Total liabilities	34,872,176	42,614,978

Partners’ Capital:
General Partner, Class Z, (10,602.7003 Redeemable Units outstanding at March 31, 2015 and December 31, 2014)	12,844,437	12,174,299
Limited Partners, Class A, (356,344.9748 and 356,452.4588 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively)	1,153,786,468	1,096,725,351
Limited Partners, Class Z, (2,347.2202 and 2,212.5782 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively)	2,843,495	2,540,540

Total partners’ capital	1,169,474,400	1,111,440,190

Total liabilities and partners’ capital	$1,204,346,576	$1,154,055,168

Class A, net asset value per unit	$3,237.84	$3,076.78

Class Z, net asset value per unit	$1,211.43	$1,148.23

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

March 31, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$455,643,445	38.96%
Morgan Stanley Smith Barney TT II, LLC	436,519,751	37.33
CMF Willowbridge Master Fund L.P.	311,836,888	26.66

Total investment in Funds, at fair value	$1,204,000,084	102.95%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income allocated from Funds	$16,335	$50,024

Expenses:
Ongoing selling agent fees	2,972,813	3,236,971
Expenses allocated from Funds	792,208	744,993
Management fees**	4,135,713	3,815,804
Administrative fees	2,216,356	1,361,271
Incentive fees**	15,369,288	—
Other	122,616	187,704

Total expenses	25,608,994	9,346,743

Net investment income (loss)	(25,592,659)	(9,296,719)

Trading Results:
Net realized gains (losses) allocated from Funds	101,671,824	25,201,926
Change in net unrealized gains (losses) allocated from Funds	(17,211,890)	(30,648,409)

Total trading results	84,459,934	(5,446,483)

Net income (loss)	$58,867,275	$(14,743,202)

Net income (loss) allocation by class:
Class A	$58,055,343	$(14,578,318)

Class Z	$811,932	$(164,884)

Net asset value per Redeemable Unit:
Class A (356,344.9748 and 394,015.1898 Redeemable Units outstanding at March 31, 2015 and 2014, respectively)	$3,237.84	$2,617.79

Class Z (12,949.9205 and 16,378.1155 Redeemable Units outstanding at March 31, 2015 and 2014, respectively)	$1,211.43	$967.15

Net income (loss) per Redeemable Unit:*
Class A	$161.06	$(34.44)

Class Z	$63.20	$(10.20)

Weighted average Redeemable Units outstanding:
Class A	361,627.2818	411,899.5565

Class Z	12,927.2138	16,406.3275

*	Represents the change in net asset value per Redeemable Unit during the period.
**	Includes management and incentive fees allocated from Transtrend Master.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Net income (loss)	58,055,343	—	811,932	—	58,867,275	—
Subscriptions - Limited Partners	39,571,422	12,518.7460	289,133	242.4710	39,860,555	12,761.2170
Redemptions - Limited Partners	(40,565,648)	(12,626.2300)	(127,972)	(107.8290)	(40,693,620)	(12,734.0590)

Partners’ Capital March 31, 2015	$1,153,786,468	356,344.9748	$15,687,932	12,949.9205	$1,169,474,400	369,294.8953

Partners’ Capital December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Net income (loss)	(14,578,318)	—	(164,884)	—	(14,743,202)	—
Subscriptions - Limited Partners	21,905,771	8,365.9430	102,719	108.6740	22,008,490	8,474.6170
Redemptions - Limited Partners	(75,937,583)	(29,118.1060)	(94,074)	(97.7010)	(76,031,657)	(29,215.8070)

Partners’ Capital March 31, 2014	$1,031,447,962	394,015.1898	$15,840,123	16,378.1155	$1,047,288,085	410,393.3053

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.    Organization:

Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury bills.

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

As of March 31, 2015, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”) and Willowbridge Associates Inc. (“Willowbridge”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective November 30, 2014, AAA Capital Management Advisors, Ltd. (“AAA”) ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among the other Advisors. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. On August 1, 2011, Class Z Redeemable Units were first issued to certain employees of Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) and its affiliates (and their family members). Class Z Redeemable Units are currently offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

As of March 31, 2015, the Partnership’s/Funds’ (defined below) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its liquidation, AAA Master LLC (“AAA Master”) entered into a futures brokerage agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and AAA Master are collectively referred to as the “Funds.” The Partnership, through its investment in the Funds, will pay MS&Co. trading fees for clearing, and where applicable, execution of transactions.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds do not include monies due to the Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Effective that same date, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisers who have sold Redeemable Units in the Partnership.

Under the prior futures brokerage account agreement (the “Prior Customer Agreement”), the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions, with respect to Class A Redeemable Units and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions, with respect to Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Funds. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Funds. During the term of the Prior Customer Agreement, all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. were deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. also agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds also did not include monies due to the Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership has terminated the Prior MS&Co. Customer Agreement.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as expenses allocated from Funds were previously reported separately as clearing fees allocated from Funds and as part of other expenses.

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

Partnership’s Investment: The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Funds.

Funds’ Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for each limited partner Class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$231.13	$86.29	$(12.08)	$(4.43)
Interest income	0.05	0.03	0.11	0.04
Expenses[2]	(70.12)	(23.12)	(22.47)	(5.81)

Increase (decrease) for the period	161.06	63.20	(34.44)	(10.20)
Net asset value per unit, beginning of period	3,076.78	1,148.23	2,652.23	977.35

Net asset value per unit, end of period	$3,237.84	$1,211.43	$2,617.79	$967.15

In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Class A	Class Z	Class A	Class Z
Ratios to Average Net Assets:[1]
Net investment income (loss)[2]	(3.6)%	(2.6)%	(3.5)%	(2.4)%

Operating expense	3.6%	2.6%	3.5%	2.4%
Incentive fees	1.3%	1.4%	—%	—%

Total expenses	4.9%	4.0%	3.5%	2.4%

Total return:
Total return before incentive fees	6.5%	6.9%	(1.3)%	(1.0)%
Incentive fees	(1.3)%	(1.4)%	—%	—%

Total return after incentive fees	5.2%	5.5%	(1.3)%	(1.0)%

[1]	Annualized (except for incentive fees).
[2]	Interest income less total expenses. Does not reflect the effects of incentive fees.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown on the Statements of Income and Expenses.

The customer agreement among the Partnership, the Funds and MS&Co. gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210 - 20, “Balance Sheet,” have been met.

All commodity interests owned by the Funds are held for trading purposes.

Ongoing selling agent fees and trading and transaction fees are, and brokerage commissions were, based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership of the Funds.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of the Funds.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5.    Fair Value Measurements:

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

The Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swaps and certain options contracts, for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting periods. During the three months ended March 31, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6.    Investment in Funds:

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

On November 1, 2004, the assets allocated to Winton for trading were invested in Winton Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 35,389.8399 units of Winton Master with cash equal to $33,594,083 and a contribution of open commodity futures and forwards contracts with a fair value of $1,795,757. Winton Master permits accounts managed by Winton using the Winton Futures Program (formerly, the Winton Diversified Program as applied without equities), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of assets allocated.

On June 1, 2011, the Partnership allocated a portion of its assets with cash equal to $384,370,435 to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be non-managing members of Transtrend Master. The General Partner and Transtrend believe that trading through this structure promotes efficiency and economy in the trading process.

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 9,633.9313 units of Willowbridge Master with cash equal to $21,000,000. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together using one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to three times the amount of the assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2015.

The Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

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

Management, administrative and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. The clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. All other fees are charged at the Partnership level.

At March 31, 2015, the Partnership owned approximately 64.0% of Winton Master, 97.3% of Transtrend Master, and 79.7% of Willowbridge Master. At December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds are shown in the following tables.

	March 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Winton Master	$713,316,851	$1,878,568	$711,438,283
Transtrend Master	455,696,145	7,219,511	448,476,634
Willowbridge Master	400,052,913	8,594,306	391,458,607

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Winton Master	$703,147,623	$5,345,811	$697,801,812
Transtrend Master	466,880,771	7,664,876	459,215,895
Willowbridge Master	332,179,217	16,638,854	315,540,363

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
Winton Master	$(216,697)	$63,243,794	$63,027,097
Transtrend Master	(8,583,013)	35,620,187	27,037,174
Willowbridge Master	(277,538)	11,233,268	10,955,730

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(208,132)	$(1,100,349)	$(1,308,481)
Winton Master	(200,388)	(1,405,497)	(1,605,885)
Transtrend Master	(1,973,861)	(4,246,355)	(6,220,216)

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro rata share of the results of operations of, the Funds are as shown in the following tables.

	March 31, 2015		For the three months ended March 31, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Winton Master	38.96%	$455,643,445	$41,135,360	$125,115	$24,820	$—	$—	$40,985,425	Commodity Portfolio	Monthly
Transtrend Master	37.33%	436,519,751	34,611,329	419,527	—	1,342,186	6,569,923	26,279,693	Commodity Portfolio	Monthly
Willowbridge Master	26.66%	311,836,888	8,729,580	197,104	25,642	—	—	8,506,834	Commodity Portfolio	Monthly

Total		$1,204,000,084	$84,476,269	$741,746	$50,462	$1,342,186	$6,569,923	$75,771,952

	December 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
AAA Master	0.00%	$—	$(538,522)	$59,174	$52,473	$—	$(650,169)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	(852,493)	153,455	15,760	—	(1,021,708)	Commodity Portfolio	Monthly
Transtrend Master	39.88%	443,311,916	(4,005,444)	464,131	—	1,405,416	(5,874,991)	Commodity Portfolio	Monthly
Willowbridge Master	21.69%	241,070,897	—	—	—	—	—	Commodity Portfolio	Monthly

Total		$1,153,708,886	$(5,396,459)	$676,760	$68,233	$1,405,416	$(7,546,868)

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.4% to 27.9% of the Fund’s contracts are traded OTC.

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

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or its affiliate was the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Orion Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

8.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the (i) Funds, (ii) equity in its trading account, consisting of cash and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, the Partnership’s capital increased 5.2% from $1,111,440,190 to $1,169,474,400. This increase was attributable to subscriptions of 12,518.7460 Class A Redeemable Units totaling $39,571,422 and subscriptions of 242.4710 Class Z Redeemable Units totaling $289,133, coupled with a net gain of $58,867,275 which was partially offset by redemptions of 12,626.2300 Class A Redeemable Units totaling $40,565,648 and redemptions of 107.8290 Class Z Redeemable Units totaling $127,972. Future redemptions can impact the amount of funds available for investment in Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per unit for Class A increased 5.2% from $3,076.78 to $3,237.84, as compared to a decrease of 1.3% in the first quarter of 2014. During the Partnership’s first quarter of 2015, the net asset value per unit for Class Z increased 5.5% from $1,148.23 to $1,211.43, as compared to a decrease of 1.0% in the first quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $84,459,934. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by losses in grains and metals. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $5,446,483. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, metals, indices and softs and were partially offset by gains in grains, non-U.S. interest rates and livestock.

The most significant gains were achieved within the global interest rate sector during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in the Eurozone economy would spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Within the global stock index markets, gains were experienced primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. During March, further gains were recorded within the currency sector from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation the Federal Reserve remained committed to increasing interest rates in the near future. Additional currency gains were experienced during March from short positions in the Brazilian real versus the U.S. dollar after the real weakened amid concern the nation’s credit rating could be cut. During January, gains in the currency sector were recorded from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the European Union. Within the energy markets, gains were achieved during January and March from short positions in crude oil and its related products as prices continued to move lower on growing evidence that OPEC will not pare output to reduce a global supply surplus. Gains within the agricultural markets were experienced during March from short positions in sugar and coffee futures as prices declined after rainy conditions in Brazil’s farming region boosted prospects for the nation’s crop harvests. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the metals sector during January from short positions in gold and silver futures as prices advanced after U.S. government data showed the economy expanded at a slower pace than forecast in the fourth quarter, reigniting demand for the precious metals. Additional losses were experienced during March from short positions in silver futures as prices advanced in the second half of the month on increased demand after the Federal Reserve indicated that interest rates may rise at a slower pace than previously estimated.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expects to increase capital through operations.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. Interest income earned by the Partnership for the three months ended March 31, 2015 decreased by $33,689 as compared to the corresponding period in 2014. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $264,158 as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees during the three months ended March 31, 2015, as compared to the corresponding period in 2014 is primarily due to the monthly ongoing selling agent fee rates being reduced from (i) $18.00 each for round turn futures transactions and up to an equivalent amount for swaps to $15.00 each for round turn futures transactions and up to an equivalent amount for swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated for Class Z Redeemable Units effective October 1, 2014.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2015 increased by $319,909 as compared to the corresponding period in 2014. The increase in management fees is due to higher average adjusted net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 increased by $855,085 as compared to the corresponding periods in 2014. The increase in administrative fees is due to higher average adjusted net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014, as well as an increase in the administrative fee annual rate from 0.50% to 0.75% effective October 1, 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2015 resulted in incentive fees of $15,369,288. There were no incentive fees earned for the three months ended March 31, 2014.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2015 and December 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Winton Capital Management Limited	$435,726,103	37%	$444,457,506	40%
Transtrend B.V.	$424,056,151	36%	$432,193,355	39%
Willowbridge Associates Inc.	$309,692,146	27%	$234,789,329	21%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of March 31, 2015 and December 31, 2014. As of March 31, 2015, the Partnership’s total capitalization was $1,169,474,400.

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$37,504,824	3.21%
Currencies	56,433,081	4.83%
Interest Rates	32,919,037	2.81%
Equities	44,566,490	3.81%

Total	$171,423,432	14.66%

As of December 31, 2014, the Partnership’s total capitalization was $1,111,440,190.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$29,460,364	2.65%
Currencies	42,566,978	3.83%
Interest Rates	37,981,266	3.42%
Equities	27,504,218	2.47%

Total	$137,512,826	12.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average value at any point during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2015, Winton Master’s total capitalization was $711,438,283. The Partnership owned approximately 64.0% of Winton Master. As of March 31, 2015, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2015

			Three months ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$35,649,878	5.01%	$41,725,418	$15,576,197	$35,200,229
Energy	8,587,916	1.21%	8,587,916	5,422,326	7,480,851
Grains	1,216,032	0.17%	2,079,743	908,552	1,263,408
Indices	32,996,405	4.64%	37,502,366	16,190,450	31,278,535
Interest Rates U.S.	12,141,773	1.71%	12,141,773	6,850,223	11,203,216
Interest Rates Non-U.S.	12,463,422	1.75%	13,409,872	11,215,022	12,710,369
Livestock	607,695	0.08%	667,755	363,495	547,402
Metals	8,986,921	1.26%	10,448,593	5,579,976	7,336,454
Softs	2,175,456	0.31%	2,175,646	1,407,923	1,987,044

Total	$114,825,498	16.14%

*	Average of month-end Values at Risk.

As of December 31, 2014, Winton Master’s total capitalization was $697,801,812. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2014, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2014

			Twelve months ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,224,643	4.62%	$46,206,758	$32,224,643	$39,296,361
Energy	5,549,664	0.80%	8,807,820	2,522,147	4,712,524
Grains	2,079,743	0.30%	6,803,017	1,490,355	4,170,978
Indices	20,399,383	2.92%	38,072,737	8,890,588	29,808,840
Interest Rates U.S.	6,850,223	0.98%	13,373,014	3,884,773	9,651,736
Interest Rates Non-U.S.	11,751,881	1.69%	16,055,733	6,963,948	13,910,466
Livestock	514,635	0.07%	1,046,318	379,670	749,689
Metals	6,484,422	0.93%	10,460,750	4,878,593	7,358,093
Softs	1,407,923	0.20%	2,499,906	1,135,915	1,784,789

Total	$87,262,517	12.51%

*	Annual average of month-end Values at Risk.

As of March 31, 2015, Transtrend Master’s total capitalization was $448,476,634. The Partnership owned approximately 97.3% of Transtrend Master. As of March 31, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2015

			Three months ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$19,965,491	4.45%	$21,613,678	$15,744,028	$18,158,804
Currencies	31,706,969	7.07%	35,884,544	22,156,697	30,019,965
Interest Rates	13,035,448	2.91%	22,829,716	7,482,484	14,209,275
Equities	22,346,257	4.98%	25,283,167	11,333,972	18,642,034

Total	$87,054,165	19.41%

*	Average of month-end Values at Risk.

As of December 31, 2014, Transtrend Master’s total capitalization was $459,215,895. The Partnership owned 96.5% of Transtrend Master. As of December 31, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2014

			Twelve months ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$16,951,706	3.69%	$37,483,261	$12,284,581	$22,290,073
Currencies	11,945,011	2.60%	43,738,616	11,543,442	26,678,708
Interest Rates	22,829,716	4.97%	23,486,703	5,437,975	15,347,791
Equities	14,275,060	3.11%	24,704,696	4,443,784	16,383,350

Total	$66,001,493	14.37%

*	Annual average of month-end Values at Risk.

As of March 31, 2015, Willowbridge Master’s total capitalization was $391,458,607. The Partnership owned approximately 79.7% of Willowbridge Master. As of March 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2015

			Three months ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,470,863	0.89%	$13,717,098	$173,995	$2,586,432
Energy	3,371,381	0.86%	9,071,259	3,371,381	3,521,988
Indices	2,140,380	0.54%	14,199,025	1,472,460	7,891,156
Interest Rates U.S.	5,631,394	1.44%	16,624,123	3,363,691	7,427,776
Metals	1,987,501	0.51%	2,100,286	250	678,747

Total	$16,601,519	4.24%

*	Average of month-end Values at Risk.

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 76.4% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2014

			Twelve months ended December 31, 2014
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2015, there were subscriptions of 12,518.7460 Class A Redeemable Units totaling $39,571,422, and subscriptions of 242.4710 Class Z Redeemable Units totaling $289,133. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	2,493.3940	$3,195.88	—	$1,193.60	N/A	N/A
February 1, 2015 – February 28, 2015	3,378.7380	$3,175.26	107.8290	$1,186.81	N/A	N/A
March 1, 2015 – March 31, 2015	6,754.0980	$3,237.84	—	$1,211.43	N/A	N/A
	12,626.2300	$3,212.81	107.8290	$1,186.81

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

	(e)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.1(e) to the annual report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

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
President and Director

Date: May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: May 13, 2015