Form 10-Q
period 2015-06-30
ORION FUTURES FUND LP
filed 2015-08-12
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes    No X

As of July 31, 2015, 364,333.8198 Limited Partnership Class A Redeemable Units were outstanding and 2,513.2352 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Investment in Funds (1), at fair value	$1,071,754,582	$1,153,708,886
Cash	233,313	346,282

Total assets	$1,071,987,895	$1,154,055,168

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$2,447,911	$2,577,191
Management fees	888,444	886,677
General Partner fees	668,426	719,578
Incentive fees	—	19,251,105
Other	58,206	153,198
Redemptions payable to Limited Partners	9,553,994	19,027,229

Total liabilities	13,616,981	42,614,978

Partners’ Capital:
General Partner, Class Z, (10,602.7003 Redeemable Units outstanding at June 30, 2015 and December 31, 2014)	11,457,079	12,174,299
Limited Partners, Class A, (362,551.8998 and 356,452.4588 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively)	1,044,248,081	1,096,725,351
Limited Partners, Class Z, (2,466.9642 and 2,212.5782 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively)	2,665,754	2,540,540

Total partners’ capital	1,058,370,914	1,111,440,190

Total liabilities and partners’ capital	$1,071,987,895	$1,154,055,168

Class A, net asset value per unit	$2,880.27	$3,076.78

Class Z, net asset value per unit	$1,080.58	$1,148.23

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

June 30, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$392,441,867	37.08%
Morgan Stanley Smith Barney TT II, LLC	360,140,513	34.03
CMF Willowbridge Master Fund L.P.	319,172,202	30.15

Total investment in Funds, at fair value	$1,071,754,582	101.26%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income allocated from Funds	$13,584	$25,462	$29,919	$75,486

Expenses:
Ongoing selling agent fees	2,943,430	3,652,569	5,916,243	6,889,540
Expenses allocated from Funds	1,993,407	2,144,741	10,697,724	4,295,150
Management fees	2,699,158	2,377,236	5,492,685	4,787,624
General Partner fees	2,071,308	1,339,144	4,287,664	2,700,415
Incentive fees	—	5,057,883	8,799,365	5,057,883
Other	147,228	78,730	269,844	266,434

Total expenses	9,854,531	14,650,303	35,463,525	23,997,046

Net investment income (loss)	(9,840,947)	(14,624,841)	(35,433,606)	(23,921,560)

Trading Results:
Net realized gains (losses) allocated from Funds	(85,482,969)	64,955,509	16,188,855	90,157,435
Net change in unrealized gains (losses) allocated from Funds	(36,259,499)	(4,458,299)	(53,471,389)	(35,106,708)

Total trading results	(121,742,468)	60,497,210	(37,282,534)	55,050,727

Net income (loss)	$(131,583,415)	$45,872,369	$(72,716,140)	$31,129,167

Net income (loss) allocation by class:
Class A	$(129,867,925)	$45,124,677	$(71,812,582)	$30,546,359

Class Z	$(1,715,490)	$747,692	$(903,558)	$582,808

Net asset value per Redeemable Unit:
Class A (362,551.8998 and 373,059.8748 Redeemable Units outstanding at June 30, 2015 and 2014, respectively)	$2,880.27	$2,733.32	$2,880.27	$2,733.32

Class Z (13,069.6645 and 16,313.0415 Redeemable Units outstanding at June 30, 2015 and 2014, respectively)	$1,080.58	$1,012.86	$1,080.58	$1,012.86

Net income (loss) per Redeemable Unit:*
Class A	$(357.57)	$115.53	$(196.51)	$81.09

Class Z	$(130.85)	$45.71	$(67.65)	$35.51

Weighted average Redeemable Units outstanding:
Class A	363,298.9891	387,201.3001	362,463.1355	399,550.4283

Class Z	13,106.9195	16,346.0908	13,017.0667	16,376.2092

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Net income (loss)	(71,812,582)	—	(903,558)	—	(72,716,140)	—
Subscriptions - Limited Partners	84,887,102	27,083.0020	515,805	432.8080	85,402,907	27,515.8100
Redemptions - Limited Partners	(65,551,790)	(20,983.5610)	(204,253)	(178.4220)	(65,756,043)	(21,161.9830)

Partners’ Capital June 30, 2015	$1,044,248,081	362,551.8998	$14,122,833	13,069.6645	$1,058,370,914	375,621.5643

Partners’ Capital December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Net income (loss)	30,546,359	—	582,808	—	31,129,167	—
Subscriptions - Limited Partners	36,650,048	13,880.8910	121,200	126.9820	36,771,248	14,007.8730
Redemptions - Limited Partners	(147,562,329)	(55,588.3690)	(177,591)	(181.0830)	(147,739,920)	(55,769.4520)

Partners’ Capital June 30, 2014	$1,019,692,170	373,059.8748	$16,522,779	16,313.0415	$1,036,214,949	389,372.9163

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.    Organization:

Orion Futures Fund L.P. (the “Partnership”), is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills.

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

As of June 30, 2015, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”) and Willowbridge Associates Inc. (“Willowbridge”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective November 30, 2014, AAA Capital Management Advisors, Ltd. (“AAA”) ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among the other Advisors. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

As of June 30, 2015, the Partnership’s/Funds’ (defined below) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and the Funds. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

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

Under the prior futures brokerage account agreement (the “Prior Customer Agreement”), the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions, with respect to Class A Redeemable Units and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions, with respect to Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Funds. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Funds. During the term of the Prior Customer Agreement, all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. were deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. also agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds also did not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership has terminated the Prior Customer Agreement.

The General Partner fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses as expenses allocated from Funds were previously reported separately as clearing fees allocated from Funds and as part of other expenses. In addition, management fees and incentive fees allocated from Transtrend Master are combined with expenses allocated from Funds which were previously combined with management fees and incentive fees on the Statements of Income and Expenses.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

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

Partnership’s Investments: The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Funds.

Funds’ Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost which approximates fair value.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for each limited partner Class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$(330.73)	$(123.83)	$152.83	$56.50	$(99.59)	$(37.53)	$140.74	$52.07
Net investment loss[2]	(26.84)	(7.02)	(37.30)	(10.79)	(96.92)	(30.12)	(59.65)	(16.56)

Increase (decrease) for the period	(357.57)	(130.85)	115.53	45.71	(196.51)	(67.65)	81.09	35.51
Net asset value per unit, beginning of period	3,237.84	1,211.43	2,617.79	967.15	3,076.78	1,148.23	2,652.23	977.35

Net asset value per unit, end of period	$2,880.27	$1,080.58	$2,733.32	$1,012.86	$2,880.27	$1,080.58	$2,733.32	$1,012.86

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Net Assets:[1]
Net investment loss[2]	(3.6)%	(2.5)%	(4.2)%	(2.9)%	(5.0)%	(4.0)%	(4.1)%	(2.9)%

Operating expense	3.6%	2.5%	3.7%	2.4%	3.6%	2.6%	3.6%	2.4%
Incentive fees	—%	—%	0.5%	0.5%	1.4%	1.4%	0.5%	0.5%

Total expenses	3.6%	2.5%	4.2%	2.9%	5.0%	4.0%	4.1%	2.9%

Total return:
Total return before incentive fees	(11.0)%	(10.8)%	4.9%	5.2%	(5.0)%	(4.5)%	3.6%	4.1%
Incentive fees	—%	—%	(0.5)%	(0.5)%	(1.4)%	(1.4)%	(0.5)%	(0.5)%

Total return after incentive fees	(11.0)%	(10.8)%	4.4%	4.7%	(6.4)%	(5.9)%	3.1%	3.6%

[1]	Annualized (except for incentive fees).
[2]	Interest income less total expenses.

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

June 30, 2015

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

The Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swaps and certain options contracts, for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting periods. During the six months ended June 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2015.

The Funds’ trading of U.S. Treasury bills, futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Management fees, the General Partner fees and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. The clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. All other fees are charged at the Partnership level.

At June 30, 2015, the Partnership owned approximately 62.6% of Winton Master, 97.4% of Transtrend Master, and 82.9% of Willowbridge Master. At December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds are shown in the following tables.

	June 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Winton Master	$628,952,587	$2,137,695	$626,814,892
Transtrend Master	370,084,182	417,712	369,666,470
Willowbridge Master	388,787,448	3,898,584	384,888,864

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Winton Master	$703,147,623	$5,345,811	$697,801,812
Transtrend Master	466,880,771	7,664,876	459,215,895
Willowbridge Master	332,179,217	16,638,854	315,540,363

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
Winton Master	$(234,782)	$(63,902,539)	$(64,137,321)
Transtrend Master	(1,710,837)	(63,033,724)	(64,744,561)
Willowbridge Master	(213,266)	(24,855,443)	(25,068,709)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
Winton Master	$(451,479)	$(658,745)	$(1,110,224)
Transtrend Master	(10,293,850)	(27,413,537)	(37,707,387)
Willowbridge Master	(490,804)	(13,622,175)	(14,112,979)

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(242,208)	$(4,155,963)	$(4,398,171)
Winton Master	(202,990)	47,088,566	46,885,576
Transtrend Master	(1,975,544)	31,366,269	29,390,725

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net income (loss)
AAA Master	$(450,340)	$(5,256,312)	$(5,706,652)
Winton Master	(403,378)	45,683,069	45,279,691
Transtrend Master	(3,949,405)	27,119,914	23,170,509

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro rata share of the results of operations of, the Funds are as shown in the following tables.

	June 30, 2015		For the three months ended June 30, 2015				Net Income (Loss)	Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees
Funds				Clearing Fees	Other
Winton Master	37.08%	$392,441,867	$(40,127,273)	$137,830	$16,996	$—	$(40,282,099)	Commodity Portfolio	Monthly
Transtrend Master	34.03%	360,140,513	(61,438,364)	386,039	—	1,272,576	(63,096,979)	Commodity Portfolio	Monthly
Willowbridge Master	30.15%	319,172,202	(20,163,247)	161,249	18,717	—	(20,343,213)	Commodity Portfolio	Monthly

Total		$1,071,754,582	$(121,728,884)	$685,118	$35,713	$1,272,576	$(123,722,291)

	June 30, 2015		For the six months ended June 30, 2015				Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees
Funds				Clearing Fees	Other
Winton Master	37.08%	$392,441,867	$1,008,087	$262,945	$41,816	$—	$—	$703,326	Commodity Portfolio	Monthly
Transtrend Master	34.03%	360,140,513	(26,827,035)	805,566	—	2,614,762	6,569,923	(36,817,286)	Commodity Portfolio	Monthly
Willowbridge Master	30.15%	319,172,202	(11,433,667)	358,353	44,359	—	—	(11,836,379)	Commodity Portfolio	Monthly

Total		$1,071,754,582	$(37,252,615)	$1,426,864	$86,175	$2,614,762	$6,569,923	$(47,950,339)

	December 31, 2014		For the three months ended June 30, 2014				Net Income (Loss)	Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees
Funds				Clearing Fees	Other
AAA Master	0.00%	$—	$(2,176,562)	$66,843	$58,325	$—	$(2,301,730)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	32,422,465	137,384	19,133	—	32,265,948	Commodity Portfolio	Monthly
Transtrend Master	39.88%	443,311,916	30,276,769	520,866	—	1,342,190	28,413,713	Commodity Portfolio	Monthly
Willowbridge Master	21.69%	241,070,897	—	—	—	—	—	Commodity Portfolio	Monthly

Total		$1,153,708,886	$60,522,672	$725,093	$77,458	$1,342,190	$58,377,931

	December 31, 2014		For the six months ended June 30, 2014				Net Income (Loss)	Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees
Funds				Clearing Fees	Other
AAA Master	0.00%	$—	$(2,715,084)	$126,017	$110,798	$—	$(2,951,899)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	31,569,972	290,839	34,893	—	31,244,240	Commodity Portfolio	Monthly
Transtrend Master	39.88%	443,311,916	26,271,325	984,997	—	2,747,606	22,538,722	Commodity Portfolio	Monthly
Willowbridge Master	21.69%	241,070,897	—	—	—	—	—	Commodity Portfolio	Monthly

Total		$1,153,708,886	$55,126,213	$1,401,853	$145,691	$2,747,606	$50,831,063

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, U.S. Treasury bills and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.0% to 30.8% of the Fund’s contracts are traded OTC.

The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

        The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Orion Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

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

8.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined, other than the event listed below, that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, and U.S. Treasury bills, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, the Partnership’s capital decreased 4.8% from $1,111,440,190 to $1,058,370,914. This decrease was attributable to redemptions of 20,983.5610 Class A Redeemable Units totaling $65,551,790 and redemptions of 178.4220 Class Z Redeemable Units totaling $204,253, coupled with a net loss of $72,716,140 which was partially offset by subscriptions of 27,083.0020 Class A Redeemable Units totaling $84,887,102 and subscriptions of 432.8080 Class Z Redeemable Units totaling $515,805. Future redemptions can impact the amount of funds available for investment in Funds in subsequent periods.

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

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per unit for Class A decreased 11.0% from $3,237.84 to $2,880.27, as compared to a increase of 4.4% in the second quarter of 2014. During the Partnership’s second quarter of 2015, the net asset value per unit for Class Z decreased 10.8% from $1,211.43 to $1,080.58, as compared to a increase of 4.7% in the second quarter of 2014. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $121,742,468. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, currencies, energy, U.S. and non–U.S. interest rates, livestock, metals and grains. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $60,497,210. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, indices and commodities and were partially offset by losses in grains, metals and softs.

The most significant losses were incurred throughout the majority of the quarter primarily from long positions in European fixed income futures as prices retreated amid growing investor concern over Greece’s debt crisis. Additional losses in this sector were experienced during April and May from long positions in U.S. Treasury futures as prices moved lower over increased uncertainty of the timing of potential interest rate increases by the Federal Reserve after the release of weaker-than-expected economic data. Within the currency sector, losses were recorded during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Additional losses were incurred within the currency sector during June from short positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened as the U.S. Federal Reserve provided little insight on when or how quickly it plans to raise interest rates. Within the energy markets, losses were experienced during April from short positions in crude oil and its related products as prices moved higher amid growing expectations that a decline in U.S oil rigs would curb production, while turmoil in Yemen threatened supplies from the Middle East. Additional losses were incurred from short positions in natural gas futures during June. Within the agricultural markets, losses were recorded primarily during June from short positions in corn and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Losses in the agricultural sector were also experienced during April from short positions in sugar futures as prices climbed higher as wet weather slowed the cane harvest in Brazil. Within the global stock index sector, losses were recorded, primarily during June, from long positions in European, U.S., and Asian equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. Smaller losses were incurred within the metals markets from short positions in silver futures as prices advanced during the first half of May as investors sought the precious metal as a store of value amid speculation the U.S. Federal Reserve Bank could potentially delay increasing interest rates.

During the Partnership’s six months ended June 30, 2015, the net asset value per unit for Class A decreased 6.4% from $3,076.78 to $2,880.27, as compared to an increase of 3.1% during the six months ended June 30, 2014. During the Partnership’s six months ended June 30, 2015, the net asset value per unit for Class Z decreased 5.9% from $1,148.23 to $1,080.58, as compared to an increase of 3.6% during the six months ended June 30, 2014. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2015 of $37,282,534. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, metals and grains and were partially offset by gains in non–U.S. interest rates, indices and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2014 of $55,050,727. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, commodities, grains, non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, U.S. interest rates, metals and softs.

The most significant losses were incurred during April from short positions in crude oil and its related products as prices moved higher amid growing expectations that a decline in U.S oil rigs would curb production, while turmoil in Yemen threatened supplies from the Middle East. Additional losses in this sector were experienced during February from short positions in crude oil and its related products as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Within the agricultural markets, losses were recorded during June from short positions in corn and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Losses in the agricultural sector were also experienced during April from short positions in sugar futures as prices climbed higher as wet weather slowed the cane harvest in Brazil. Within the currency markets, losses were experienced during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Additional currency losses were incurred within the currency sector during June from short positions in the Japanese yen versus the U.S. dollar. Within the metals sector, losses were incurred from short positions in silver futures as prices advanced during the first half of May as investors sought the precious metal as a store of value amid speculation the U.S. Federal Reserve Bank could potentially delay increasing interest rates. Additional losses were recorded during January from short positions in gold and silver futures as prices advanced. Within the global interest rate markets, losses were incurred primarily during February, April, and May from long positions in European and U.S. fixed income futures as prices declined. The Partnership’s losses for the first six months of the year were partially offset by gains achieved within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as positive global macro-economic signals spurred investor sentiment, pushing prices higher. Additional gains were recorded during April from long positions in Asian equity index futures as prices rallied as weak economic data stoked expectations that China would introduce further stimulus measures to support growth.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and the Funds. Interest income earned by the Partnership for the three and six months ended June 30, 2015 decreased by $11,878 and $45,567, respectively, as compared to the corresponding periods in 2014. The decrease in interest income was primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $709,139 and $973,297, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014 is primarily due to the monthly ongoing selling agent fee rates being reduced from (i) $18.00 each for round turn futures transactions and up to an equivalent amount for swaps to $15.00 each for round turn futures transactions and up to an equivalent amount for swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated for Class Z Redeemable Units effective October 1, 2014.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2015 increased by $252,308 and $572,217, respectively, as compared to the corresponding periods in 2014. The increase in management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2015 increased by $732,164 and $1,587,249, respectively, as compared to the corresponding periods in 2014. The increase in the General Partner fees is due to higher average adjusted net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as an increase in the General Partner fees annual rate from 0.50% to 0.75% effective October 1, 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees of $0 and $15,369,288, respectively. Trading performance for the three and six months ended June 30, 2014 resulted in incentive fees of $5,057,883.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of June 30, 2015 and March 31, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2015	June 30, 2015	March 31, 2015	March 31, 2015
Winton Capital Management Limited	$391,167,664	37%	$435,726,103	37%
Transtrend B.V.	$358,502,101	34%	$424,056,151	36%
Willowbridge Associates Inc.	$308,701,149	29%	$309,692,146	27%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the Partnership’s total capitalization was $1,058,370,914.

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$44,837,511	4.24%
Currencies	62,260,495	5.88%
Interest Rates	14,787,302	1.40%
Equities	27,494,146	2.60%

Total	$149,379,454	14.12%

As of December 31, 2014, the Partnership’s total capitalization was $1,111,440,190.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$29,460,364	2.65%
Currencies	42,566,978	3.83%
Interest Rates	37,981,266	3.42%
Equities	27,504,218	2.47%

Total	$137,512,826	12.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average value at any point during the three months ended June 30, 2015 and for the twelve months ended December 31, 2014. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2015, Winton Master’s total capitalization was $626,814,892. The Partnership owned approximately 62.6% of Winton Master. As of June 30, 2015, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2015

			Three months ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$31,426,502	5.01%	$36,052,391	$27,674,386	$32,765,710
Energy	5,314,039	0.85%	8,762,516	4,409,409	5,628,543
Grains	2,159,296	0.35%	3,124,881	1,013,854	2,258,954
Indices	20,921,028	3.34%	38,149,455	20,921,028	31,613,870
Interest Rates U.S.	6,799,417	1.09%	12,570,085	6,534,566	9,903,068
Interest Rates Non-U.S.	4,406,693	0.70%	13,178,911	4,180,208	8,208,004
Livestock	573,128	0.09%	604,065	490,545	562,953
Metals	9,095,716	1.45%	9,095,716	6,709,701	8,004,563
Softs	2,012,607	0.32%	2,208,250	1,747,344	1,947,309

Total	$82,708,426	13.20%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Transtrend Master’s total capitalization was $369,666,470. The Partnership owned approximately 97.4% of Transtrend Master. As of June 30, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2015

			Three months ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$31,004,805	8.39%	$31,166,538	$14,729,129	$22,297,685
Currencies	23,769,760	6.43%	31,933,685	20,887,396	26,943,869
Interest Rates	7,043,073	1.91%	15,466,885	5,903,989	10,076,684
Equities	12,324,679	3.33%	23,491,493	12,324,679	19,637,827

Total	$74,142,317	20.06%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Willowbridge Master’s total capitalization was $384,888,864. The Partnership owned approximately 82.9% of Willowbridge Master. As of June 30, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2015

			Three months ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,444,823	6.09%	$31,458,013	$1,003,736	$25,433,749
Energy	3,194,131	0.83%	5,132,785	667,917	1,776,770
Indices	2,887,027	0.75%	6,122,461	660,536	2,507,664
Interest Rates U.S.	1,100,512	0.29%	10,847,156	367,325	2,291,147

Total	$30,626,493	7.96%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2015, there were subscriptions of 14,564.2560 Class A Redeemable Units totaling $45,315,680, and subscriptions of 190.3370 Class Z Redeemable Units totaling $226,673. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, options, forwards and exchange-cleared swap contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	3,078.4300	$3,084.32	—	$1,154.84	N/A	N/A
May 1, 2015 – May 31, 2015	1,988.3370	$3,024.42	—	$1,133.30	N/A	N/A
June 1, 2015 – June 30, 2015	3,290.5640	$2,880.27	70.5930	$1,080.58	N/A	N/A
	8,357.3310	$2,989.73	70.5930	$1,080.58

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

Item	3. Defaults Upon Senior Securities — None.

Item	4. Mine Safety Disclosures — Not Applicable.

Item	5. Other Information — None.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10-12G filed on May 1, 2003 and incorporated herein by reference).

	(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10-12G filed on May 1, 2003 and incorporated herein by reference).

	(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(i)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(j)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the quarterly report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC, SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	Second Amendment to the Management Agreement among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

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

10.7		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.8		Form of Third-Party Subscription Agreement (filed as Exhibit 10.7 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10		Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: August 12, 2015