Form 10-Q
period 2015-09-30
ORION FUTURES FUND LP
filed 2015-11-12
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes    No X

As of October 31, 2015, 362,529.8938 Limited Partnership Class A Redeemable Units were outstanding and 2,563.1592 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Investment in Funds (1), at fair value	$1,140,598,815	$1,153,708,886
Cash	261,113	346,282

Total assets	$1,140,859,928	$1,154,055,168

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$2,162,627	$2,577,191
Management fees	938,219	886,677
General Partner fees	711,535	719,578
Incentive fees	—	19,251,105
Other	240,865	153,198
Redemptions payable to Limited Partners	8,174,136	19,027,229

Total liabilities	12,227,382	42,614,978

Partners’ Capital:
General Partner, Class Z, (10,602.7003 Redeemable Units outstanding at September 30, 2015 and December 31, 2014)	12,151,978	12,174,299
Limited Partners, Class A (365,424.2098 and 356,452.4588 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively)	1,113,612,909	1,096,725,351
Limited Partners, Class Z, (2,502.0552 and 2,212.5782 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively)	2,867,659	2,540,540

Total partners’ capital	1,128,632,546	1,111,440,190

Total liabilities and partners’ capital	$1,140,859,928	$1,154,055,168

Class A, net asset value per unit	$3,047.45	$3,076.78

Class Z, net asset value per unit	$1,146.12	$1,148.23

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

September 30, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$407,554,026	36.11%
Morgan Stanley Smith Barney TT II, LLC	389,007,359	34.47
CMF Willowbridge Master Fund L.P.	344,037,430	30.48

Total investment in Funds, at fair value	$1,140,598,815	101.06%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest income allocated from Funds	$45,234	$19,518	$75,153	$95,004

Expenses:
Ongoing selling agent fees	2,732,888	4,326,719	8,649,131	11,216,259
Expenses allocated from Funds	1,895,832	8,175,836	12,593,556	12,470,986
Management fees	2,783,750	2,302,791	8,276,435	7,090,415
General Partner fees	2,109,462	1,295,047	6,397,126	3,995,462
Incentive fees	—	1,221,827	8,799,365	6,279,710
Other	742,483	124,216	1,012,327	390,650

Total expenses	10,264,415	17,446,436	45,727,940	41,443,482

Net investment income (loss)	(10,219,181)	(17,426,918)	(45,652,787)	(41,348,478)

Trading Results:
Net realized gains (losses) on investments allocated from Funds	34,170,041	33,562,348	50,358,896	123,719,783
Net change in unrealized gains (losses) on investments allocated from Funds	38,483,685	9,288,621	(14,987,704)	(25,818,087)

Total trading results	72,653,726	42,850,969	35,371,192	97,901,696

Net income (loss)	$62,434,545	$25,424,051	$(10,281,595)	$56,553,218

Net income (loss) allocation by class:
Class A	$61,575,433	$24,967,776	$(10,237,149)	$55,514,135

Class Z	$859,112	$456,275	$(44,446)	$1,039,083

Net asset value per Redeemable Unit:
Class A (365,424.2098 and 361,615.0888 units outstanding at September 30, 2015 and 2014, respectively)	$3,047.45	$2,801.90	$3,047.45	$2,801.90

Class Z (13,104.7555 and 12,815.2785 units outstanding at September 30, 2015 and 2014, respectively)	$1,146.12	$1,042.19	$1,146.12	$1,042.19

Net income (loss) per Redeemable Unit:*
Class A	$167.18	$68.58	$(29.33)	$149.67

Class Z	$65.54	$29.33	$(2.11)	$64.84

Weighted average Redeemable Units outstanding:
Class A	367,696.5031	370,534.0905	364,207.5914	389,878.3157

Class Z	13,112.2088	15,826.1865	13,048.7807	16,192.8683

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Net income (loss)	(10,237,149)	—	(44,446)	—	(10,281,595)	—
Subscriptions - Limited Partners	116,798,837	37,923.3910	580,805	492.7030	117,379,642	38,416.0940
Redemptions - Limited Partners	(89,674,130)	(28,951.6400)	(231,561)	(203.2260)	(89,905,691)	(29,154.8660)

Partners’ Capital, September 30, 2015	$1,113,612,909	365,424.2098	$15,019,637	13,104.7555	$1,128,632,546	378,528.9653

Partners’ Capital, December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Net income (loss)	55,514,135	—	1,039,083	—	56,553,218	—
Subscriptions - Limited Partners	52,507,115	19,692.4240	121,200	126.9820	52,628,315	19,819.4060
Redemptions - General Partner	—	—	(3,514,911)	(3,393.9220)	(3,514,911)	(3,393.9220)
Redemptions - Limited Partners	(194,871,585)	(72,844.6880)	(285,813)	(284.9240)	(195,157,398)	(73,129.6120)

Partners’ Capital, September 30, 2014	$1,013,207,757	361,615.0888	$13,355,921	12,815.2785	$1,026,563,678	374,430.3673

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1.    Organization:

Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, through its investments in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills.

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

As of September 30, 2015, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”) and Willowbridge Associates Inc. (“Willowbridge”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective November 30, 2014, AAA Capital Management Advisors, Ltd. (“AAA”) ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among the other Advisors. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

As of September 30, 2015, the Partnership’s/Funds’ (defined below) commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant.

CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its liquidation, AAA Master LLC (“AAA Master”) entered into a futures brokerage agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and AAA Master are collectively referred to as the “Funds.” The Partnership, through its investments in the Funds, pays MS&Co. trading fees for clearing, and where applicable, execution of transactions.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Effective that same date, the Partnership entered into a new selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units in the Partnership.

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

The General Partner fees (formerly, the administrative fees), management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and the changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table.

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

Funds’ Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standard Update (“ASU”) 2013-08 “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for each limited partner Class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$194.71	$73.09	$115.17	$42.77	$95.12	$35.56	$255.91	$94.84
Net investment loss[2]	(27.53)	(7.55)	(46.59)	(13.44)	(124.45)	(37.67)	(106.24)	(30.00)

Increase (decrease) for the period	167.18	65.54	68.58	29.33	(29.33)	(2.11)	149.67	64.84
Net asset value per unit, beginning of period	2,880.27	1,080.58	2,733.32	1,012.86	3,076.78	1,148.23	2,652.23	977.35

Net asset value per unit, end of period	$3,047.45	$1,146.12	$2,801.90	$1,042.19	$3,047.45	$1,146.12	$2,801.90	$1,042.19

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Net Assets:[1]
Net investment loss[2]	(3.7)%	(2.7)%	(4.7)%	(3.7)%	(5.0)%	(4.0)%	(4.9)%	(4.3)%

Operating expense	3.7%	2.7%	4.0%	2.9%	3.6%	2.7%	3.7%	2.9%
Incentive fees	—%	—%	0.7%	0.8%	1.4%	1.4%	1.2%	1.4%

Total expenses	3.7%	2.7%	4.7%	3.7%	5.0%	4.1%	4.9%	4.3%

Total return:
Total return before incentive fees	5.8%	6.1%	3.2%	3.7%	0.4%	1.2%	6.8%	8.0%
Incentive fees	—%	—%	(0.7)%	(0.8)%	(1.4)%	(1.4)%	(1.2)%	(1.4)%

Total return after incentive fees	5.8%	6.1%	2.5%	2.9%	(1.0)%	(0.2)%	5.6%	6.6%

[1]	Annualized (except for incentive fees).
[2]	Interest income less total expenses.

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

September 30, 2015

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

All trading, exchange, clearing, give-up from brokerage and National Futures Association fees (collectively, the “clearing fees”) paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

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

The Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swaps and certain options contracts, for which market quotations are not readily available, are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting periods. During the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2015.

The Funds’ trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

Management fees, the General Partner fees and incentive fees are charged at the Partnership level, except for fees payable to Transtrend which are charged at the Transtrend Master level. The clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. All other fees are charged at the Partnership level.

At September 30, 2015, the Partnership owned approximately 62.9% of Winton Master, 96.3% of Transtrend Master, and 81.8% of Willowbridge Master. At December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds are shown in the following tables.

	September 30, 2015
	Total Assets	Total Liabilities	Total Capital
Winton Master	$654,579,557	$6,297,631	$648,281,926
Transtrend Master	404,291,006	399,961	403,891,045
Willowbridge Master	425,873,553	5,034,529	420,839,024

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton Master	$703,147,623	$5,345,811	$697,801,812
Transtrend Master	466,880,771	7,664,876	459,215,895
Willowbridge Master	332,179,217	16,638,854	315,540,363

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds are shown in the following tables.

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(211,840)	$24,499,530	$24,287,690
Transtrend Master	(1,655,018)	34,483,182	32,828,164
Willowbridge Master	(145,834)	28,756,543	28,610,709

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(663,319)	$23,840,785	$23,177,466
Transtrend Master	(11,948,868)	7,069,645	(4,879,223)
Willowbridge Master	(636,638)	15,134,368	14,497,730

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(487,960)	$(7,372,341)	$(7,860,301)
Winton Master	(219,958)	11,255,160	11,035,202
Transtrend Master	(7,955,935)	38,585,921	30,629,986
Willowbridge Master	(166,398)	3,692,929	3,526,531

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AAA Master	$(938,300)	$(12,628,653)	$(13,566,953)
Winton Master	(623,336)	56,938,229	56,314,893
Transtrend Master	(11,905,340)	65,705,835	53,800,495
Willowbridge Master	(379,676)	2,654,368	2,274,692

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro rata share of the results of operations of, the Funds are as shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Other
Winton Master	36.11%	$407,554,026	$15,670,438	$132,803	$14,997	$—	$—	$15,522,638	Commodity Portfolio	Monthly
Transtrend Master	34.47%	389,007,359	33,340,926	438,871	—	1,166,738	—	31,735,317	Commodity Portfolio	Monthly
Willowbridge Master	30.48%	344,037,430	23,687,596	123,683	18,740	—	—	23,545,173	Commodity Portfolio	Monthly

Total		$1,140,598,815	$72,698,960	$695,357	$33,737	$1,166,738	$—	$70,803,128

	September 30, 2015		For the nine months ended September 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Other
Winton Master	36.11%	$407,554,026	$16,678,525	$395,748	$56,813	$—	$—	$16,225,964	Commodity Portfolio	Monthly
Transtrend Master	34.47%	389,007,359	6,513,891	1,244,437	—	3,781,500	6,569,923	(5,081,969)	Commodity Portfolio	Monthly
Willowbridge Master	30.48%	344,037,430	12,253,929	482,036	63,099	—	—	11,708,794	Commodity Portfolio	Monthly

Total		$1,140,598,815	$35,446,345	$2,122,221	$119,912	$3,781,500	$6,569,923	$22,852,789

	December 31, 2014		For the three months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Other
AAA Master	0.00%	$—	$(3,618,897)	$222,965	$23,037	$—	$—	$(3,864,899)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	7,651,557	143,434	19,176	—	—	7,488,947	Commodity Portfolio	Monthly
Transtrend Master	39.88%	443,311,916	37,280,850	521,365	—	1,292,989	5,924,083	29,542,413	Commodity Portfolio	Monthly
Willowbridge Master	21.69%	241,070,897	1,556,977	23,890	4,897	—	—	1,528,190	Commodity Portfolio	Monthly

Total		$1,153,708,886	$42,870,487	$911,654	$47,110	$1,292,989	$5,924,083	$34,694,651

	December 31, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Other
AAA Master	0.00%	$—	$(6,333,981)	$348,982	$133,835	$—	$—	$(6,816,798)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	39,221,529	434,273	54,069	—	—	38,733,187	Commodity Portfolio	Monthly
Transtrend Master	39.88%	443,311,916	63,552,175	1,506,362	—	4,040,595	5,924,083	52,081,135	Commodity Portfolio	Monthly
Willowbridge Master	21.69%	241,070,897	1,556,977	23,890	4,897	—	—	1,528,190	Commodity Portfolio	Monthly

Total		$1,153,708,886	$97,996,700	$2,313,507	$192,801	$4,040,595	$5,924,083	$85,525,714

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, U.S. Treasury bills and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 24.5% to 41.8% of the Fund’s contracts are traded OTC.

The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date, or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in Funds’ the Statements of Income and Expenses.

The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and

Orion Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on options contracts are included in the Funds’ Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

8.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined, other than the events listed below, that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Effective October 1, 2015, a portion of the Partnership’s assets were allocated to Systematic Investments Limited and traded pursuant to the BlueTrend Program beginning on October 14, 2015.

Effective November 1, 2015, the monthly management fee paid to Transtrend was reduced to 1/12 of 1.00% (1.00 per year).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, and U.S. Treasury bills, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Partnership’s capital increased 1.5% from $1,111,440,190 to $1,128,632,546. This increase was attributable to subscriptions of 37,923.3910 Class A Redeemable Units totaling $116,798,837 and subscriptions of 492.7030 Class Z Redeemable Units totaling $580,805, which was partially offset by a net loss of $10,281,595 and redemptions of 28,951.6400 Class A Redeemable Units totaling $89,674,130 and redemptions of 203.2260 Class Z Redeemable Units totaling $231,561. Future redemptions can impact the amount of funds available for investment in Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per unit for Class A increased 5.8% from $2,880.27 to $3,047.45, as compared to an increase of 2.5% in the third quarter of 2014. During the Partnership’s third quarter of 2015, the net asset value per unit for Class Z increased 6.1% from $1,080.58 to $1,146.12, as compared to an increase of 2.9% in the third quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $72,653,726. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains and indices. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $42,850,969. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and softs and were partially offset by losses in U.S. interest rates, livestock and indices.

The most significant gains were achieved within the energy markets during July, August, and September from short positions in crude oil and its related products as prices fell as increased oil production in the U.S. and Middle East added to a growing global supply glut. Within the global interest rate sector, gains were recorded primarily during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Reserve Bank’s FOMC decided to leave interest rates unchanged following its September meeting. Within the metals markets, gains were experienced during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains within the metals sector were recorded during July from short positions in copper futures as prices moved lower amid investor concern of slowing demand from China. Gains within the agricultural sector were recorded during July from short positions in sugar futures as prices fell as beneficial growing conditions in Brazil increased cane harvests. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the global stock index markets primarily during August from long positions in U.S., and European equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Within the currency sector, losses were recorded during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Additional losses in this sector during August were recorded from long positions in the Chinese renminbi.

During the Partnership’s nine months ended September 30, 2015, the net asset value per unit for Class A decreased 1.0% from $3,076.78 to $3,047.45, as compared to an increase of 5.6% during the nine months ended September 30, 2014. During the Partnership’s nine months ended September 30, 2015, the net asset value per unit for Class Z decreased 0.2% from $1,148.23 to $1,146.12, as compared to an increase of 6.6% during the nine months ended September 30, 2014. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2015 of $35,371,192. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains and indices. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2014 of $97,901,696. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, U.S. interest rates, metals and indices.

The most significant losses were incurred within the global stock index markets during August from long positions in U.S., European, and Asian equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Losses within this sector were also recorded during June from long positions in European, U.S., and Asian equity index futures as prices plunged as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Within the currency markets, losses were experienced during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Additional currency losses were incurred during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar slid as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Within the agricultural complex, losses were experienced during June from short positions in corn and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. The Partnership’s losses for the first nine months of the year were offset by gains achieved within the energy markets primarily during July and September from short positions in crude oil and its related products as prices fell as increased oil production in the U.S. and Middle East added to a growing global supply glut. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies would spur the European Central Bank to increase its quantitative easing measures. Additional gains during January were experienced from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Within the metals markets, gains were achieved during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of the AAA Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and the Funds. Interest income earned by the Partnership for the three and nine months ended September 30, 2015 increased by $25,716 and decreased by $19,851, respectively, as compared to the corresponding periods in 2014. The increase in interest income was primarily due to the additional interest income earned on U.S. Treasury bills during the three months ended September 30, 2015 as compared to the corresponding period in 2014, while the decrease in interest income was primarily due to lower U.S. Treasury bill rates during the nine months ended September 30, 2015 as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $1,593,831 and $2,567,128, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014 is primarily due to the monthly ongoing selling agent fee rates being reduced from (i) $18.00 each for round turn futures transactions and up to an equivalent amount for swaps to $15.00 each for round turn futures transactions and up to an equivalent amount for swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated for Class Z Redeemable Units effective October 1, 2014.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2015 increased by $354,708 and $926,925, respectively, as compared to the corresponding periods in 2014. The increase in management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2015 increased by $814,415 and $2,401,664, respectively, as compared to the corresponding periods in 2014. The increase in the General Partner fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as an increase in the General Partner fees annual rate from 0.50% to 0.75% effective October 1, 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees of $0 and $15,369,288, respectively. Trading performance for the three and nine months ended September 30, 2014 resulted in incentive fees of $7,145,910 and $12,203,793, respectively.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among trading advisors and may allocate assets to additional advisors at any time.

As of September 30, 2015 and June 30, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2015	September 30, 2015	June 30, 2015	June 30, 2015
Winton Capital Management Limited	$398,031,395	35%	$391,167,664	37%
Transtrend B.V.	$387,638,482	34%	$358,502,101	34%
Willowbridge Associates Inc.	$342,962,669	31%	$308,701,149	29%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-

trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the Partnership’s total capitalization was $1,128,632,546.

September 30, 2015

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$47,230,940	4.18%
Currencies	85,980,475	7.62%
Interest Rates	34,201,510	3.03%
Equities	12,053,697	1.07%

Total	$179,466,622	15.90%

As of December 31, 2014, the Partnership’s total capitalization was $1,111,440,190.

December 31, 2014

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$29,460,364	2.65%
Currencies	42,566,978	3.83%
Interest Rates	37,981,266	3.42%
Equities	27,504,218	2.47%

Total	$137,512,826	12.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average value at any point during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open positions trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2015, Winton Master’s total capitalization was $648,281,926. The Partnership owned approximately 62.9% of Winton Master. As of September 30, 2015, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2015

			Three months ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$34,554,187	5.33%	$48,614,615	$30,375,198	$38,811,756
Energy	8,989,734	1.39%	9,010,849	5,213,902	8,583,899
Grains	4,416,303	0.68%	4,548,272	1,815,481	3,248,851
Indices	7,192,893	1.11%	23,534,332	6,133,415	12,295,904
Interest Rates U.S.	11,522,225	1.78%	11,724,708	6,520,666	10,640,136
Interest Rates Non-U.S.	14,830,759	2.29%	14,830,759	4,478,636	12,939,124
Livestock	840,015	0.13%	876,645	553,245	817,465
Metals	9,548,108	1.47%	11,766,815	9,073,965	10,746,275
Softs	1,970,150	0.30%	2,023,358	1,816,112	1,944,224

Total	$93,864,374	14.48%

*	Average of month-end Values at Risk.

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

As of September 30, 2015, Transtrend Master’s total capitalization was $403,891,045. The Partnership owned approximately 96.3% of Transtrend Master. As of September 30, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2015

			Three months ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$25,984,309	6.43%	$36,678,799	$25,984,309	$32,434,051
Currencies	13,699,089	3.39%	29,664,159	13,251,842	21,296,596
Interest Rates	14,975,188	3.71%	16,420,352	7,166,546	13,315,180
Equities	4,207,677	1.04%	18,327,802	3,545,123	10,526,349

Total	$58,866,263	14.57%

*	Average of daily Values at Risk.

As of December 31, 2014, Transtrend Master’s total capitalization was $459,215,895. The Partnership owned 96.5% of Transtrend Master. As of December 31, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2014

			Twelve months ended December 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$16,951,706	3.69%	$37,483,261	$12,284,581	$22,290,073
Currencies	11,945,011	2.60%	43,738,616	11,543,442	26,678,708
Interest Rates	22,829,716	4.97%	23,486,703	5,437,975	15,347,791
Equities	14,275,060	3.11%	24,704,696	4,443,784	16,383,350

Total	$66,001,493	14.37%

*	Annual average of daily Values at Risk.

As of September 30, 2015, Willowbridge Master’s total capitalization was $420,839,024. The Partnership owned approximately 81.8% of Willowbridge Master. As of September 30, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2015

			Three months ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$62,412,798	14.83%	$63,123,816	$22,020,457	$47,022,246
Energy	7,337,774	1.75%	8,966,578	2,001,737	5,373,423
Indices	4,251,069	1.01%	5,262,987	344,080	1,417,023
Interest Rates U.S.	3,407,089	0.81%	6,150,738	589,871	2,302,515
Interest Rates Non-U.S.	510,242	0.12%	528,790	510,242	170,081

Total	$77,918,972	18.52%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as updated under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2015, there were subscriptions of 10,840.3890 Class A Redeemable Units totaling $31,911,735, and subscriptions of 59.8950 Class Z Redeemable Units totaling $65,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid Per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	3,359.9100	$3,067.30	—	$1,151.74	N/A	N/A
August 1, 2015 – August 31, 2015	1,925.8820	$2,929.75	24.8040	$1,100.97	N/A	N/A
September 1, 2015 – September 30, 2015	2,682.2870	$3,047.45	—	$1,146.12	N/A	N/A
	7,968.0790	$3,027.37	24.8040	$1,100.97

* Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

** Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities — None.

Item 4.    Mine Safety Disclosures — Not Applicable.

Item 5.    Other Information — None.

Item 6.    Exhibits

3.1		Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10-12G filed on May 1, 2003 and incorporated herein by reference).

	(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10-12G filed on May 1, 2003 and incorporated herein by reference).

	(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(i)	7th Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(j)	8th Certificate of Amendment to the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the quarterly report on Form 10-Q filed August 14, 2013 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management LLC, SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	Second Amendment to the Management Agreement among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

	(d)	Letter amending the Management Agreement by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

	(e)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.1(e) to the annual report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.2		Amended and Restated Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the current report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(a) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

	(b)	First Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

	(c)	Second Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(c) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

	(d)	Third Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(d) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

10.4		Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.5		Management Agreement among the Partnership, the General Partner and Systematic Investments Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 18, 2015 and incorporated herein by reference).

10.6	(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.7 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	(c)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the current report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.7	(a)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.4 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

	(b)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.5(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.8		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.9		Form of Third-Party Subscription Agreement (filed as Exhibit 10.7 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11		Amended & Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document!

OJ.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

IOI.LAB XBRL Taxonomy Extension Label Linkbase Document.

IOI.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

IOI.DEF XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2015