Form 10-K
period 2015-12-31
ORION FUTURES FUND LP
filed 2016-03-28
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $1,044,248,081 of Class A and $2,665,754 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2016, 354,853.7848 Limited Partnership Class A Redeemable Units were outstanding. As of February 29, 2016, 2,595.7592 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.	Business.

(a) General development of business. Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly or through its investments in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 35 under “Item 8. Financial Statements and Supplementary Data.”

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

All trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”), and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective November 30, 2014, AAA Capital Management Advisors, Ltd. (“AAA”) ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among Winton, Transtrend and Willowbridge. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly or indirectly through investments in master funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), and the Partnership have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its liquidation, AAA Master LLC (“AAA Master”) entered into a futures brokerage agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and AAA Master are collectively referred to as the “Funds.” The Partnership, directly and through its investments in the Funds, pays MS&Co. trading fees for clearing, and where applicable, execution of transactions.

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

Systematica directly trades a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

The Funds’ and the Partnership’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co. During certain periods included in this report, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, for all Funds other than Winton Master, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. All other fees are charged at the Partnership level.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master and 82.0% of Willowbridge Master. As of December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as investing directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (formerly, the administrative fee) equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

The Partnership paid AAA a monthly management fee equal to 1.5% per year of month-end net assets allocated to AAA. Prior to January 1, 2013, AAA received a monthly management fee equal to 2.0% per year. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Systematica receives a monthly management fee equal to 1.0% per year of month-end net Assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

As of November 1, 2015, Transtrend Master pays Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period October 1, 2014 to October 31, 2015, Transtrend Master paid Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from January 1, 2014 to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, the Partnership is obligated to pay each Advisor, except for Transtrend, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Effective January 1, 2016, Transtrend receives an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar half year. Prior to January 1, 2016, Transtrend received an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

Each Management Agreement may be terminated upon notice by either party.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

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

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills, money market mutual fund securities and/or other permitted investments will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Effective that same date, the Partnership entered into a new selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents, who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units in the Partnership.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015 was $1,090,699,381.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent, clearing, management, administrative and General Partner fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1. The General Partner/managing member/trading manager and the Partnership’s/Funds’ commodity broker are affiliates;

2. Each of the Advisors, the Partnership’s/Funds’ commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts;

3. An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A Redeemable Units; and.

4. The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership/Funds achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trading, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Redeemable Units as of February 29, 2016 was 10,193.

(c) Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2015, there were subscriptions of 43,748.0220 Redeemable Units of Class A totaling $134,607,790 and 637.6420 Redeemable Units of Class Z totaling $745,805. For the twelve months ended December 31, 2014, there were subscriptions of 27,883.6140 Redeemable Units of Class A totaling $76,450,084 and 126.9820 Redeemable Units of Class Z totaling $121,200. For the twelve months ended December 31, 2013, there were subscriptions of 55,059.1970 Redeemable Units of Class A totaling $144,088,051, 760.2010 Redeemable Units of Class Z totaling $725,148 and an allocation from the General Partner of 4,603.2970 Redeemable Units of Class A totaling $12,204,538 and 24.2900 Redeemable Units of Class Z totaling $23,436. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option, exchange-cleared swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

					(c) Total Number of	(d) Maximum Number
					Redeemable	(or Approximate
		Class A		Class Z	Units Purchased	Dollar Value) of
	Class A	(b) Average	Class Z	(b) Average	as Part of	Redeemable Units
	(a) Total Number of	Price Paid per	(a) Total Number of	Price Paid per	Publicly	that May Yet Be
	Redeemable	Redeemable	Redeemable	Redeemable	Announced	Purchased Under the
Period	Units Purchased*	Unit**	Units Purchased*	Unit**	Plans or Programs	Plans or Programs

October 1, 2015 - October 31, 2015	5,559.8210	$2,978.77	39.2350	$1,121.08	N/A	N/A
November 1, 2015 - November 30, 2015	4,327.9890	$3,124.42	-	$1,177.03	N/A	N/A
December 1, 2015 - December 31, 2015	3,363.0840	$3,004.84	-	$1,133.48	N/A	N/A

	13,250.8940	$3,032.96	39.2350	$1,121.08

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$30,010,980	$234,777,294	$47,905,662	$(3,991,425)	$67,083,073
Total investment income	207,603	117,686	289,693	524,680	349,941
Total expenses	(56,173,898)	(77,711,096)	(55,902,607)	(64,687,485)	(52,867,911)

Net income (loss)	$(25,955,315)	$157,183,884	$(7,707,252)	$(68,154,230)	$14,565,103

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(71.94)	$424.55	$(4.23)	$(129.48)	$31.55

Class Z	$(14.75)	$170.88	$14.03	$(35.25)	$(1.43)

Net asset value per Redeemable Unit:
Class A	$3,004.84	$3,076.78	$2,652.23	$2,656.46	$2,785.94

Class Z	$1,133.48	$1,148.23	$977.35	$963.32	$998.57

Total assets	$1,108,286,781	$1,154,055,168	$1,182,185,867	$1,392,389,048	$1,382,760,594

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to Winton, Transtrend, Willowbridge and Systematica. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner will prepare, or will assist the Administrator in preparing, the books and records and will provide, or will assist the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

The programs traded by each Advisor on behalf of the Partnership are: Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); Willowbridge — w/Praxis Futures Trading Approach; Winton — the Winton Futures Program; and Systematica — BlueTrend Program. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time. As of December 31, 2015 and September 30, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

		December 31, 2015		September 30, 2015
	December 31, 2015	(percentage of net assets)	September 30, 2015	(pecentage of net assets)
Winton Capital Management Limited	$350,917,865	32%	$398,031,395	35%
Transtrend B.V.	$348,378,225	32%	$387,638,482	34%
Willowbridge Associates, Inc.	$285,106,315	26%	$342,962,669	31%
Systematica Investments Limited	$106,296,976	10%	$-	-%

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

The Winton Futures Program follows a disciplined investment process that is based on statistical analysis of past data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of Winton’s research, Winton expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

Winton’s investment strategies are operated as an automated, computer-based system. This investment system is modified over time as Winton monitors its operation and undertakes further research. Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of Winton’s investment decisions are made strictly in accordance with the output of the system. However, Winton may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the system), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of investors. For example, if there is a market crash or if trading is suspended on a market or exchange, Winton may attempt to reduce risk by decreasing leverage or liquidating or hedging positions in certain markets.

Winton does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Partnership. Winton disclaims any liability for any direct, indirect, consequential or other losses or damages, including loss of profits incurred by limited partners or by any third party that may arise from any reliance on this document. Winton is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Partnership and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than Winton is authorized to make any statement about any of Winton’s products or services in connection with any such marketing, distribution or sales. Past performance by any other fund advised by Winton is not indicative of any future performance by the Partnership.

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

Under the Diversified Trend Program’s Standard Risk Profile, Transtrend generally commits an average of approximately 11% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however and is affected by various factors including, without limitation, account size, market conditions, traded markets or the level of margins set by brokers or exchanges. The Diversified Trend Program’s Enhanced Risk Profile generally means 1.5 times the leverage, and as such the average margin commitments of the Standard Risk Profile.

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

Systematica Investments Limited

Systematica directly trades a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program. The BlueTrend Program has maximum flexibility to invest in a wide range of derivative instruments, including currencies, futures, options and, with prior written approval of the General Partner, other swaps and derivative instruments. Derivate instruments may be exchange-traded or over-the-counter, as permitted by the Commodity Exchange Act and the rules promulgated thereunder. The BlueTrend Program may engage in short sales. The BlueTrend Program may also retain amounts in cash pending reinvestment or if this is considered appropriate to the investment objective.

The BlueTrend Program seeks to achieve its investment objective through the implementation of systematic trading model or portfolio of systematic trading models. Such model(s) trade in a number of foreign exchange and commodity instruments, and derivatives relating to those instruments, including swaps, indices, forwards, futures and option contracts.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Data.”

For the period January 1, 2015 through December 31, 2015, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Winton Master L.P.
Currencies	35.9%
Energy	7.6%
Grains	2.8%
Indices	22.2%
Interest Rates U.S.	9.6%
Interest Rates Non-U.S.	10.9%
Livestock	0.7%
Metals	8.5%
Softs	1.8%

Morgan Stanley Smith Barney TT II, LLC
Currencies	30.8%
Energy	10.5%
Grains	6.2%
Indices	18.4%
Interest Rates U.S.	5.2%
Interest Rates Non-U.S.	12.9%
Livestock	1.8%
Metals	10.1%
Softs	4.1%

CMF Willowbridge Master Fund L.P.
Currencies	68.4%
Energy	5.8%
Indicies	8.6%
Interest Rates U.S.	14.4%
Interest Rates Non-U.S.	1.2%
Metals	1.5%
Softs	0.1%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, and (ii) equity in its trading account, consisting of cash, net unrealized appreciation on futures and forwards, and cash margin and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

(vii)

The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.0% to 44.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forward, options and swaps and other derivatives trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management and General Partner fees and expenses allocated from Funds. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s/Fund’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2015, 42,202.5340 Redeemable Units of Class A were redeemed totaling $129,863,543 and 242.4610 Redeemable Units of Class Z were redeemed totaling $275,546. For the year ended December 31, 2014, 86,198.5080 Redeemable Units of Class A were redeemed totaling $234,568,708, 284.9240 Redeemable Units of Class Z were redeemed totaling $285,813 and 3,393.9220 General Partner Redeemable Units of Class Z were redeemed totaling $3,514,911. For the year ended December 31, 2013, 150,930.6370 Redeemable Units of Class A were redeemed totaling $392,575,948, 722.0910 Redeemable Units of Class Z were redeemed totaling $683,759 and 532.0000 General Partner Redeemable Units of Class Z were redeemed totaling $500,357.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2015, there were subscriptions of 43,748.0220 Redeemable Units of Class A totaling $134,607,790 and 637.6420 Redeemable Units of Class Z totaling $745,805. For the year ended December 31, 2014, there were subscriptions of 27,883.6140 Redeemable Units of Class A totaling $76,450,084 and 126.9820 Redeemable Units of Class Z totaling $121,200. For the year ended December 31, 2013, there were subscriptions of 55,059.1970 Redeemable Units of Class A totaling $144,088,051, 760.2010 Redeemable Units of Class Z totaling $725,148 and an allocation from the General Partner of 4,603.2970 Redeemable Units of Class A totaling $12,204,538 and 24.2900 Redeemable Unit of Class Z totaling $23,436.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 2.3% from $3,076.78 to $3,004.84 and for the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 1.3% from $1,148.23 to $1,133.48. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class A increased 16.0% from $2,652.23 to $3,076.78 and for the year ended December 31, 2014, the net asset value per Redeemable Unit for Class Z increased 17.5% from $977.35 to $1,148.23. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class A decreased 0.1% from $2,656.46 to $2,652.23 and for the year ended December 31, 2013, the net asset value per Redeemable Unit for Class Z increased 1.5% from $963.32 to $977.35.

The Partnership experienced a net trading gain of $30,010,980 before fees and expenses in 2015. Gains were primarily attributable to the Partnership’s/Fund’s trading in energy, non-U.S interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains, indices and U.S interest rates.

The most significant losses were incurred within the global stock index markets during August from long positions in U.S., European, and Asian equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Losses within this sector were also recorded during December from long futures positions in European, U.S., and Asian equity index futures as prices retreated on a gloomy global economic outlook driven by weakness in China. Additional losses in this sector were incurred during June. Within the currency sector, losses were recorded during December from short positions in the euro and Swiss franc versus the U.S. dollar as the relative values of these European currencies reversed higher early in the month after the scale of the European Central Bank’s stimulus measures disappointed investors. Additional losses in the currency sector were experienced during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Smaller currency losses were experienced in August. Within the agricultural complex, losses were experienced during June from short positions in corn and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Losses in the agricultural sector were also incurred during October from short positions in live cattle futures as prices rose following an increase in demand for beef exports. Within the global interest rate sector, losses were recorded during December from long positions in European fixed income futures after prices reversed sharply lower as European Central Bank (“ECB”) president Mario Draghi disappointed markets early in the month with an underwhelming ECB stimulus announcement. Additional losses during December were recorded from long positions in U.S. fixed income futures as the U.S. Federal Reserve indicated future interest rate increases were “imminent”. The Partnership’s losses for the year were offset by gains achieved within the energy markets primarily during July and September from short positions in crude oil and its related products as prices fell as increased oil production in the U.S. and Middle East added to a growing global supply glut. Gains were also recorded within the energy sector during November and December from short positions in the crude oil complex as the OPEC nations declined to cut production levels to maintain market share. Within the metals markets, gains were achieved during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains within the metals sector were achieved during July and November from short positions in copper futures as continued weakness in the Chinese economy threatened to diminish demand for industrial metals.

The Partnership experienced a net trading gain of $234,777,294 before fees and expenses in 2014. Gains were primarily attributable to the Funds trading in energy, currencies, livestock, metals, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains and indices.

The most significant gains occurring during the year ended December 31, 2014 within the global interest rate sector during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the allocable portion of Winton Master’s or Willowbridge Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and the Funds. Interest income earned by the Partnership for the three and twelve months ended December 31, 2015 increased by $109,768 and $89,917, respectively, as compared to the corresponding periods in 2014. The increase in interest income was primarily due to the additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended December 31, 2015 increased by $67,945 as compared to the corresponding period in 2014. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades during the three months ended December 31, 2015, as compared to the corresponding period in 2014. Ongoing selling agent fees for the twelve months ended December 31, 2015 decreased by $2,499,183 as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees during the twelve months ended December 31, 2015 is primarily due to both a decrease in the number of trades and the monthly ongoing selling agent fee rates being reduced from (i) $18.00 each for round turn futures transactions and up to an equivalent amount for swaps to $15.00 each for round turn futures transactions and up to an equivalent amount for swaps, and from $9.00 each per side for options transactions to $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated for Class Z Redeemable Units effective October 1, 2014, as compared to the corresponding period in 2014.

Certain clearing fees are based on the number of trades executed by an Advisor for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2015 decreased by $131,750 and by $323,033, respectively, as compared to the corresponding periods in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended December 31, 2015 decreased by $189,445 due to an overall reduction in the weighted average management fee rate among the various Advisors as compared to the corresponding period in 2014. Management fees for the twelve months ended December 31, 2015 increased by $737,480 due to higher average adjusted net assets as compared to the corresponding period in 2014.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and twelve months ended December 31, 2015 increased by $30,651 and $2,432,315, respectively, as compared to the corresponding periods in 2014. The increase in the General Partner fees is due to an increase in the General Partner fees annual rate from 0.50% to 0.75% effective October 1, 2014.

Incentive fees are based on the new trading profits generated by the Advisor at the end of the year as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $15,369,288, respectively. Trading performance for the three and twelve months ended December 31, 2014 resulted in incentive fees of $25,931,663 and $38,135,456, respectively.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $1,690,059 and $808,665, respectively.

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

In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None

(e) Contractual Obligations. None

(f) Operational Risk.

The Partnership, directly or indirectly through its investment in the Funds, is exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging markets, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

Partnership’s Investments in the Funds. The Partnership carries its investment in the Funds, other than its investment in Transtrend Master, based on the Funds net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investments in the Transtrend Master based on the Partnership’s (1) net contribution to Transtrend Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master.

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cashsettled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership/Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

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

In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s/Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with exception to Systematica, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Systematica directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of December 31, 2015 and 2014. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and indirectly and by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014. As of December 31, 2015, the Partnership’s total capitalization was $1,090,699,381.

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$48,736,440	4.47%
Currencies	112,093,671	10.28%
Interest Rates	29,829,531	2.73%
Equities	23,837,876	2.19%

Total	$214,497,518	19.67%

As of December 31, 2014, the Partnership’s total capitalization was $1,111,440,190.

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$29,460,364	2.65%
Currencies	42,566,978	3.83%
Interest Rates	37,981,266	3.42%
Equities	27,504,218	2.47%

Total	$137,512,826	12.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2015 and December 31, 2014, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2015 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,264,179	0.76%	$8,264,179	$2,580,044	$6,008,057
Energy	2,415,492	0.22%	2,961,079	1,194,053	2,322,188
Grains	1,361,476	0.12%	1,778,101	803,634	1,341,896
Indices	2,203,856	0.20%	5,762,431	1,268,720	3,113,896
Interest Rates U.S.	617,589	0.06%	1,843,149	617,589	1,005,168
Interest Rates Non-U.S.	1,132,208	0.10%	3,044,969	1,036,552	2,153,444
Livestock	136,290	0.01%	238,590	27,885	153,285
Metals	1,195,353	0.11%	2,015,586	544,877	1,252,148
Softs	53,693	0.01%	217,017	3,300	104,748

Total	$17,380,136	1.59%

*	Annual average of month-end Values at Risk.

There were no direct investments as of December 31, 2014.

As of December 31, 2015, Winton Master’s total capitalization was $603,041,370. The Partnership owned approximately 58.4% of Winton Master. As of December 31, 2015, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$40,462,391	6.71%	$48,614,615	$15,576,197	$35,944,393
Energy	9,717,129	1.61%	9,931,478	4,409,409	7,710,733
Grains	4,243,794	0.71%	4,675,587	908,552	2,777,114
Indices	20,463,380	3.39%	38,149,455	6,133,415	23,684,667
Interest Rates U.S.	4,509,892	0.75%	12,570,085	4,509,892	9,528,608
Interest Rates Non-U.S.	9,044,627	1.50%	14,830,759	4,180,208	10,971,313
Livestock	822,690	0.14%	1,001,330	363,495	696,799
Metals	8,647,874	1.43%	11,766,815	5,052,082	8,300,999
Softs	1,350,801	0.22%	2,208,250	954,635	1,773,316

Total	$99,262,578	16.46%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, Winton Master’s total capitalization was $697,801,812. The Partnership owned approximately 67.3% of Winton Master. As of December 31, 2014, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total	High	Low	Average Value at Risk*
Currencies	$32,224,643	4.62%	$46,206,758	$32,224,643	$39,296,361
Energy	5,549,664	0.80%	8,807,820	2,522,147	4,712,524
Grains	2,079,743	0.30%	6,803,017	1,490,355	4,170,978
Indices	20,399,383	2.92%	38,072,737	8,890,588	29,808,840
Interest Rates U.S.	6,850,223	0.98%	13,373,014	3,884,773	9,651,736
Interest Rates Non-U.S.	11,751,881	1.69%	16,055,733	6,963,948	13,910,466
Livestock	514,635	0.07%	1,046,318	379,670	749,689
Metals	6,484,422	0.93%	10,460,750	4,878,593	7,358,093
Softs	1,407,923	0.20%	2,499,906	1,135,915	1,784,789

Total	$87,262,517	12.51%

*	Annual average of month-end Values at Risk.

As of December 31, 2015, Transtrend Master total capitalization was $375,060,725. The Partnership owned approximately 96.1% of Transtrend Master. As of December 31, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$29,016,995	7.73%	$41,055,823	$14,729,129	$25,723,265
Currencies	17,915,751	4.78%	35,884,544	13,251,842	24,581,868
Interest Rates	17,445,942	4.65%	25,662,037	5,903,989	14,143,966
Equities	10,076,386	2.69%	25,283,167	3,545,123	14,851,447

Total	$74,455,074	19.85%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, Transtrend Master total capitalization was $459,215,895. The Partnership owned approximately 96.5% of Transtrend Master. As of December 31, 2014, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

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

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 82.0% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42%	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19%	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Values at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures— constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector.

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

Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

ORION FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014, and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Condensed Schedule of Investments at December 31, 2015 and Schedule of Investments at December 31, 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Orion Futures Fund L.P.	Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”) as of December 31, 2015 and 2014, including the condensed schedule of investments as of December 31, 2015 and the schedule of investments as of December 31, 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Orion Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets:
Investment in Funds(1), at fair value (Note 6)	$998,303,064	$1,153,708,886

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $91,974,799 and $0 at December 31, 2015 and 2014, respectively)	91,990,239	-
Cash (Note 3c)	-	346,282
Cash margin (Note 3c)	17,384,114	-
Net unrealized appreciation on open futures contracts	137,936	-
Net unrealized appreciation on open forward contracts	467,991	-

Total equity in trading account	109,980,280	346,282

Interest receivable (Note 3c)	3,437	-

Total assets	$1,108,286,781	$1,154,055,168

Liabilities and Partners’ Capital:
Liabilities:
Cash overdraft	$2,799,232	$-
Accrued expenses:
Ongoing selling agent fees (Note 3c)	2,758,713	2,577,191
Management fees (Note 3b)	885,234	886,677
General Partner fees (Note 3a)	688,987	719,578
Incentive fees (Note 3b)	-	19,251,105
Professional fees	349,705	153,198
Redemptions payable to Limited Partners (Note 7)	10,105,529	19,027,229

Total liabilities	17,587,400	42,614,978

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z (10,602.7003 Redeemable Units outstanding at December 31, 2015 and 2014)	12,017,940	12,174,299
Limited Partners, Class A (357,997.9468 and 356,452.4588 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	1,075,725,600	1,096,725,351
Limited Partners, Class Z (2,607.7592 and 2,212.5782 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	2,955,841	2,540,540

Total partners’ capital	1,090,699,381	1,111,440,190

Total liabilities and partners’ capital	$1,108,286,781	$1,154,055,168

Net asset value per Redeemable Unit:
Class A	$3,004.84	$3,076.78

Class Z	$1,133.48	$1,148.23

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	9	$(12,644)	(0.00)	*%
Grains	97	(18,421)	(0.00)	*
Indices	350	(81,722)	(0.01)
Interest Rates U.S.	1,293	(63,964)	(0.01)
Interest Rates Non-U.S.	478	(155,218)	(0.01)
Softs	20	(6,934)	(0.00)	*

Total futures contracts purchased		(338,903)	(0.03)

Futures Contracts Sold
Energy	689	630,002	0.06
Grains	802	454,795	0.04
Indices	646	(237,157)	(0.02)
Interest Rates U.S.	851	(38,851)	(0.00)	*
Interest Rates Non-U.S.	475	39,575	0.00	*
Livestock	72	(196,058)	(0.02)
Metals	185	(156,298)	(0.01)
Softs	14	(19,169)	(0.00)	*

Total futures contracts sold		476,839	0.05

Net unrealized appreciation on open futures contracts		$137,936	0.02%

Unrealized Appreciation on Open Forward Contracts
Currencies	$106,385,444	$1,321,602	0.12%
Metals	506	1,375,041	0.13

Total unrealized appreciation on open forward contracts		2,696,643	0.25

Unrealized Depreciation on Open Forward Contracts
Currencies	$132,627,103	(1,463,464)	(0.13)
Metals	346	(765,188)	(0.07)

Total unrealized depreciation on open forward contracts		(2,228,652)	(0.20)

Net unrealized appreciation on open forward contracts		$467,991	0.05%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$23,000,000	1/21/16	U.S. Treasury bills, 0.19% (Amortized cost of $22,996,601)	$22,998,491	2.11%
$69,000,000	2/11/16	U.S. Treasury bills, 0.125% (Amortized cost of $68,978,198)	68,991,748	6.33

Total U.S. Government Securities			$91,990,239	8.44%

Investment in Funds
CMF Winton Master L.P.			$351,974,066	32.27%
Morgan Stanley Smith Barney TT II, LLC			360,373,336	33.04
CMF Willowbridge Master Fund L.P.			285,955,662	26.22

Total investment in Funds			$998,303,064	91.53%

Net Fair Value			$1,090,899,230	100.04%

* Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Winton Master L.P.	$469,326,073	42.23%
Morgan Stanley Smith Barney TT II, LLC	443,311,916	39.88
CMF Willowbridge Master Fund L.P.	241,070,897	21.69

Total investment in Funds	$1,153,708,886	103.80%

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$21,474	$-	$234
Interest income allocated from Funds	186,129	117,686	289,459

Total investment income	207,603	117,686	289,693

Expenses:
Expenses allocated from Funds	14,314,643	21,717,890	12,342,029
Clearing fees related to direct investments (Note 3c)	84,444	-	-
Ongoing selling agent fees (Note 3c)	11,955,184	14,454,367	19,335,442
Management fees (Note 3b)	10,966,339	9,633,788	12,113,269
General Partner fees (Note 3a)	8,503,172	6,070,857	6,392,616
Incentive fees (Note 3b)	8,799,365	25,270,784	5,166,773
Professional fees	1,550,751	563,410	552,478

Total expenses	56,173,898	77,711,096	55,902,607

Net investment income (loss)	(55,966,295)	(77,593,410)	(55,612,914)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(1,510,518)	-	(504,550)
Net realized gains (losses) on closed contracts allocated from Funds	77,564,141	237,114,654	(13,464,399)
Net change in unrealized gains (losses) on open contracts	605,927	-	504,550
Net change in unrealized gains (losses) on open contracts allocated from Funds	(46,648,570)	(2,337,360)	61,370,061

Total trading results	30,010,980	234,777,294	47,905,662

Net income (loss)	$(25,955,315)	$157,183,884	$(7,707,252)

Net income (loss) allocation by Class:
Class A	$(25,743,998)	$154,785,883	$(7,920,019)

Class Z	$(211,317)	$2,398,001	$212,767

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(71.94)	$424.55	$(4.23)

Class Z	$(14.75)	$170.88	$14.03

Weighted average Redeemable Units outstanding:
Class A	364,259.6266	382,949.3926	483,890.3313

Class Z	13,088.7533	15,348.4708	17,011.1131

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2015, 2014 and 2013

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2012	$1,344,261,470	506,035.4958	$16,219,127	16,836.7425	$1,360,480,597	522,872.2383
Subscriptions - Limited Partners	144,088,051	55,059.1970	725,148	760.2010	144,813,199	55,819.3980
Allocation from the General Partner	12,204,538	4,603.2970	23,436	24.2900	12,227,974	4,627.5870
Redemptions - General Partner	-	-	(500,357)	(532.0000)	(500,357)	(532.0000)
Redemptions - Limited Partners	(392,575,948)	(150,930.6370)	(683,759)	(722.0910)	(393,259,707)	(151,652.7280)
Net income (loss)	(7,920,019)	-	212,767	-	(7,707,252)	-

Partners’ Capital, December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Subscriptions - Limited Partners	76,450,084	27,883.6140	121,200	126.9820	76,571,284	28,010.5960
Redemptions - General Partner	-	-	(3,514,911)	(3,393.9220)	(3,514,911)	(3,393.9220)
Redemptions - Limited Partners	(234,568,708)	(86,198.5080)	(285,813)	(284.9240)	(234,854,521)	(86,483.4320)
Net income (loss)	154,785,883	-	2,398,001	-	157,183,884	-

Partners’ Capital, December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Subscriptions - Limited Partners	134,607,790	43,748.0220	745,805	637.6420	135,353,595	44,385.6640
Redemptions - Limited Partners	(129,863,543)	(42,202.5340)	(275,546)	(242.4610)	(130,139,089)	(42,444.9950)
Net income (loss)	(25,743,998)	-	(211,317)	-	(25,955,315)	-

Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063

Net asset value per Redeemable Unit:

	Class A	Class Z
2013	$2,652.23	$977.35

2014	$3,076.78	$1,148.23

2015	$3,004.84	$1,133.48

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly, and indirectly through its investments in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

All trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”), and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective November 30, 2014, AAA Capital Management Advisors, Ltd. (“AAA”) ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among Winton, Transtrend and Willowbridge. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly or indirectly through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011, were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

During the years ended December 31, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Orion Futures Fund L.P.

Notes to Financial Statements

CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), and the Partnership have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its liquidation, AAA Master LLC (“AAA Master”) entered into a futures brokerage agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and AAA Master are collectively referred to as the “Funds.” The Partnership, directly and through its investments in the Funds, pays MS&Co. trading fees for clearing, and where applicable, execution of transactions.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

In May 2013, the General Partner discovered an overstatement of brokerage commissions for the Partnership occurring during the period from June 2011 to March 2013 (the “Time Period”). As a result, the General Partner contributed the amount of the overstatement, $14,069,403, to the Partnership. This contribution was applied to current limited partners of the Partnership as well as former limited partners whose redemption proceeds were impacted by the overstatement. The Statements of Changes in Partners’ Capital reflects an allocation from the General Partner of $12,227,974 for the then current limited partners. The impact of the overstatement in the financial statements during the Time Period was not considered material.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value per Redeemable Unit of any Class decreases to less than $400 as of a close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Partnership’s Investments in the Funds. The Partnership carries its investment in the Funds, other than its investment in Transtrend Master, based on the Fund’s net asset value per unit as calculated by the Funds. The Partnership carries its investment in Transtrend Master based on the Partnership’s (1) net contribution to Transtrend Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master.

Orion Futures Fund L.P.

Notes to Financial Statements

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(3,091,422) (proceeds of $3,105,350) at December 31, 2015. The Partnership did not hold any cash denominated in foreign currencies at December 31, 2014.

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

g.

Fair Value of Financial Instruments. The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

h.

Recent Accounting Pronouncements. In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount in the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

Orion Futures Fund L.P.

Notes to Financial Statements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

i.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported separately as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses. Amounts reported as expenses allocated from Funds were previously reported separately as clearing fees allocated from Funds and as part of other expenses in the Statements of Income and Expenses. In addition, management fees and incentive fees allocated from Transtrend Master previously included within management fees and incentive fees are now included with expenses allocated from Funds in the Statements of Income and Expenses. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

j.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than as referenced in Note 3b, “Management Agreement,” there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (formerly, the administrative fee) equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

Orion Futures Fund L.P.

Notes to Financial Statements

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

The Partnership paid AAA a monthly management fee equal to 1.5% per year of month-end net assets allocated to AAA. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Systematica receives a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

As of November 1, 2015, Transtrend Master pays Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period October 1, 2014 to October 31, 2015, Transtrend Master paid Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from January 1, 2014 to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, the Partnership is obligated to pay each Advisor, except for Transtrend, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Effective January 1, 2016, Transtrend receives an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar half year. Prior to January 1, 2016, Transtrend received an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

Each Management Agreement may be terminated upon notice by either party.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

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

Effective March 1, 2014, the Partnership entered into a new futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

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

Under the prior futures brokerage account agreement (the “Prior Customer Agreement”), the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions, with respect to Class A Redeemable Units and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions, with respect to Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its

Orion Futures Fund L.P.

Notes to Financial Statements

investment in the Funds. MS&Co. clearing fees were also allocated to the Partnership based on its proportionate share of the Funds. During the term of the Prior Customer Agreement, all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. were deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. also agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds also did not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership has terminated the Prior Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A Redeemable Units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid for exchange, service, clearing, user, give-up and NFA fees (collectively, the “CGM clearing fees”) through its investments in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of such Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ brokerage accounts at CGM were deposited in the Partnership’s brokerage account at CGM, except for Transtrend Master whose assets were held in its brokerage account at MS&Co. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s (except for Transtrend Master’s)) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

The General Partner fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement among the Partnership, each of the Funds and MS&Co. gives, and the CGM Customer Agreement with the Partnership and the customer agreements between CGM and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts on the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Orion Futures Fund L.P.

Notes to Financial Statements

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the period October 1, 2015 to December 31, 2015 was 6,475. The Partnership’s monthly average number of metals forward contracts traded during the period October 1, 2015 to December 31, 2015 was 554. The Partnership’s monthly average notional value of currency forward contracts traded during the period October 1, 2015 to December 31, 2015 was $411,858,850. During prior periods included in this report before October 1, 2015, the assets of the Partnership were not traded directly.

Ongoing selling agent fees and trading and transaction fees are, and brokerage commissions were, based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership of the Funds.

All trading, exchange, clearing, give-up from brokerage and National Futures Association fees (collectively, the “clearing fees”) paid to MS&Co. are borne by the Partnership for its direct trading and the Funds and are allocated to the limited partners, including the Partnership.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015. There were no direct investments as of December 31, 2014.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,021,386	$(1,883,450)	$137,936	$-	$-	$137,936
Forwards	2,696,643	(2,228,652)	467,991	-	-	467,991

Total assets	$4,718,029	$(4,112,102)	$605,927	$-	$-	$605,927

Liabilities
Futures	$(1,883,450)	$1,883,450	$-	$-	$-	$-
Forwards	(2,228,652)	2,228,652	-	-	-	-

Total liabilities	$(4,112,102)	$4,112,102	$-	$-	$-	$-

Net fair value						$605,927	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Orion Futures Fund L.P.

Notes to Financial Statements

The following table indicates the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2015. There were no direct investments as of December 31, 2014.

	December 31, 2015
Assets
Futures Contracts
Energy	$1,053,095
Grains	462,600
Indices	82,629
Interest Rates U.S.	316,861
Interest Rates Non-U.S.	55,080
Metals	49,160
Softs	1,961

Total unrealized appreciation on open futures contracts	2,021,386

Liabilities
Futures Contracts
Energy	(435,737)
Grains	(26,226)
Indices	(401,508)
Interest Rates U.S.	(419,676)
Interest Rates Non-U.S.	(170,723)
Livestock	(196,058)
Metals	(205,458)
Softs	(28,064)

Total unrealized depreciation on open futures contracts	(1,883,450)

Net unrealized appreciation on open futures contracts	$137,936	*

Assets
Forward Contracts
Currencies	$1,321,602
Metals	1,375,041

Total unrealized appreciation on open forward contracts	2,696,643

Liabilities
Forward Contracts
Currencies	(1,463,464)
Metals	(765,188)

Total unrealized depreciation on open forward contracts	(2,228,652)

Net unrealized appreciation on open forward contracts	$467,991	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, no derivative instruments were traded directly by the Partnership.

Sector	2015
Currencies	$251,287
Energy	5,220,997
Grains	566,024
Indices	(2,766,619)
Interest Rates U.S.	(1,850,339)
Interest Rates Non-U.S.	(2,871,784)
Livestock	154,067
Metals	557,248
Softs	(165,472)

Total	$(904,591)	***

***	This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

There were no direct investments held by the Partnership as of December 31, 2014.

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,021,386	$2,021,386	$-	$-
Forwards	2,696,643	1,375,041	1,321,602	-
U.S. Treasury bills	91,990,239	-	91,990,239	-

Total assets	$96,708,268	$3,396,427	$93,311,841	$-

Liabilities
Futures	$1,883,450	$1,883,450	$-	$-
Forwards	2,228,652	765,188	1,463,464	-
Total liabilities	$4,112,102	$2,648,638	$1,463,464	$-

Net fair value	$92,596,166	$747,789	$91,848,377	$-

6.	Investment in Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

The Funds’ and the Partnership’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co. During certain periods included in this report, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, for all Funds other than Winton Master, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. All other fees are charged at the Partnership level.

At December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master, and 82.0% of Willowbridge Master. At December 31, 2014, the Partnership owned approximately 67.3% of Winton Master, 96.5% of Transtrend Master and 76.4% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Winton Master	$603,348,671	$307,301	$603,041,370
Transtrend Master	375,412,557	351,832	375,060,725
Willowbridge Master	366,002,932	17,302,983	348,699,949

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton Master	$703,147,623	$5,345,811	$697,801,812
Transtrend Master	466,880,771	7,664,876	459,215,895
Willowbridge Master	332,179,217	16,638,854	315,540,363

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$(760,444)	$29,837,693	$29,077,249
Transtrend Master	(13,473,391)	6,076,525	(7,396,866)
Willowbridge Master	(783,256)	6,652,400	5,869,144

	For the year ended December 31, 2014
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
AAA Master	$(1,144,734)	$(8,052,899)	$(9,197,633)
Winton Master	(865,821)	164,934,053	164,068,232
Transtrend Master	(20,950,267)	103,483,861	82,533,594
Willowbridge Master	(688,357)	46,239,150	45,550,793

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro rata share of the results of operations of the Funds are shown in the following tables:

	December 31, 2015		For the year ended December 31, 2015
	% of			Expenses				Net
	Partnership’s		Income	Clearing		Management	Incentive	Income	Investment	Redemptions
Funds	Net Assets	Fair Value	(Loss)	Fees	Other	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	32.27%	$351,974,066	$20,263,106	$503,443	$66,529	$-	$-	$19,693,134	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	5,414,054	1,699,581	-	4,759,995	6,569,923	(7,615,445)	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	5,424,540	642,393	72,779	-	-	4,709,368	Commodity Portfolio	Monthly

Total		$998,303,064	$31,101,700	$2,845,417	$139,308	$4,759,995	$6,569,923	$16,787,057

	December 31, 2014		For the year ended December 31, 2014
	% of			Expenses				Net
	Partnership’s		Income	Clearing		Management	Incentive	Income	Investment	Redemptions
Funds	Net Assets	Fair Value	(Loss)	Fees	Other	Fees	Fee	(Loss)	Objective	Permitted
AAA Master	-%	$-	$(5,922,676)	$500,740	$136,221	$-	$-	$(6,559,637)	Energy Markets	Monthly
Winton Master	42.23%	469,326,073	112,351,530	580,880	85,313	-	-	111,685,337	Commodity Portfolio	Monthly
Transtrend Master	39.88%	443,311,916	100,012,368	1,971,333	-	5,355,066	12,864,672	79,821,297	Commodity Portfolio	Monthly
Willowbridge Master	21.69%	241,070,897	28,453,758	199,944	23,721	-	-	28,230,093	Commodity Portfolio	Monthly

Total		$1,153,708,886	$234,894,980	$3,252,897	$245,255	$5,355,066	$12,864,672	$213,177,090

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$80.55	$30.05	$629.82	$234.07	$109.44	$40.33
Net investment loss	(152.49)	(44.80)	(205.27)	(63.19)	(113.67)	(26.30)

Increase (decrease) for the year	(71.94)	(14.75)	424.55	170.88	(4.23)	14.03
Net asset value per Redeemable Unit, beginning of year	3,076.78	1,148.23	2,652.23	977.35	2,656.46	963.32

Net asset value per Redeemable Unit, end of year	$3,004.84	$1,133.48	$3,076.78	$1,148.23	$2,652.23	$977.35

	2015		2014		2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Net Assets:
Net investment loss(1)	(5.0)%	(4.1)%	(7.4)%	(6.7)%	(4.4)%	(2.7)%
Operating expense	3.7%	2.7%	3.8%	2.8%	4.1%	2.3%
Incentive fees	1.4%	1.4%	3.6%	3.9%	0.4%	0.4%

Total expenses	5.1%	4.1%	7.4%	6.7%	4.5%	2.7%

Total return:
Total return before incentive fees	(0.9)%	0.1%	19.6%	21.4%	0.3%	1.9%
Incentive fees	(1.4)%	(1.4)%	(3.6)%	(3.9)%	(0.4)%	(0.4)%

Total return after incentive fees	(2.3)%	(1.3)%	16.0%	17.5%	(0.1)%	1.5%

(1) Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds.

9.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying on option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.0% to 44.1% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the

Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership/Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results	$(5,360,212)	$72,653,726	$(121,742,468)	$84,459,934
Total investment income	132,450	45,234	13,584	16,335
Total expenses	(10,445,958)	(10,264,415)	(9,854,531)	(25,608,994)

Net income (loss)	$(15,673,720)	$62,434,545	$(131,583,415)	$58,867,275

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(42.61)	$167.18	$(357.57)	$161.06

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(12.64)	$65.54	$(130.85)	$63.20

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results	$136,875,598	$42,850,969	$60,497,210	$(5,446,483)
Total investment income	22,682	19,518	25,462	50,024
Total expenses	(36,267,614)	(17,446,436)	(14,650,303)	(9,346,743)

Net income (loss)	$100,630,666	$25,424,051	$45,872,369	$(14,743,202)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$274.88	$68.58	$115.53	$(34.44)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$106.04	$29.33	$45.71	$(10.20)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B: Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner fees, as described under “Item 1. Business.” During the year ended 2015, the General Partner earned $8,503,172 in General Partner fees. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, MS&Co. received $2,929,861 in trading fees from the Partnership/Funds. During the first quarter of 2014, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $11,955,184 in ongoing selling agent fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisors earned $15,726,334 in management fees and $15,369,288 in incentive fees. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2015:

		(3) Amount and
		Nature of
	(2) Name of	Beneficial	(4) Percent of
(1) Title of Class	Beneficial Owner	Ownership	Classes
General Partner, Class Z Redeemable Units	General Partner	10,602.7003	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$255,000
2014	$167,600

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Condensed Schedule of Investments at December 31, 2015.

Schedule of Investments at December 31, 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements

(2)	Exhibits:

3.1(a)	Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement, dated January 1, 2016 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

3.2(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(i)	7th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j)	8th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(j) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(b)	First Amendment to the Management Agreement among the Partnership, Smith Barney Futures Management Inc., SFG Global Investments, Inc. and AAA Capital Management Inc. (filed as Exhibit 10 to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

(c)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on August 14, 2006 and incorporated herein by reference).

(d)	Letter amending the Management Agreements by and among the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(e)	Letter extending the Management Agreements between the General Partner and AAA Capital Management Advisors, Ltd. from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.1(e) to the annual report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.2	Amended and Restated Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the current report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3(a)	Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(a) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	First Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(c)	Second Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(c) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(d)	Third Amendment to the Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.3(d) to the quarterly report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(e)	Amended and Restated Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.1 to the current report on Form 8-K filed on December 22, 2015 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)	Letter extending the Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. from June 30, 2015 to June 30, 2016 (filed herewith).

10.5	Management Agreement among the Partnership, the General Partner and Systematica Investments Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 18, 2015 and incorporated herein by reference).

10.6(a)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.7 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(b)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the current report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.7	Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.8	Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.10(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11	Amended & Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.11	Amended & Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

99.1	Financial Statements of CMF Winton Master L.P.

99.2	Financial Statements of Morgan Stanley Smith Barney TT II, LLC.

99.3	Financial Statements of CMF Willowbridge Master Fund L.P.

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
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.