Form 10-Q
period 2016-03-31
ORION FUTURES FUND LP
filed 2016-05-12
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes      No X

As of April 30, 2016, 348,945.6338 Limited Partnership Class A Redeemable Units were outstanding and 2,595.7592 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Investment in the Funds(1), at fair value	$952,006,257	$998,303,064

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $161,463,437 and $91,974,799 at March 31, 2016 and December 31, 2015, respectively)	161,479,170	91,990,239
Cash margin	27,297,417	17,384,114
Net unrealized appreciation on open futures contracts	1,185,871	137,936
Net unrealized appreciation on open forward contracts	2,139,170	467,991

Total equity in trading account	192,101,628	109,980,280

Cash at bank	802	-
Interest receivable	7,888	3,437

Total assets	$1,144,116,575	$1,108,286,781

Liabilities and Partners’ Capital:
Liabilities:
Cash overdraft	$1,021,079	$2,799,232
Accrued expenses:
Ongoing selling agent fees	2,221,390	2,758,713
Management fees	936,706	885,234
General Partner fees	712,775	688,987
Incentive fees	1,555,439	-
Professional fees	433,905	349,705
Redemptions payable to Limited Partners	20,583,515	10,105,529

Total liabilities	27,464,809	17,587,400

Partners’ Capital:
General Partner, Class Z (10,028.8593 and 10,602.7003 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively)	11,915,105	12,017,940
Limited Partners, Class A (350,771.1228 and 357,997.9468 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively)	1,101,652,687	1,075,725,600
Limited Partners, Class Z (2,595.7592 and 2,607.7592 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively)	3,083,974	2,955,841

Total partners’ capital (net asset value)	1,116,651,766	1,090,699,381

Total liabilities and partners’ capital	$1,144,116,575	$1,108,286,781

Net asset value per Redeemable Unit:
Class A	$3,140.66	$3,004.84

Class Z	$1,188.08	$1,133.48

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

		Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		206	$109,466	0.01%
Grains		184	59,637	0.01
Indices		575	121,465	0.01
Interest Rates U.S.		3,002	1,259,141	0.11
Interest Rates Non-U.S.		2,244	162,181	0.01
Livestock		58	(39,260)	0.00 *
Metals		86	(74,105)	(0.01)
Softs		181	(106,294)	(0.01)

Total futures contracts purchased			1,492,231	0.13

Futures Contracts Sold
Energy		469	(197,050)	(0.02)
Grains		1,141	155,894	0.01
Indices		950	9,521	0.00 *
Interest Rates U.S.		928	(16,723)	(0.00) *
Interest Rates Non-U.S.		1,969	(290,956)	(0.03)
Livestock		24	(20,040)	(0.00) *
Metals		68	14,489	0.00 *
Softs		144	38,505	0.00 *

Total futures contracts sold			(306,360)	(0.04)

Net unrealized appreciation on open futures contracts			$1,185,871	0.09%

Unrealized Appreciation on Open Forward Contracts
Currencies		$292,865,090	$7,088,054	0.63%
Metals		689	1,210,965	0.11

Total unrealized appreciation on open forward contracts			8,299,019	0.74

Unrealized Depreciation on Open Forward Contracts
Currencies		$234,244,320	(4,786,954)	(0.43)
Metals		669	(1,372,895)	(0.12)

Total unrealized depreciation on open forward contracts			(6,159,849)	(0.55)

Net unrealized appreciation on open forward contracts			$2,139,170	0.19%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$52,500,000	4/14/2016	U.S. Treasury bills, 0.28% (Amortized cost of $52,488,567)	$52,498,359	4.70%
$41,500,000	4/28/2016	U.S. Treasury bills, 0.23% (Amortized cost of $41,487,273)	41,495,366	3.72
$67,500,000	5/19/2016	U.S. Treasury bills, 0.135% (Amortized cost of $67,487,597)	67,485,445	6.04

Total U.S. Government Securities			$161,479,170	14.46%

Investment in the Funds
CMF Winton Master L.P.			$325,677,263	29.17%
Morgan Stanley Smith Barney TT II, LLC			328,859,791	29.45
CMF Willowbridge Master Fund L.P.			297,469,203	26.64

Total investment in the Funds			$952,006,257	85.26%

* Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		9	$(12,644)	(0.00) *%
Grains		97	(18,421)	(0.00) *
Indices		350	(81,722)	(0.01)
Interest Rates U.S.		1,293	(63,964)	(0.01)
Interest Rates Non-U.S.		478	(155,218)	(0.01)
Softs		20	(6,934)	(0.00) *

Total futures contracts purchased			(338,903)	(0.03)

Futures Contracts Sold
Energy		689	630,002	0.06
Grains		802	454,795	0.04
Indices		646	(237,157)	(0.02)
Interest Rates U.S.		851	(38,851)	(0.00) *
Interest Rates Non-U.S.		475	39,575	0.00 *
Livestock		72	(196,058)	(0.02)
Metals		185	(156,298)	(0.01)
Softs		14	(19,169)	(0.00) *

Total futures contracts sold			476,839	0.05

Net unrealized appreciation on open futures contracts			$137,936	0.02%

Unrealized Appreciation on Open Forward Contracts
Currencies		$106,385,444	$1,321,602	0.12%
Metals		506	1,375,041	0.13

Total unrealized appreciation on open forward contracts			2,696,643	0.25

Unrealized Depreciation on Open Forward Contracts
Currencies		$132,627,103	(1,463,464)	(0.13)
Metals		346	(765,188)	(0.07)

Total unrealized depreciation on open forward contracts			(2,228,652)	(0.20)

Net unrealized appreciation on open forward contracts			$467,991	0.05%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$23,000,000	1/21/16	U.S. Treasury bills, 0.19% (Amortized cost of $22,996,601)	$22,998,491	2.11%
$69,000,000	2/11/16	U.S. Treasury bills, 0.125% (Amortized cost of $68,978,198)	68,991,748	6.33

Total U.S. Government Securities			$91,990,239	8.44%

Investment in the Funds
CMF Winton Master L.P.			$351,974,066	32.27%
Morgan Stanley Smith Barney TT II, LLC			360,373,336	33.04
CMF Willowbridge Master Fund L.P.			285,955,662	26.22

Total investment in the Funds			$998,303,064	91.53%

* Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$90,197	$-
Interest income allocated from the Funds	524,254	16,335

Total investment income	614,451	16,335

Expenses:
Expenses allocated from the Funds	3,794,562	8,704,317
Clearing fees related to direct investments	108,620	-
Ongoing selling agent fees	3,224,300	2,972,813
Management fees	2,808,366	2,793,527
General Partner fees	2,167,742	2,216,356
Incentive fees	1,555,439	8,799,365
Professional fees	624,893	122,616

Total expenses	14,283,922	25,608,994

Net investment income (loss)	(13,669,471)	(25,592,659)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	8,528,747	-
Net realized gains (losses) on closed contracts allocated from the Funds	45,940,752	101,671,824
Net change in unrealized gains (losses) on open contracts	2,665,075	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	6,432,260	(17,211,890)

Total trading results	63,566,834	84,459,934

Net income (loss)	$49,897,363	$58,867,275

Net income (loss) allocation by Class:
Class A	$49,157,432	$58,055,343

Class Z	$739,931	$811,932

Net asset value per Redeemable Unit:
Class A (350,771.1228 and 356,344.9748 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$3,140.66	$3,237.84

Class Z (12,624.6185 and 12,949.9205 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,188.08	$1,211.43

Net income (loss) per Redeemable Unit*:
Class A	$135.82	$161.06

Class Z	$54.60	$63.20

Weighted average Redeemable Units outstanding:
Class A	359,053.0921	361,627.2818

Class Z	13,015.1792	12,927.2138

*   Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	24,317,529	7,838.9270	-	-	24,317,529	7,838.9270
Redemptions - General Partner	-	-	(699,994)	(573.8410)	(699,994)	(573.8410)
Redemptions - Limited Partners	(47,547,874)	(15,065.7510)	(14,639)	(12.0000)	(47,562,513)	(15,077.7510)
Net income (loss)	49,157,432	-	739,931	-	49,897,363	-

Partners’ Capital, March 31, 2016	$1,101,652,687	350,771.1228	$14,999,079	12,624.6185	$1,116,651,766	363,395.7413

Partners’ Capital, December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Subscriptions - Limited Partners	39,571,422	12,518.7460	289,133	242.4710	39,860,555	12,761.2170
Redemptions - Limited Partners	(40,565,648)	(12,626.2300)	(127,972)	(107.8290)	(40,693,620)	(12,734.0590)
Net income (loss)	58,055,343	-	811,932	-	58,867,275	-

Partners’ Capital, March 31, 2015	$1,153,786,468	356,344.9748	$15,687,932	12,949.9205	$1,169,474,400	369,294.8953

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner” or with respect to Transtrend Master (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

All trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”) and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly or indirectly through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Winton Master, Transtrend Master and Willowbridge Master are collectively referred to as the “Funds.”

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest earned on U.S. Treasury bills and money market mutual fund securities purchased will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Effective March 1, 2014, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Effective October 1, 2014, the ongoing selling agent fee is calculated by multiplying the Partnership’s round turn futures transactions by $15.00 each, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. Class Z Redeemable Units are currently not subject to an ongoing selling agent fee. Morgan Stanley Wealth Management may pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

The General Partner fees (formerly, the administrative fees), management fees, incentive fees and professional fees (formerly, other expenses) of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, and the changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $504,929 (cost of $545,040) and $(3,091,422) (proceeds of $3,105,350) at March 31, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services - Investment Companies.” See Note 3, “Financial Highlights.”

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as expenses allocated from the Funds were previously reported separately as clearing fees allocated from the Funds and as part of professional fees in the Statements of Income and Expenses. In addition, management fees and incentive fees allocated from Transtrend Master previously included within management fees and incentive fees are now included with expenses allocated from the Funds in the Statements of Income and Expenses. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit. Additionally, the net investment loss ratio previously presented without the effect of incentive fees is now presented with the effect of incentive fees.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$173.45	$65.41	$231.13	$86.29
Net investment loss	(37.63)	(10.81)	(70.07)	(23.09)

Increase (decrease) for the year	135.82	54.60	161.06	63.20
Net asset value per Redeemable Unit, beginning of period	3,004.84	1,133.48	3,076.78	1,148.23

Net asset value per Redeemable Unit, end of period	$3,140.66	$1,188.08	$3,237.84	$1,211.43

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital**:
Net investment loss***	(3.9)%	(2.8)%	(4.9)%	(4.0)%

Operating expense	3.8%	2.6%	3.6%	2.6%
Incentive fees	0.3%	0.4%	1.3%	1.4%

Total expenses	4.1%	3.0%	4.9%	4.0%

Total return:
Total return before incentive fees	4.8%	5.2%	6.5%	6.9%
Incentive fees	(0.3)%	(0.4)%	(1.3)%	(1.4)%

Total return after incentive fees	4.5%	4.8%	5.2%	5.5%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Funds.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The Partnership’s monthly average number of futures contracts traded during the period January 1, 2016 to March 31, 2016 was 9,346. The Partnership’s monthly average number of metals forward contracts traded during the period January 1, 2016 to March 31, 2016 was 1,136. The Partnership’s monthly average notional value of currency forward contracts traded during the period January 1, 2016 to March 31, 2016 was $681,617,217. During the period January 1, 2015 to March 31, 2015, the assets of the Partnership were not traded directly.

Ongoing selling agent fees and trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2016 and December 31, 2015.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,168,803	$(1,982,932)	$1,185,871	$-	$-	$1,185,871
Forwards	8,299,019	(6,159,849)	2,139,170	-	-	2,139,170

Total assets	$11,467,822	$(8,142,781)	$3,325,041	$-	$-	$3,325,041

Liabilities
Futures	$(1,982,932)	$1,982,932	$-	$-	$-	$-
Forwards	(6,159,849)	6,159,849	-	-	-	-

Total liabilities	$(8,142,781)	$8,142,781	$-	$-	$-	$-

Net fair value						$3,325,041	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,021,386	$(1,883,450)	$137,936	$-	$-	$137,936
Forwards	2,696,643	(2,228,652)	467,991	-	-	467,991

Total assets	$4,718,029	$(4,112,102)	$605,927	$-	$-	$605,927

Liabilities
Futures	$(1,883,450)	$1,883,450	$-	$-	$-	$-
Forwards	(2,228,652)	2,228,652	-	-	-	-

Total liabilities	$(4,112,102)	$4,112,102	$-	$-	$-	$-

Net fair value						$605,927	*

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2016 and December 31, 2015.

	March 31, 2016
Assets
Futures Contracts
Energy	$298,727
Grains	457,476
Indices	477,634
Interest Rates U.S.	1,514,342
Interest Rates Non-U.S.	292,639
Metals	47,797
Softs	80,188

Total unrealized appreciation on open futures contracts	3,168,803

Liabilities
Futures Contracts
Energy	(386,311)
Grains	(241,945)
Indices	(346,648)
Interest Rates U.S.	(271,924)
Interest Rates Non-U.S.	(421,414)
Livestock	(59,300)
Metals	(107,413)
Softs	(147,977)

Total unrealized depreciation on open futures contracts	(1,982,932)

Net unrealized appreciation on open futures contracts	$1,185,871	*

Assets
Forward Contracts
Currencies	$7,088,054
Metals	1,210,965

Total unrealized appreciation on open forward contracts	8,299,019

Liabilities
Forward Contracts
Currencies	(4,786,954)
Metals	(1,372,895)

Total unrealized depreciation on open forward contracts	(6,159,849)

Net unrealized appreciation on open forward contracts	$2,139,170	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the period ended March 31, 2016. During the period ended March 31, 2015, no derivative instruments were traded directly by the Partnership.

	Three Months Ended
	March 31,
Sector	2016
Currencies	$2,578,041
Energy	2,510,164
Grains	(615,180)
Indices	250,247
Interest Rates U.S.	3,171,771
Interest Rates Non-U.S.	4,649,685
Livestock	(435,153)
Metals	(913,707)
Softs	(2,046)

Total	$11,193,822	***

***  This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,168,803	$3,168,803	$-	$-
Forwards	8,299,019	1,210,965	7,088,054	-
U.S. Treasury bills	161,479,170	-	161,479,170	-

Total assets	$172,946,992	$4,379,768	$168,567,224	$-

Liabilities
Futures	$1,982,932	$1,982,932	$-	$-
Forwards	6,159,849	1,372,895	4,786,954	-

Total liabilities	$8,142,781	$3,355,827	$4,786,954	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,021,386	$2,021,386	$-	$-
Forwards	2,696,643	1,375,041	1,321,602	-
U.S. Treasury bills	91,990,239	-	91,990,239	-

Total assets	$96,708,268	$3,396,427	$93,311,841	$-

Liabilities
Futures	$1,883,450	$1,883,450	$-	$-
Forwards	2,228,652	765,188	1,463,464	-

Total liabilities	$4,112,102	$2,648,638	$1,463,464	$-

6.	Investment in the Funds:

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

On June 1, 2011, the Partnership allocated a portion of its assets with cash equal to $384,370,435 to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be non-managing members of Transtrend Master. The Trading Manager and Transtrend believe that trading through this structure promotes efficiency and economy in the trading process.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 9,633.9313 units of Willowbridge Master with cash equal to $21,000,000. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to three times the amount of the assets allocated.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2016.

The Funds’ and the Partnership’s trading of futures, forward, swap, and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, for all Funds other than Winton Master, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At March 31, 2016, the Partnership owned approximately 56.5% of Winton Master, 96.0% of Transtrend Master, and 72.8% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master and 82.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	March 31, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$578,254,952	$1,613,690	$576,641,262
Transtrend Master	347,885,333	5,291,301	342,594,032
Willowbridge Master	431,268,589	22,482,971	408,785,618

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Winton Master	$603,348,671	$307,301	$603,041,370
Transtrend Master	375,412,557	351,832	375,060,725
Willowbridge Master	366,002,932	17,302,983	348,699,949

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$154,080	$22,505,089	$22,659,169
Transtrend Master	(3,581,951)	42,260,069	38,678,118
Willowbridge Master	(109,566)	(2,093,510)	(2,203,076)

	For the three months ended March 31, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$(216,697)	$63,243,794	$63,027,097
Transtrend Master	(8,583,013)	35,620,187	27,037,174
Willowbridge Master	(277,538)	11,233,268	10,955,730

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro rata share of the results of operations of the Funds are shown in the following tables:

	March 31, 2016		For the three months ended March 31, 2016
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)
Funds				Clearing Fees	Professional Fees				Investment Objective	Redemptions Permitted
Winton Master	29.17%	$325,677,263	$13,477,000	$95,297	$11,727	$-	$-	$13,369,976	Commodity Portfolio	Monthly
Transtrend Master	29.45%	328,859,791	40,736,856	401,442	161	849,296	2,196,828	37,289,129	Commodity Portfolio	Monthly
Willowbridge Master	26.64%	297,469,203	(1,316,590)	224,309	15,502	-	-	(1,556,401)	Commodity Portfolio	Monthly

Total		$952,006,257	$52,897,266	$721,048	$27,390	$849,296	$2,196,828	$49,102,704

	December 31, 2015		For the three months ended March 31, 2015
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
Winton Master	32.27%	$351,974,066	$41,135,360	$125,115	$24,820	$-	$-	$40,985,425	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	34,611,329	419,527	-	1,342,186	6,569,923	26,279,693	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	8,729,580	197,104	25,642	-	-	8,506,834	Commodity Portfolio	Monthly

Total		$998,303,064	$84,476,269	$741,746	$50,462	$1,342,186	$6,569,923	$75,771,952

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 29.4% to 44.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, the Partnership’s capital increased 2.4% from $1,090,699,381 to $1,116,651,766. This increase was attributable to subscriptions of 7,838.9270 Class A Limited Partner Redeemable Units totaling $24,317,529, coupled with a net gain of $49,897,363, which was partially offset by redemptions of 15,065.7510 Class A Limited Partner Redeemable Units totaling $47,547,874, redemptions of 12.0000 Class Z Limited Partner Redeemable Units totaling $14,639 and redemptions of 573.8410 Class Z General Partner Redeemable Units totaling $699,994. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit for Class A increased 4.5% from $3,004.84 to $3,140.66, as compared to an increase of 5.2% in the first quarter of 2015. During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit for Class Z increased 4.8% from $1,133.48 to $1,188.08, as compared to an increase of 5.5% in the first quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $63,566,834. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, metals, softs and indices. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $84,459,934. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, softs and indices and were partially offset by losses in grains and metals.

The most significant gains were achieved within the global interest rate sector during January and February from long positions in European and Asian fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were recorded from long positions in U.S. fixed income futures as prices moved higher amid concern potential weakness in the U.S. economy could halt Federal Reserve Chair Janet Yellen’s plan to continue to raise interest rates. Within the energy complex, gains were recorded during January from short positions in crude oil and its related products as prices slumped after the OPEC nations failed to come to an agreement to curtail production. Gains were also experienced within the energy sector during February from short positions in natural gas futures as prices fell as mild weather in the U.S. diminished heating demand from homes and businesses. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the metals sector during January and February from short positions in gold and silver futures as prices rose as a weakening U.S. dollar spurred investor demand for precious metals. Within the currency sector, losses were experienced primarily during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. Losses within the global stock index markets were recorded during January from long positions in U.S. equity index futures as prices declined sharply amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional losses within the global stock index sector were experienced during March from short positions in Asian equity index futures as global stocks rallied, buoyed by rising commodity prices. Within the agricultural sector, losses were incurred during March from short positions in wheat futures as prices moved higher after rainy weather conditions threatened U.S. Midwest farmland. Additional losses in this sector were recorded during January from corn futures positions.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three months ended March 31, 2016 increased by $598,116 as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016 as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Funds’ accounts, (2) the amount of Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Funds and (3) upon interest rates over which the Partnership, the Funds and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2016 were $108,620. The Partnership did not trade directly during the three months ended March 31, 2015.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended March 31, 2016 increased by $251,487 compared to the corresponding period in 2015. The increase in ongoing selling agent fees during the three months ended March 31, 2016 as compared to the corresponding period in 2015 is primarily due to an increase in the number of trades executed by the Advisors during the period.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2016 decreased by $478,051 as compared to the corresponding period in 2015. The decrease in management fees is due to an overall reduction in the weighted average management fee rate among the Advisors during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2016 decreased by $48,614 as compared to the corresponding period in 2015. The decrease in the General Partner fees is due to lower average adjusted net assets during the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter or calendar half year, as applicable. Trading performance for the three months ended March 31, 2016 resulted in incentive fees of $3,752,267. Trading performance for the three months ended March 31, 2015 resulted in incentive fees of $15,369,288. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2016 and December 31, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

		March 31, 2016		December 31, 2015
	March 31, 2016	(percentage of net assets)	December 31, 2015	(percentage of net assets)
Winton Capital Management Limited	$314,151,145	28%	$350,917,865	32%
Transtrend B.V.	$327,455,585	29%	$348,378,225	32%
Willowbridge Associates, Inc.	$286,633,111	26%	$285,106,315	26%
Systematica Investments Limited	$188,411,925	17%	$106,296,976	10%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss directly and indirectly through its investments in the Funds. The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with exception to Systematica, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Systematica directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by Systematica) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the Partnership’s total capitalization was $1,116,651,766.

March 31, 2016

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$29,618,826	2.65%
Currencies	76,924,856	6.89%
Interest Rates	38,927,324	3.49%
Equities	33,944,547	3.04%

Total	$179,415,553	16.07%

As of December 31, 2015, the Partnership’s total capitalization was $1,090,699,381. December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$48,736,440	4.47%
Currencies	112,093,671	10.28%
Interest Rates	29,829,531	2.73%
Equities	23,837,876	2.19%

Total	$214,497,518	19.67%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2016 and December 31, 2015, the highest and lowest value at any point and the average value during the period. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of March 31, 2016 and December 31, 2015 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,556,395	0.86%	$13,974,338	$7,282,770	$9,616,984
Energy	1,366,146	0.12%	3,303,168	1,310,631	1,798,398
Grains	1,231,898	0.11%	1,979,222	1,096,611	1,369,128
Indices	5,990,354	0.54%	5,990,354	2,511,223	4,324,482
Interest Rates U.S.	2,704,257	0.24%	2,704,257	1,175,197	2,018,220
Interest Rates Non-U.S.	4,093,377	0.37%	4,093,377	1,595,866	2,891,500
Livestock	136,208	0.01%	232,436	86,048	117,893
Metals	1,732,323	0.16%	1,827,556	776,177	1,304,062
Softs	455,255	0.04%	455,255	81,334	313,533

Total	$27,266,213	2.45%

* Average of month-end Values at Risk. December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,264,179	0.76%	$8,264,179	$2,580,044	$6,008,057
Energy	2,415,492	0.22%	2,961,079	1,194,053	2,322,188
Grains	1,361,476	0.12%	1,778,101	803,634	1,341,896
Indices	2,203,856	0.20%	5,762,431	1,268,720	3,113,896
Interest Rates U.S.	617,589	0.06%	1,843,149	617,589	1,005,168
Interest Rates Non-U.S.	1,132,208	0.10%	3,044,969	1,036,552	2,153,444
Livestock	136,290	0.01%	238,590	27,885	153,285
Metals	1,195,353	0.11%	2,015,586	544,877	1,252,148
Softs	53,693	0.01%	217,017	3,300	104,748

Total	$17,380,136	1.59%

*	Average of month-end Values at Risk.

As of March 31, 2016, Winton Master’s total capitalization was $576,641,262. The Partnership owned approximately 56.5% of Winton Master. As of March 31, 2016, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$26,385,425	4.58%	$42,598,786	$26,385,425	$31,767,892
Energy	4,651,257	0.81%	9,165,346	4,651,257	6,135,762
Grains	2,991,612	0.52%	4,040,676	2,926,518	3,352,882
Indices	17,937,504	3.11%	18,586,082	15,402,673	17,124,163
Interest Rates U.S.	7,860,526	1.36%	9,700,222	4,197,547	8,725,264
Interest Rates Non-U.S.	9,581,214	1.66%	11,518,131	8,160,875	10,092,031
Livestock	839,768	0.15%	882,833	721,875	811,745
Metals	2,833,869	0.49%	8,129,524	2,551,532	4,358,890
Softs	1,329,342	0.23%	1,329,342	1,074,232	1,229,976

Total	$74,410,517	12.91%

*	Average of month-end Values at Risk.

As of December 31, 2015, Winton Master’s total capitalization was $603,041,370. The Partnership owned approximately 58.4% of Winton Master. As of December 31, 2015, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

As of March 31, 2016, Transtrend Master’s total capitalization was $342,594,032. The Partnership owned approximately 96.0% of Transtrend Master. As of March 31, 2016, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$13,060,945	3.81%	$28,363,248	$10,854,560	$18,955,445
Currencies	25,152,303	7.34%	25,821,782	17,023,450	20,372,095
Interest Rates	18,306,993	5.34%	21,050,104	16,421,806	18,477,573
Equities	10,981,257	3.21%	11,020,988	4,492,623	7,604,816

Total	$67,501,498	19.70%

*	Average of daily Values at Risk.

As of December 31, 2015, Transtrend Master’s total capitalization was $375,060,725. The Partnership owned 96.1% of Transtrend Master. As of December 31, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$29,016,995	7.73%	$41,055,823	$14,729,129	$25,723,265
Currencies	17,915,751	4.78%	35,884,544	13,251,842	24,581,868
Interest Rates	17,445,942	4.65%	25,662,037	5,903,989	14,143,966
Equities	10,076,386	2.69%	25,283,167	3,545,123	14,851,447

Total	$74,455,074	19.85%

*	Annual average of daily Values at Risk.

As of March 31, 2016, Willowbridge Master’s total capitalization was $408,785,618. The Partnership owned approximately 72.8% of Willowbridge Master. As of March 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$38,893,524	9.51%	$79,559,952	$35,186,364	$41,262,527
Energy	3,455,221	0.85%	12,259,443	378,906	3,473,316
Indices	9,996,561	2.45%	9,996,561	-	3,332,187
Interest Rates U.S.	5,365,546	1.31%	22,748,409	515,185	7,800,674
Interest Rates Non-U.S.	1,091,038	0.27%	4,149,092	-	1,028,877
Metals	3,431,571	0.84%	3,876,473	-	1,143,857

Total	$62,233,461	15.23%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16,

2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2016, there were subscriptions of 7,838.9270 Class A Redeemable Units totaling $24,317,529. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

					(c) Total Number of	(d) Maximum Number
					Redeemable	(or Approximate
		Class A		Class Z	Units Purchased	Dollar Value) of
	Class A	(b) Average	Class Z	(b) Average	as Part of	Redeemable Units
	(a) Total Number of	Price Paid per	(a) Total Number of	Price Paid per	Publicly	that May Yet Be
	Redeemable	Redeemable	Redeemable	Redeemable	Announced	Purchased Under the
Period	Units Purchased*	Unit**	Units Purchased*	Unit**	Plans or Programs	Plans or Programs

January 1, 2016 - January 31, 2016	5,202.8440	$3,129.62	-	$1,181.72	N/A	N/A
February 1, 2016 - February 29, 2016	3,309.0250	$3,227.97	12.0000	$1,219.84	N/A	N/A
March 1, 2016 - March 31, 2016	6,553.8820	$3,140.66	-	$1,188.08	N/A	N/A

	15,065.7510	$3,156.02	12.0000	$1,219.84

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.        Other Information — None.

Item 6.	Exhibits

3.1	(a)	Fourth Amended and Restated Limited Partnership Agreement, dated August 31, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on September 5, 2012 and incorporated herein by reference.

	(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement, dated as of January 1, 2016 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

3.2	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(b)	1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

	(c)	2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(d)	3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(e)	4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

	(f)	5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(g)	6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1(a) to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(h)	1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(i)	7th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(j)	8th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(k)	9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2 (j) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1		Amended and Restated Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the current report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.2		Amended and Restated Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.1 to the current report on Form 8-K filed on December 22, 2015 and incorporated herein by reference).

10.3	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

	(b)	Letter extending the Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.4(b) to the annual report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.4		Management Agreement among the Partnership, the General Partner and Systematica Investments Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 18, 2015 and incorporated herein by reference).

10.5	(a)	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective March 1, 2014 (filed as Exhibit 10.7 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference.

	(b)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the current report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.6		Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.7		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.8	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9		Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016