Form 10-Q
period 2016-06-30
ORION FUTURES FUND LP
filed 2016-08-11
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes    No X

As of July 31, 2016, 343,438.6128 Limited Partnership Class A Redeemable Units were outstanding and 2,632.8222 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets:
Investment in the Funds(1), at fair value	$911,922,315	$998,303,064

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $152,908,967 and $91,974,799 at June 30, 2016 and December 31, 2015, respectively)	152,958,547	91,990,239
Cash at MS&Co.	8,875,489	-
Cash margin	19,398,802	17,384,114
Net unrealized appreciation on open futures contracts	5,674,060	137,936
Net unrealized appreciation on open forward contracts	500,223	467,991

Total equity in trading account	187,407,121	109,980,280

Cash at bank	607	-
Interest receivable	7,135	3,437

Total assets	$1,099,337,178	$1,108,286,781

Liabilities and Partners’ Capital:
Liabilities:
Cash overdraft	$-	$2,799,232
Accrued expenses:
Ongoing selling agent fees	2,823,548	2,758,713
Management fees	902,462	885,234
General Partner fees	685,102	688,987
Professional fees	350,571	349,705
Redemptions payable to Limited Partners	18,166,309	10,105,529

Total liabilities	22,927,992	17,587,400

Partners’ Capital:
General Partner, Class Z (10,028.8593 and 10,602.7003 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively)	11,727,007	12,017,940
Limited Partners, Class A (344,675.2878 and 357,997.9468 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively)	1,061,603,552	1,075,725,600
Limited Partners, Class Z (2,632.8222 and 2,607.7592 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively)	3,078,627	2,955,841

Total partners’ capital (net asset value)	1,076,409,186	1,090,699,381

Total liabilities and partners’ capital	$1,099,337,178	$1,108,286,781

Net asset value per Redeemable Unit:
Class A	$3,080.01	$3,004.84

Class Z	$1,169.33	$1,133.48

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	18	$(20,381)	(0.00)	*%
Grains	248	267,195	0.02
Indices	175	267,439	0.02
Interest Rates U.S.	1,076	945,837	0.09
Interest Rates Non-U.S.	2,932	3,301,593	0.31
Livestock	62	(102,900)	(0.01)
Metals	84	284,570	0.03
Softs	109	110,186	0.01

Total futures contracts purchased		5,053,539	0.47

Futures Contracts Sold
Energy	381	(255,132)	(0.02)
Grains	1,134	1,419,297	0.13
Indices	929	(263,299)	(0.02)
Interest Rates Non-U.S.	982	(41,724)	(0.00)	*
Livestock	104	(48,208)	(0.00)	*
Metals	58	(207,883)	(0.02)
Softs	60	17,470	0.00	*

Total futures contracts sold		620,521	0.07

Net unrealized appreciation on open futures contracts		$5,674,060	0.54%

Unrealized Appreciation on Open Forward Contracts
Currencies	$347,482,022	$7,949,291	0.74%
Metals	743	2,212,827	0.21

Total unrealized appreciation on open forward contracts		10,162,118	0.95

Unrealized Depreciation on Open Forward Contracts
Currencies	$365,986,108	(6,928,377)	(0.64)
Metals	852	(2,733,518)	(0.25)

Total unrealized depreciation on open forward contracts		(9,661,895)	(0.89)

Net unrealized appreciation on open forward contracts		$500,223	0.06%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$13,000,000	7/7/2016	U.S. Treasury bills, 0.205% (Amortized cost of $12,996,225)	$12,999,854	1.21%
$115,000,000	8/11/2016	U.S. Treasury bills, 0.29% (Amortized cost of $114,927,742)	114,974,787	10.68
$25,000,000	9/29/2016	U.S. Treasury bills, 0.24% (Amortized cost of $24,985,000)	24,983,906	2.32

Total U.S. Government Securities			$152,958,547	14.21%

Investment in the Funds
CMF Winton Master L.P.			$315,651,086	29.32%
Morgan Stanley Smith Barney TT II, LLC			313,682,723	29.14
CMF Willowbridge Master Fund L.P.			282,588,506	26.25

Total investment in the Funds			$911,922,315	84.71%

*	Due to rounding.

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Investment Income:
Interest income	$107,226	$-	$197,423	$-
Interest income allocated from the Funds	429,042	13,584	953,296	29,919

Total investment income	536,268	13,584	1,150,719	29,919

Expenses:
Expenses allocated from the Funds	1,307,431	1,993,407	5,101,993	10,697,724
Clearing fees related to direct investments	184,726	-	293,346	-
Ongoing selling agent fees	3,808,783	2,943,430	7,033,083	5,916,243
Management fees	2,679,165	2,699,158	5,487,531	5,492,685
General Partner fees	2,016,900	2,071,308	4,184,642	4,287,664
Incentive fees	(1,555,439)	-	-	8,799,365
Professional fees	570,867	147,228	1,195,760	269,844

Total expenses	9,012,433	9,854,531	23,296,355	35,463,525

Net investment income (loss)	(8,476,165)	(9,840,947)	(22,145,636)	(35,433,606)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(19,585,440)	-	(11,056,693)	-
Net realized gains (losses) on closed contracts allocated from the Funds	(42,556,636)	(85,482,969)	3,384,116	16,188,855
Net change in unrealized gains (losses) on open contracts	3,048,360	-	5,713,435	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	45,864,446	(36,259,499)	52,296,706	(53,471,389)

Total trading results	(13,229,270)	(121,742,468)	50,337,564	(37,282,534)

Net income (loss)	$(21,705,435)	$(131,583,415)	$28,191,928	$(72,716,140)

Net income (loss) allocation by Class:
Class A	$(21,470,579)	$(129,867,925)	$27,686,853	$(71,812,582)

Class Z	$(234,856)	$(1,715,490)	$505,075	$(903,558)

Net asset value per Redeemable Unit:
Class A (344,675.2878 and 362,551.8998 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$3,080.01	$2,880.27	$3,080.01	$2,880.27

Class Z (12,661.6815 and 13,069.6645 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,169.33	$1,080.58	$1,169.33	$1,080.58

Net income (loss) per Redeemable Unit*:
Class A	$(60.65)	$(357.57)	$75.17	$(196.51)

Class Z	$(18.75)	$(130.85)	$35.85	$(67.65)

Weighted average Redeemable Units outstanding:
Class A	351,277.0961	363,298.9891	355,165.0941	362,463.1355

Class Z	12,636.9728	13,106.9195	12,826.0760	13,017.0667

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total

	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	43,797,201	14,318.9170	52,497	46.9850	43,849,698	14,365.9020
Redemptions - General Partner	-	-	(699,994)	(573.8410)	(699,994)	(573.8410)
Redemptions - Limited Partners	(85,606,102)	(27,641.5760)	(25,725)	(21.9220)	(85,631,827)	(27,663.4980)
Net income (loss)	27,686,853	-	505,075	-	28,191,928	-

Partners’ Capital, June 30, 2016	$1,061,603,552	344,675.2878	$14,805,634	12,661.6815	$1,076,409,186	357,336.9693

Partners’ Capital, December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Subscriptions - Limited Partners	84,887,102	27,083.0020	515,805	432.8080	85,402,907	27,515.8100
Redemptions - Limited Partners	(65,551,790)	(20,983.5610)	(204,253)	(178.4220)	(65,756,043)	(21,161.9830)
Net income (loss)	(71,812,582)	-	(903,558)	-	(72,716,140)	-

Partners’ Capital, June 30, 2015	$1,044,248,081	362,551.8998	$14,122,833	13,069.6645	$1,058,370,914	375,621.5643

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011 were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest income earned on U.S. Treasury bills and money market mutual fund securities purchased will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Effective March 1, 2014, the Partnership entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Effective October 1, 2014, the ongoing selling agent fee is calculated by multiplying the Partnership’s round turn futures transactions by $15.00 each, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. Class Z Redeemable Units are currently not subject to an ongoing selling agent fee. Morgan Stanley Wealth Management may pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

The General Partner fees, management fees, incentive fees and professional fees (formerly, other expenses) of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and the changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(6,759,019) (proceeds of $6,918,026) and $(3,091,422) (proceeds of $3,105,350) at June 30, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services—Investment Companies.” See Note 3, “Financial Highlights.”

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(36.70)	$(13.77)	$(330.73)	$(123.83)	$136.94	$51.95	$(99.59)	$(37.53)
Net investment loss	(23.95)	(4.98)	(26.84)	(7.02)	(61.77)	(16.10)	(96.92)	(30.12)

Increase (decrease) for the period	(60.65)	(18.75)	(357.57)	(130.85)	75.17	35.85	(196.51)	(67.65)
Net asset value per Redeemable Unit, beginning of period	3,140.66	1,188.08	3,237.84	1,211.43	3,004.84	1,133.48	3,076.78	1,148.23

Net asset value per Redeemable Unit, end of period	$3,080.01	$1,169.33	$2,880.27	$1,080.58	$3,080.01	$1,169.33	$2,880.27	$1,080.58

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital**:
Net investment loss***	(3.7)%	(2.2)%	(3.6)%	(2.5)%	(3.9)%	(2.6)%	(5.0)%	(4.0)%

Operating expenses	4.0%	2.6%	3.6%	2.5%	3.9%	2.6%	3.6%	2.6%
Incentive fees	(0.2)%	(0.2)%	-%	-%	0.2%	0.2%	1.4%	1.4%

Total expenses	3.8%	2.4%	3.6%	2.5%	4.1%	2.8%	5.0%	4.0%

Total return:
Total return before incentive fees	(2.1)%	(1.8)%	(11.0)%	(10.8)%	2.7%	3.4%	(5.0)%	(4.5)%
Incentive fees	0.2%	0.2%	-%	-%	(0.2)%	(0.2)%	(1.4)%	(1.4)%

Total return after incentive fees	(1.9)%	(1.6)%	(11.0)%	(10.8)%	2.5%	3.2%	(6.4)%	(5.9)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three and six months ended June 30, 2016 were 10,141 and 9,743, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and six months ended June 30, 2016 were 1,551 and 1,344, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three and six months ended June 30, 2016 were $1,020,221,237 and $850,919,227, respectively. During the period January 1, 2015 to June 30, 2015, the assets of the Partnership were not traded directly.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of June 30, 2016 and December 31, 2015.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$7,104,284	$(1,430,224)	$5,674,060	$-	$-	$5,674,060
Forwards	10,162,118	(9,661,895)	500,223	-	-	500,223

Total assets	$17,266,402	$(11,092,119)	$6,174,283	$-	$-	$6,174,283

Liabilities
Futures	$(1,430,224)	$1,430,224	$-	$-	$-	$-
Forwards	(9,661,895)	9,661,895	-	-	-	-

Total liabilities	$(11,092,119)	$11,092,119	$-	$-	$-	$-

Net fair value						$6,174,283	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,021,386	$(1,883,450)	$137,936	$-	$-	$137,936
Forwards	2,696,643	(2,228,652)	467,991	-	-	467,991

Total assets	$4,718,029	$(4,112,102)	$605,927	$-	$-	$605,927

Liabilities
Futures	$(1,883,450)	$1,883,450	$-	$-	$-	$-
Forwards	(2,228,652)	2,228,652	-	-	-	-

Total liabilities	$(4,112,102)	$4,112,102	$-	$-	$-	$-

Net fair value						$605,927	*

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2016 and December 31, 2015.

	June 30, 2016
Assets
Futures Contracts
Energy	$91,399
Grains	1,733,467
Indices	546,147
Interest Rates U.S.	963,868
Interest Rates Non-U.S.	3,337,064
Livestock	18,328
Metals	286,320
Softs	127,691

Total unrealized appreciation on open futures contracts	7,104,284

Liabilities
Futures Contracts
Energy	(366,912)
Grains	(46,975)
Indices	(542,007)
Interest Rates U.S.	(18,031)
Interest Rates Non-U.S.	(77,195)
Livestock	(169,436)
Metals	(209,633)
Softs	(35)

Total unrealized depreciation on open futures contracts	(1,430,224)

Net unrealized appreciation on open futures contracts	$5,674,060	*

Assets
Forward Contracts
Currencies	$7,949,291
Metals	2,212,827

Total unrealized appreciation on open forward contracts	10,162,118

Liabilities
Forward Contracts
Currencies	(6,928,377)
Metals	(2,733,518)

Total unrealized depreciation on open forward contracts	(9,661,895)

Net unrealized appreciation on open forward contracts	$500,223	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, no derivative instruments were traded directly by the Partnership.

Sector	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Currencies	$(1,418,193)		$1,159,848
Energy	(4,670,620)		(2,160,456)
Grains	1,481,572		866,392
Indices	(12,644,136)		(12,393,889)
Interest Rates U.S.	240,371		3,412,142
Interest Rates Non-U.S.	3,663,202		8,312,887
Livestock	(421,676)		(856,829)
Metals	(2,188,657)		(3,102,364)
Softs	(578,943)		(580,989)

Total	$(16,537,080)	***	$(5,343,258)	***

***	This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$7,104,284	$7,104,284	$-	$-
Forwards	10,162,118	2,212,827	7,949,291	-
U.S. Treasury bills	152,958,547	-	152,958,547	-

Total assets	$170,224,949	$9,317,111	$160,907,838	$-

Liabilities
Futures	$1,430,224	$1,430,224	$-	$-
Forwards	9,661,895	2,733,518	6,928,377	-

Total liabilities	$11,092,119	$4,163,742	$6,928,377	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,021,386	$2,021,386	$-	$-
Forwards	2,696,643	1,375,041	1,321,602	-
U.S. Treasury bills	91,990,239	-	91,990,239	-

Total assets	$96,708,268	$3,396,427	$93,311,841	$-

Liabilities
Futures	$1,883,450	$1,883,450	$-	$-
Forwards	2,228,652	765,188	1,463,464	-

Total liabilities	$4,112,102	$2,648,638	$1,463,464	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2016.

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

At June 30, 2016, the Partnership owned approximately 54.7% of Winton Master, 95.9% of Transtrend Master and 72.6% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master and 82.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	June 30, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$577,134,699	$45,523	$577,089,176
Transtrend Master	342,296,098	15,095,728	327,200,370
Willowbridge Master	390,739,775	1,675,338	389,064,437

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Winton Master	$603,348,671	$307,301	$603,041,370
Transtrend Master	375,412,557	351,832	375,060,725
Willowbridge Master	366,002,932	17,302,983	348,699,949

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$137,398	$17,050,084	$17,187,482
Transtrend Master	(955,861)	209,565	(746,296)
Willowbridge Master	(74,889)	(8,464,297)	(8,539,186)

	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$291,478	$39,555,173	$39,846,651
Transtrend Master	(4,537,812)	42,469,634	37,931,822
Willowbridge Master	(184,455)	(10,557,807)	(10,742,262)

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(234,782)	$(63,902,539)	$(64,137,321)
Transtrend Master	(1,710,837)	(63,033,724)	(64,744,561)
Willowbridge Master	(213,266)	(24,855,443)	(25,068,709)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(451,479)	$(658,745)	$(1,110,224)
Transtrend Master	(10,293,850)	(27,413,537)	(37,707,387)
Willowbridge Master	(490,804)	(13,622,175)	(14,112,979)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2016		For the three months ended June 30, 2016
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
Winton Master	29.32%	$315,651,086	$9,451,315	$88,716	$11,252	$-	$-	$9,351,347	Commodity Portfolio	Monthly
Transtrend Master	29.14%	313,682,723	300,025	445,675	216	751,972	(177,577)	(720,261)	Commodity Portfolio	Monthly
Willowbridge Master	26.25%	282,588,506	(6,014,488)	172,253	14,924	-	-	(6,201,665)	Commodity Portfolio	Monthly

Total		$911,922,315	$3,736,852	$706,644	$26,392	$751,972	$(177,577)	$2,429,421

	June 30, 2016		For the six months ended June 30, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Winton Master	29.32%	$315,651,086	$22,928,315	$184,013	$22,979	$-	$-	$22,721,323	Commodity Portfolio	Monthly
Transtrend Master	29.14%	313,682,723	41,036,881	847,117	377	1,601,268	2,019,251	36,568,868	Commodity Portfolio	Monthly
Willowbridge Master	26.25%	282,588,506	(7,331,078)	396,562	30,426	-	-	(7,758,066)	Commodity Portfolio	Monthly

Total		$911,922,315	$56,634,118	$1,427,692	$53,782	$1,601,268	$2,019,251	$51,532,125

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015		For the three months ended June 30, 2015
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Management Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
Winton Master	32.27%	$351,974,066	$(40,127,273)	$137,830	$16,996	$-	$(40,282,099)	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	(61,438,364)	386,039	-	1,272,576	(63,096,979)	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	(20,163,247)	161,249	18,717	-	(20,343,213)	Commodity Portfolio	Monthly

Total		$998,303,064	$(121,728,884)	$685,118	$35,713	$1,272,576	$(123,722,291)

	December 31, 2015		For the six months ended June 30, 2015
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Management Fees	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Professional Fees
Winton Master	32.27%	$351,974,066	$1,008,087	$262,945	$41,816	$-	$-	$703,326	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	(26,827,035)	805,566	-	2,614,762	6,569,923	(36,817,286)	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	(11,433,667)	358,353	44,359	-	-	(11,836,379)	Commodity Portfolio	Monthly

Total		$998,303,064	$(37,252,615)	$1,426,864	$86,175	$2,614,762	$6,569,923	$(47,950,339)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 28.3% to 35.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

(Unaudited)

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, the Partnership’s capital decreased 1.3% from $1,090,699,381 to $1,076,409,186. This decrease was attributable to redemptions of 27,641.5760 Class A Limited Partner Redeemable Units totaling $85,606,102, redemptions of 21.9220 Class Z Limited Partner Redeemable Units totaling $25,725 and redemptions of 573.8410 Class Z General Partner Redeemable Units totaling $699,994 which was partially offset by a net gain of $28,191,928, subscriptions of 14,318.9170 Class A Limited Partner Redeemable Units totaling $43,797,201 and subscriptions of 46.9850 Class Z Limited Partner Redeemable Units totaling $52,497. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit for Class A decreased 1.9% from $3,140.66 to $3,080.01, as compared to a decrease of 11.0% in the second quarter of 2015. During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit for Class Z decreased 1.6% from $1,188.08 to $1,169.33, as compared to a decrease of 10.8% in the second quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $13,229,270. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals, indices and softs and were partially offset by gains in currencies, grains and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $121,742,468. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, currencies, energy, U.S. and non–U.S. interest rates, livestock, metals and grains.

The most significant losses were incurred within the global stock index sector during June from long positions in U.S., European, and Asian equity index futures as prices declined amid uncertainty surrounding the economic situation in Europe. Additional losses in this sector were recorded during April from short positions in Asian and European equity index futures as prices rallied early in the month amid signs of optimism about the global economy. Losses within the energy markets were recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Within the metals markets, losses were experienced primarily during May from long positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar diminished demand for precious metals. Losses were also incurred within the agricultural sector during April from short positions in corn and wheat futures as prices advanced as severe drought conditions in Brazil threatened grain harvests. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices surged amid uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Additional gains were recorded within the currency sector during June from short positions in the British pound and euro versus the U.S. dollar as the relative value of the European currencies weakened, particularly the pound which dropped sharply, after the U.K. voted to leave the European Union.

During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit for Class A increased 2.5% from $3,004.84 to $3,080.01, as compared to a decrease of 6.4% during the six months ended June 30, 2015. During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit for Class Z increased 3.2% from $1,133.48 to $1,169.33, as compared to a decrease of 5.9% during the six months ended June 30, 2015. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $50,337,564. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals, softs and indices. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2015 of $37,282,534. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, metals and grains and were partially offset by gains in non–U.S. interest rates, indices and softs.

The most significant gains were achieved within the global interest rate sector during January and February from long positions in European and Asian fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were recorded during June from long positions in European and U.S. fixed income futures as prices surged as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the global stock index markets during June from long positions in U.S., European, and Asian equity index futures as prices declined amid uncertainty surrounding the economic situation in Europe. Losses within the global stock index sector were also experienced during January from long positions in U.S. equity index futures as prices declined sharply amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Within the metals markets, losses were recorded during January and February from short positions in gold and silver futures as prices rose as a weakening U.S. dollar spurred investor demand for precious metals. Within the currency sector, losses were experienced during May from long positions in the Japanese yen and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied amid increased speculation of the potential for a June interest rate hike by the Federal Reserve. Within the energy complex, losses were incurred during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Within the agricultural sector, losses were incurred during March from short positions in wheat futures as prices moved higher after rainy weather conditions threatened U.S. Midwest farmland. Additional losses in this sector were recorded during January from corn futures positions.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at a rate equal to the monthly 4-week U.S. Treasury bill discount rate. MS&Co. credits Transtrend Master with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% each month on assets deposited with MS&Co. but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three and six months ended June 30, 2016 increased by $522,684 and $1,120,800, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual funds purchased by the Partnership and/or the Funds and (3) interest rates over which the Partnership, the Funds and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2016 were $184,726 and $293,346, respectively. The Partnership did not trade directly during the three months and six ended June 30, 2015.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and six months ended June 30, 2016 increased by $865,353 and $1,116,840, respectively, compared to the corresponding periods in 2015. The increase in ongoing selling agent fees during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015 is primarily due to an increase in the number of trades executed by the Advisors during the periods.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2016 decreased by $540,597 and $1,018,648, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to an overall reduction in the weighted average management fee rate among the Advisors during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2016 decreased by $54,408 and $103,022, respectively, as compared to the corresponding periods in 2015. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended June 30, 2016 resulted in a reversal of previously accrued incentive fees of $1,733,016 and for the six months ended June 30, 2016 resulted in incentive fees of $2,019,251. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees of $0 and $15,369,288, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2016 and March 31, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

		June 30, 2016		March 31, 2016
	June 30, 2016	(percentage of net assets)	March 31, 2016	(percentage of net assets)
Winton	$305,726,150	29%	$314,151,145	28%
Transtrend	$302,746,623	28%	$327,455,585	29%
Willowbridge	$281,701,434	26%	$286,633,111	26%
Systematica	$186,234,979	17%	$188,411,925	17%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Partnership’s total capitalization was $1,076,409,186.

June 30, 2016

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$21,223,890	1.97%
Currencies	66,855,864	6.21
Interest Rates	33,494,421	3.11
Equities	18,534,516	1.72

Total	$140,108,691	13.01%

As of December 31, 2015, the Partnership’s total capitalization was $1,090,699,381.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$48,736,440	4.47%
Currencies	112,093,671	10.28
Interest Rates	29,829,531	2.73
Equities	23,837,876	2.19

Total	$214,497,518	19.67%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2016 and December 31, 2015, the highest and lowest value at any point and the average value during the period. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of June 30, 2016 and December 31, 2015 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,683,337	0.71%	$16,314,923	$7,683,337	$10,578,011
Energy	1,226,888	0.11	3,786,267	650,281	1,326,165
Grains	1,470,866	0.14	1,661,103	581,348	1,232,489
Indices	3,250,209	0.30	11,623,270	3,250,209	5,508,852
Interest Rates U.S.	1,414,270	0.13	3,416,760	1,113,311	1,531,277
Interest Rates Non-U.S.	2,831,126	0.26	6,788,511	2,721,493	4,101,896
Livestock	268,290	0.02	465,795	65,093	275,138
Metals	979,951	0.09	1,709,182	797,711	1,315,580
Softs	273,865	0.03	514,659	105,043	320,750

Total	$19,398,802	1.79%

*	Average of month-end Values at Risk.

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,264,179	0.76%	$8,264,179	$2,580,044	$6,008,057
Energy	2,415,492	0.22	2,961,079	1,194,053	2,322,188
Grains	1,361,476	0.12	1,778,101	803,634	1,341,896
Indices	2,203,856	0.20	5,762,431	1,268,720	3,113,896
Interest Rates U.S.	617,589	0.06	1,843,149	617,589	1,005,168
Interest Rates Non-U.S.	1,132,208	0.10	3,044,969	1,036,552	2,153,444
Livestock	136,290	0.01	238,590	27,885	153,285
Metals	1,195,353	0.11	2,015,586	544,877	1,252,148
Softs	53,693	0.01	217,017	3,300	104,748

Total	$17,380,136	1.59%

*	Average of month-end Values at Risk.

As of June 30, 2016, Winton Master’s total capitalization was $577,089,176. The Partnership owned approximately 54.7% of Winton Master. As of June 30, 2016, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$22,899,975	3.97%	$27,918,295	$22,212,213	$24,224,155
Energy	1,453,279	0.25	4,416,149	1,148,413	1,947,054
Grains	2,285,587	0.40	2,876,320	2,129,164	2,252,025
Indices	10,799,248	1.87	19,527,015	10,596,963	16,091,465
Interest Rates U.S.	7,572,324	1.31	8,583,709	5,946,740	7,037,362
Interest Rates Non-U.S.	10,901,716	1.89	10,920,379	7,710,628	9,196,768
Livestock	636,570	0.11	938,273	623,700	638,220
Metals	5,656,569	0.98	6,065,349	2,614,164	4,667,008
Softs	1,482,922	0.26	1,486,358	1,119,642	1,316,999

Total	$63,688,190	11.04%

*	Average of month-end Values at Risk.

As of December 31, 2015, Winton Master’s total capitalization was $603,041,370. The Partnership owned approximately 58.4% of Winton Master. As of December 31, 2015, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$40,462,391	6.71%	$48,614,615	$15,576,197	$35,944,393
Energy	9,717,129	1.61	9,931,478	4,409,409	7,710,733
Grains	4,243,794	0.71	4,675,587	908,552	2,777,114
Indices	20,463,380	3.39	38,149,455	6,133,415	23,684,667
Interest Rates U.S.	4,509,892	0.75	12,570,085	4,509,892	9,528,608
Interest Rates Non-U.S.	9,044,627	1.50	14,830,759	4,180,208	10,971,313
Livestock	822,690	0.14	1,001,330	363,495	696,799
Metals	8,647,874	1.43	11,766,815	5,052,082	8,300,999
Softs	1,350,801	0.22	2,208,250	954,635	1,773,316

Total	$99,262,578	16.46%

*	Annual average of month-end Values at Risk.

As of June 30, 2016, Transtrend Master’s total capitalization was $327,200,370. The Partnership owned approximately 95.9% of Transtrend Master. As of June 30, 2016, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$10,182,912	3.11%	$13,245,907	$6,504,258	$9,522,539
Currencies	29,607,824	9.05	30,402,566	17,078,474	25,323,135
Interest Rates	17,472,083	5.34	21,306,547	10,375,020	16,543,877
Equities	9,778,017	2.99	17,749,265	7,318,365	11,856,605

Total	$67,040,836	20.49%

*	Average of daily Values at Risk.

As of December 31, 2015, Transtrend Master’s total capitalization was $375,060,725. The Partnership owned 96.1% of Transtrend Master. As of December 31, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$29,016,995	7.73%	$41,055,823	$14,729,129	$25,723,265
Currencies	17,915,751	4.78	35,884,544	13,251,842	24,581,868
Interest Rates	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equities	10,076,386	2.69	25,283,167	3,545,123	14,851,447

Total	$74,455,074	19.85%

*	Annual average of daily Values at Risk.

As of June 30, 2016, Willowbridge Master’s total capitalization was $389,064,437. The Partnership owned approximately 72.6% of Willowbridge Master. As of June 30, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$25,140,961	6.46%	$41,085,554	$19,334,303	$29,638,317
Interest Rates U.S.	3,289,253	0.85	10,384,050	-	1,933,444
Metals	1,294,700	0.33	4,595,831	-	431,567

Total	$29,724,914	7.64%

*	Average of month-end Values at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 82.0% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2016, there were subscriptions of 6,479.9900 Class A Redeemable Units totaling $19,479,672 and subscriptions of 46.9850 Class Z Redeemable Units totaling $52,497. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

April 1, 2016 - April 30, 2016	2,794.0270	$3,022.44	-	$1,144.35	N/A	N/A
May 1, 2016 - May 31, 2016	3,883.6650	$2,947.51	9.9220	$1,117.33	N/A	N/A
June 1, 2016 - June 30, 2016	5,898.1330	$3,080.01	-	$1,169.33	N/A	N/A

	12,575.8250	$3,026.30	9.9220	$1,117.33

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

Item 5.    Other Information — Pursuant to an amendment dated July 22, 2016 to the management agreement among the Partnership, the General Partner and Systematica, effective January 1, 2016, the Partnership will no longer pay Systematica an incentive fee of 20% of new trading profits quarterly but will instead pay Systematica an incentive fee of 20% of new trading profits annually.

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

10.4	(a)

Management Agreement among the Partnership, the General Partner and Systematica Investments Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on September 18, 2015 and incorporated herein by reference).

(b)

Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Systematica Investments Limited (filed as Exhibit 10.4 to the current report on Form 8-K filed on July 27, 2016 and incorporated herein by reference).

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

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 11, 2016