Form 10-Q
period 2016-09-30
ORION FUTURES FUND LP
filed 2016-11-10
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes    No X

As of October 31, 2016, 338,290.4878 Limited Partnership Class A Redeemable Units were outstanding and 3,118.6742 Limited Partnership Class Z Redeemable Units were outstanding.

ORION FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Orion Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015

Assets:
Investment in the Funds(1), at fair value	$852,777,987	$998,303,064

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $139,914,896 and $91,974,799 at September 30, 2016 and December 31, 2015, respectively)	139,960,771	91,990,239
Cash at MS&Co.	451,354	399,355
Cash margin	52,763,464	14,185,527
Net unrealized appreciation on open futures contracts	235,267	137,936
Net unrealized appreciation on open forward contracts	554,187	467,991

Total equity in trading account	193,965,043	107,181,048

Cash at bank	412	-
Interest receivable	8,114	3,437

Total assets	$1,046,751,556	$1,105,487,549

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$2,893,560	$2,758,713
Management fees	862,593	885,234
General Partner fees	652,136	688,987
Professional fees	440,173	349,705
Redemptions payable to General Partner	89,987	-
Redemptions payable to Limited Partners	10,637,919	10,105,529

Total liabilities	15,576,368	14,788,168

Partners’ Capital:
General Partner, Class Z, 9,949.6793 and 10,602.7003 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	11,307,686	12,017,940
Limited Partners, Class A, 340,795.7298 and 357,997.9468 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	1,016,646,380	1,075,725,600
Limited Partners, Class Z, 2,834.2792 and 2,607.7592 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	3,221,122	2,955,841

Total partners’ capital (net asset value)	1,031,175,188	1,090,699,381

Total liabilities and partners’ capital	$1,046,751,556	$1,105,487,549

Net asset value per Redeemable Unit:
Class A	$2,983.15	$3,004.84

Class Z	$1,136.49	$1,133.48

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

		Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		122	$148,345	0.02%
Grains		617	(816,951)	(0.08)
Indices		1,505	328,120	0.03
Interest Rates U.S.		3,816	192,835	0.02
Interest Rates Non-U.S.		3,864	438,190	0.04
Metals		144	(71,155)	(0.01)
Softs		102	210,715	0.02

Total futures contracts purchased			430,099	0.04

Futures Contracts Sold
Energy		877	(1,429,865)	(0.14)
Grains		2,173	854,195	0.08
Indices		1,757	557,545	0.06
Interest Rates Non-U.S.		3,977	(687,577)	(0.07)
Livestock		198	430,225	0.04
Metals		29	1,205	0.00 **
Softs		138	79,440	0.01

Total futures contracts sold			(194,832)	(0.02)

Net unrealized appreciation on open futures contracts			$235,267	0.02%

Unrealized Appreciation on Open Forward Contracts
Currencies		$446,275,851	$3,854,505	0.37%
Metals		1,576	4,112,054	0.40

Total unrealized appreciation on open forward contracts			7,966,559	0.77

Unrealized Depreciation on Open Forward Contracts
Currencies		$523,824,491	(3,217,632)	(0.31)
Metals		1,668	(4,194,740)	(0.41)

Total unrealized depreciation on open forward contracts			(7,412,372)	(0.72)

Net unrealized appreciation on open forward contracts			$554,187	0.05%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$100,000,000	11/10/2016	U.S. Treasury bills, 0.285%* (Amortized cost of $99,927,958)	$99,978,097	9.70%
$25,000,000	12/8/2016	U.S. Treasury bills, 0.10%* (Amortized cost of $24,995,000)	24,992,552	2.42
$15,000,000	12/29/2016	U.S. Treasury bills, 0.215%* (Amortized cost of $14,991,938)	14,990,122	1.45

Total U.S. Government Securities			$139,960,771	13.57%

Investment in the Funds
CMF Winton Master L.P.			$285,835,139	27.72%
Morgan Stanley Smith Barney TT II, LLC			290,613,500	28.18
CMF Willowbridge Master Fund L.P.			276,329,348	26.80

Total investment in the Funds			$852,777,987	82.70%

*      Liquid non-cash held as collateral.

**    Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		9	$(12,644)	(0.00) **%
Grains		97	(18,421)	(0.00) **
Indices		350	(81,722)	(0.01)
Interest Rates U.S.		1,293	(63,964)	(0.01)
Interest Rates Non-U.S.		478	(155,218)	(0.01)
Softs		20	(6,934)	(0.00) **

Total futures contracts purchased			(338,903)	(0.03)

Futures Contracts Sold
Energy		689	630,002	0.06
Grains		802	454,795	0.04
Indices		646	(237,157)	(0.02)
Interest Rates U.S.		851	(38,851)	(0.00) **
Interest Rates Non-U.S.		475	39,575	0.00 **
Livestock		72	(196,058)	(0.02)
Metals		185	(156,298)	(0.01)
Softs		14	(19,169)	(0.00) **

Total futures contracts sold			476,839	0.05

Net unrealized appreciation on open futures contracts			$137,936	0.02%

Unrealized Appreciation on Open Forward Contracts
Currencies		$106,385,444	$1,321,602	0.12%
Metals		506	1,375,041	0.13

Total unrealized appreciation on open forward contracts			2,696,643	0.25

Unrealized Depreciation on Open Forward Contracts
Currencies		$132,627,103	(1,463,464)	(0.13)
Metals		346	(765,188)	(0.07)

Total unrealized depreciation on open forward contracts			(2,228,652)	(0.20)

Net unrealized appreciation on open forward contracts			$467,991	0.05%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$23,000,000	1/21/16	U.S. Treasury bills, 0.19%* (Amortized cost of $22,996,601)	$22,998,491	2.11%
$69,000,000	2/11/16	U.S. Treasury bills, 0.125%* (Amortized cost of $68,978,198)	68,991,748	6.33

Total U.S. Government Securities			$91,990,239	8.44%

Investment in the Funds
CMF Winton Master L.P.			$351,974,066	32.27%
Morgan Stanley Smith Barney TT II, LLC			360,373,336	33.04
CMF Willowbridge Master Fund L.P.			285,955,662	26.22

Total investment in the Funds			$998,303,064	91.53%

*      Liquid non-cash held as collateral.

**    Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$126,189	$-	$323,612	$-
Interest income allocated from the Funds	539,890	45,234	1,493,186	75,153

Total investment income	666,079	45,234	1,816,798	75,153

Expenses:
Expenses allocated from the Funds	1,507,625	1,895,832	6,609,618	12,593,556
Clearing fees related to direct investments	195,159	-	488,505	-
Ongoing selling agent fees	3,648,934	2,732,888	10,682,017	8,649,131
Management fees	2,646,054	2,783,750	8,133,585	8,276,435
General Partner fees	2,009,669	2,109,462	6,194,311	6,397,126
Incentive fees	-	-	-	8,799,365
Professional fees	545,917	742,483	1,741,677	1,012,327

Total expenses	10,553,358	10,264,415	33,849,713	45,727,940

Net investment loss	(9,887,279)	(10,219,181)	(32,032,915)	(45,652,787)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(5,942,968)	-	(16,999,661)	-
Net realized gains (losses) on closed contracts allocated from the Funds	35,102,806	34,170,041	38,486,922	50,358,896
Net change in unrealized gains (losses) on open contracts	(5,540,082)	-	173,353	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(47,380,426)	38,483,685	4,916,280	(14,987,704)

Total trading results	(23,760,670)	72,653,726	26,576,894	35,371,192

Net income (loss)	$(33,647,949)	$62,434,545	$(5,456,021)	$(10,281,595)

Net income (loss) allocation by Class:
Class A	$(33,222,656)	$61,575,433	$(5,535,803)	$(10,237,149)

Class Z	$(425,293)	$859,112	$79,782	$(44,446)

Net asset value per Redeemable Unit:
Class A (340,795.7298 and 365,424.2098 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$2,983.15	$3,047.45	$2,983.15	$3,047.45

Class Z (12,783.9585 and 13,104.7555 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,136.49	$1,146.12	$1,136.49	$1,146.12

Net income (loss) per Redeemable Unit*:
Class A	$(96.86)	$167.18	$(21.69)	$(29.33)

Class Z	$(32.84)	$65.54	$3.01	$(2.11)

Weighted average Redeemable Units outstanding:
Class A	345,575.5141	367,696.5031	351,968.5675	364,207.5914

Class Z	12,784.9472	13,112.2088	12,812.3664	13,048.7807

  *  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	68,615,265	22,392.7400	302,497	258.3860	68,917,762	22,651.1260
Redemptions - General Partner	-	-	(789,981)	(653.0210)	(789,981)	(653.0210)
Redemptions - Limited Partners	(122,158,682)	(39,594.9570)	(37,271)	(31.8660)	(122,195,953)	(39,626.8230)
Net income (loss)	(5,535,803)	-	79,782	-	(5,456,021)	-

Partners’ Capital, September 30, 2016	$1,016,646,380	340,795.7298	$14,528,808	12,783.9585	$1,031,175,188	353,579.6883

Partners’ Capital, December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Subscriptions - Limited Partners	116,798,837	37,923.3910	580,805	492.7030	117,379,642	38,416.0940
Redemptions - Limited Partners	(89,674,130)	(28,951.6400)	(231,561)	(203.2260)	(89,905,691)	(29,154.8660)
Net income (loss)	(10,237,149)	-	(44,446)	-	(10,281,595)	-

Partners’ Capital, September 30, 2015	$1,113,612,909	365,424.2098	$15,019,637	13,104.7555	$1,128,632,546	378,528.9653

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.      Organization:

Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investments in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s and/or the Funds’ assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

All trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”) and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through an individually managed account, or indirectly, through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

The Partnership, CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Winton Master, Transtrend Master and Willowbridge Master are collectively referred to as the “Funds.”

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership and each of the Funds entered into a futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

2.      Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and the changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(4,955,478) (proceeds of $4,959,232) and $(3,091,422) (proceeds of $3,105,350) at September 30, 2016 and December 31, 2015, respectively. The Partnership’s margin requirement of $56,163,309 and $17,384,114, as of September 30, 2016 and December 31, 2015, respectively, was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $52,763,464 and $14,185,527, as of September 30, 2016 and December 31, 2015, respectively, as applicable.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services - Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Reclassification. The amount previously reported as cash overdraft of $2,799,232 as of December 31, 2015 is now included with cash margin in the Statements of Financial Condition.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.     Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Class A		Class Z		Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(68.50)		$(26.13)		$194.71	$73.09	$68.49	$25.82	$95.12	$35.56
Net investment loss	(28.36)		(6.71)		(27.53)	(7.55)	(90.18)	(22.81)	(124.45)	(37.67)

Increase (decrease) for the period	(96.86)		(32.84)		167.18	65.54	(21.69)	3.01	(29.33)	(2.11)
Net asset value per Redeemable Unit, beginning of period	3,080.01		1,169.33		2,880.27	1,080.58	3,004.84	1,133.48	3,076.78	1,148.23

Net asset value per Redeemable Unit, end of period	$2,983.15		$1,136.49		$3,047.45	$1,146.12	$2,983.15	$1,136.49	$3,047.45	$1,146.12

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Class A		Class Z		Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital**:
Net investment loss***	(3.7)%		(2.3)%		(3.7)%	(2.7)%	(3.9)%	(2.5)%	(5.0)%	(4.0)%

Operating expenses	3.9%		2.5%		3.7%	2.7%	3.9%	2.5%	3.6%	2.7%
Incentive fees	0.0	%****	0.0	%****	-%	-%	0.2%	0.2%	1.4%	1.4%

Total expenses	3.9%		2.5%		3.7%	2.7%	4.1%	2.7%	5.0%	4.1%

Total return:
Total return before incentive fees	(3.1)%		(2.8)%		5.8%	6.1%	(0.5)%	0.5%	0.4%	1.2%
Incentive fees	(0.0)	%****	(0.0)	%****	-%	-%	(0.2)%	(0.2)%	(1.4)%	(1.4)%

Total return after incentive fees	(3.1)%		(2.8)%		5.8%	6.1%	(0.7)%	0.3%	(1.0)%	(0.2)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three and nine months ended September 30, 2016 were 17,472 and 12,320, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2016 were 2,499 and 1,729, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2016 were $1,390,217,477 and $1,030,685,310, respectively. During the period January 1, 2015 to September 30, 2015, the assets of the Partnership were not traded directly.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of September 30, 2016 and December 31, 2015.

September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$4,942,857	$(4,707,590)	$235,267	$-	$-	$235,267
Forwards	7,966,559	(7,412,372)	554,187	-	-	554,187

Total assets	$12,909,416	$(12,119,962)	$789,454	$-	$-	$789,454

Liabilities
Futures	$(4,707,590)	$4,707,590	$-	$-	$-	$-
Forwards	(7,412,372)	7,412,372	-	-	-	-

Total liabilities	$(12,119,962)	$12,119,962	$-	$-	$-	$-

Net fair value						$789,454	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,021,386	$(1,883,450)	$137,936	$-	$-	$137,936
Forwards	2,696,643	(2,228,652)	467,991	-	-	467,991

Total assets	$4,718,029	$(4,112,102)	$605,927	$-	$-	$605,927

Liabilities
Futures	$(1,883,450)	$1,883,450	$-	$-	$-	$-
Forwards	(2,228,652)	2,228,652	-	-	-	-

Total liabilities	$(4,112,102)	$4,112,102	$-	$-	$-	$-

Net fair value						$605,927	*

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2016 and December 31, 2015.

	September 30, 2016
Assets
Futures Contracts
Energy	$228,110
Grains	1,171,622
Indices	1,492,944
Interest Rates U.S.	331,203
Interest Rates Non-U.S.	852,423
Livestock	430,225
Metals	126,195
Softs	310,135

Total unrealized appreciation on open futures contracts	4,942,857

Liabilities
Futures Contracts
Energy	(1,509,630)
Grains	(1,134,378)
Indices	(607,279)
Interest Rates U.S.	(138,368)
Interest Rates Non-U.S.	(1,101,810)
Metals	(196,145)
Softs	(19,980)

Total unrealized depreciation on open futures contracts	(4,707,590)

Net unrealized appreciation on open futures contracts	$235,267	*

Assets
Forward Contracts
Currencies	$3,854,505
Metals	4,112,054

Total unrealized appreciation on open forward contracts	7,966,559

Liabilities
Forward Contracts
Currencies	(3,217,632)
Metals	(4,194,740)

Total unrealized depreciation on open forward contracts	(7,412,372)

Net unrealized appreciation on open forward contracts	$554,187	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Energy	$1,053,095
Grains	462,600
Indices	82,629
Interest Rates U.S.	316,861
Interest Rates Non-U.S.	55,080
Metals	49,160
Softs	1,961

Total unrealized appreciation on open futures contracts	2,021,386

Liabilities
Futures Contracts
Energy	(435,737)
Grains	(26,226)
Indices	(401,508)
Interest Rates U.S.	(419,676)
Interest Rates Non-U.S.	(170,723)
Livestock	(196,058)
Metals	(205,458)
Softs	(28,064)

Total unrealized depreciation on open futures contracts	(1,883,450)

Net unrealized appreciation on open futures contracts	$137,936	*

Assets
Forward Contracts
Currencies	$1,321,602
Metals	1,375,041

Total unrealized appreciation on open forward contracts	2,696,643

Liabilities
Forward Contracts
Currencies	(1,463,464)
Metals	(765,188)

Total unrealized depreciation on open forward contracts	(2,228,652)

Net unrealized appreciation on open forward contracts	$467,991	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, no derivative instruments were traded directly by the Partnership.

Sector	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Currencies	$(1,583,645)		$(423,797)
Energy	(5,577,512)		(7,737,968)
Grains	(870,917)		(4,525)
Indices	1,230,452		(11,163,437)
Interest Rates U.S.	(2,128,292)		1,283,850
Interest Rates Non-U.S.	(2,024,382)		6,288,505
Livestock	322,778		(534,051)
Metals	(115,660)		(3,218,024)
Softs	(735,872)		(1,316,861)

Total	$(11,483,050)	***	$(16,826,308)	***

***  This amount is included in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,942,857	$4,942,857	$-	$-
Forwards	7,966,559	4,112,054	3,854,505	-
U.S. Treasury bills	139,960,771	-	139,960,771	-

Total assets	$152,870,187	$9,054,911	$143,815,276	$-

Liabilities
Futures	$4,707,590	$4,707,590	$-	$-
Forwards	7,412,372	4,194,740	3,217,632	-

Total liabilities	$12,119,962	$8,902,330	$3,217,632	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,021,386	$2,021,386	$-	$-
Forwards	2,696,643	1,375,041	1,321,602	-
U.S. Treasury bills	91,990,239	-	91,990,239	-

Total assets	$96,708,268	$3,396,427	$93,311,841	$-

Liabilities
Futures	$1,883,450	$1,883,450	$-	$-
Forwards	2,228,652	765,188	1,463,464	-

Total liabilities	$4,112,102	$2,648,638	$1,463,464	$-

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2016.

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

At September 30, 2016, the Partnership owned approximately 52.9% of Winton Master, 94.0% of Transtrend Master and 74.6% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master and 82.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	September 30, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$540,690,280	$39,747	$540,650,533
Transtrend Master	309,925,896	676,896	309,249,000
Willowbridge Master	371,349,533	762,132	370,587,401

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Winton Master	$603,348,671	$307,301	$603,041,370
Transtrend Master	375,412,557	351,832	375,060,725
Willowbridge Master	351,368,221	2,668,272	348,699,949

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$189,297	$(9,789,886)	$(9,600,589)
Transtrend Master	(1,119,494)	(1,308,799)	(2,428,293)
Willowbridge Master	(38,070)	(8,182,932)	(8,221,002)

	For the nine months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$480,775	$29,765,287	$30,246,062
Transtrend Master	(5,657,306)	41,160,835	35,503,529
Willowbridge Master	(222,525)	(18,740,739)	(18,963,264)

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(211,840)	$24,499,530	$24,287,690
Transtrend Master	(1,655,018)	34,483,182	32,828,164
Willowbridge Master	(145,834)	28,756,543	28,610,709

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(663,319)	$23,840,785	$23,177,466
Transtrend Master	(11,948,868)	7,069,645	(4,879,223)
Willowbridge Master	(636,638)	15,134,368	14,497,730

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro rata share of the results of operations of the Funds are shown in the following tables:

	September 30, 2016		For the three months ended September 30, 2016
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Winton Master	27.72%	$285,835,139	$(4,969,861)	$81,284	$10,594	$-	$-	$(5,061,739)	Commodity Portfolio	Monthly
Transtrend Master	28.18%	290,613,500	(882,343)	389,427	184	752,274	68,932	(2,093,160)	Commodity Portfolio	Monthly
Willowbridge Master	26.80%	276,329,348	(5,885,526)	190,114	14,816	-	-	(6,090,456)	Commodity Portfolio	Monthly

Total		$852,777,987	$(11,737,730)	$660,825	$25,594	$752,274	$68,932	$(13,245,355)

	September 30, 2016		For the nine months ended September 30, 2016
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Winton Master	27.72%	$285,835,139	$17,958,454	$265,297	$33,573	$-	$-	$17,659,584	Commodity Portfolio	Monthly
Transtrend Master	28.18%	290,613,500	40,154,538	1,236,544	561	2,353,542	2,088,183	34,475,708	Commodity Portfolio	Monthly
Willowbridge Master	26.80%	276,329,348	(13,216,604)	586,676	45,242	-	-	(13,848,522)	Commodity Portfolio	Monthly

Total		$852,777,987	$44,896,388	$2,088,517	$79,376	$2,353,542	$2,088,183	$38,286,770

	December 31, 2015		For the three months ended September 30, 2015
	% of Partners’ Capital			Expenses			Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees		Investment Objective	Redemptions Permitted

Winton Master	32.27%	$351,974,066	$15,670,438	$132,803	$14,997	$-	$15,522,638	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	33,340,926	438,871	-	1,166,738	31,735,317	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	23,687,596	123,683	18,740	-	23,545,173	Commodity Portfolio	Monthly

Total		$998,303,064	$72,698,960	$695,357	$33,737	$1,166,738	$70,803,128

	December 31, 2015		For the nine months ended September 30, 2015
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Winton Master	32.27%	$351,974,066	$16,678,525	$395,748	$56,813	$-	$-	$16,225,964	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	6,513,891	1,244,437	-	3,781,500	6,569,923	(5,081,969)	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	12,253,929	482,036	63,099	-	-	11,708,794	Commodity Portfolio	Monthly

Total		$998,303,064	$35,446,345	$2,122,221	$119,912	$3,781,500	$6,569,923	$22,852,789

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.        Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.8% to 30.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metals Exchange Forward Contracts.   Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Partnership’s capital decreased 5.5% from $1,090,699,381 to $1,031,175,188. This decrease was attributable to redemptions of 39,594.9570 Class A limited partner Redeemable Units totaling $122,158,682, redemptions of 653.0210 Class Z General Partner Redeemable Units totaling $789,981, redemptions of 31.8660 Class Z limited partner Redeemable Units totaling $37,271 and a net loss of $5,456,021 which was partially offset by subscriptions of 22,392.7400 Class A limited partner Redeemable Units totaling $68,615,265 and subscriptions of 258.3860 Class Z limited partner Redeemable Units totaling $302,497. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit for Class A decreased 3.1% from $3,080.01 to $2,983.15, as compared to an increase of 5.8% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit for Class Z decreased 2.8% from $1,169.33 to $1,136.49, as compared to an increase of 6.1% in the third quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $23,760,670. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, metals, and U.S. interest rates and were partially offset by gains in indices, softs and livestock. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $72,653,726. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non–U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains and indices.

The most significant losses were incurred within the energy markets during August and September from short positions in crude oil and its related products as prices rallied amid speculation of a potential agreement among the OPEC nations to curtail oil production. Within the global interest rate sector, losses were incurred during September from long positions in U.S. Treasury bond futures as investor demand for long-term debt waned as the outlook for a 2016 interest rate increase from the U.S. Federal Open Market Committee (“FOMC”) became more likely. Additional losses within this sector were recorded during September from positions in British and Australian fixed income futures. During August, losses were experienced within the metals markets from long positions in silver futures as prices moved lower amid weakening investor demand for precious metals. Additional losses within the metals sector were recorded during September from short positions in copper futures as prices moved higher amid signs of increasing demand from the Chinese manufacturing sector. Within the currency sector, losses were experienced during August from long positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened amid a brighter outlook for economic growth in the U.S. Smaller losses were incurred within the agricultural markets during July from long positions in soybean and soybean meal futures as prices were weighed down by mounting anticipation that growers will collect a record crop this year. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy is growing solidly and pushing equity prices higher. Additional gains in this sector were recorded during August from long positions in U.S., Asian, and European equity index futures as prices trended higher buoyed by positive economic sentiment in the U.S. and the potential for further central bank stimulus measures in Europe and Asia.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit for Class A decreased 0.7% from $3,004.84 to $2,983.15, as compared to a decrease of 1.0% during the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit for Class Z increased 0.3% from $1,133.48 to $1,136.49, as compared to a decrease of 0.2% in the nine months ended September 30, 2015. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $26,576,984. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals, softs and indices. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $35,371,192. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains and indices.

The most significant losses were incurred within the energy markets during August and September from short positions in crude oil and its related products as prices moved higher amid speculation of a potential agreement among the OPEC nations to curtail oil production. Losses within the energy sector were also recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Within the metals markets, losses were recorded during January and February from short positions in gold and silver futures as prices rose as a weakening U.S. dollar spurred investor demand for precious metals. Losses within the global stock index markets were experienced during June from long positions in U.S., European, and Asian equity index futures as prices declined amid uncertainty surrounding the economic situation in Europe. Additional losses within the global stock index sector were experienced during April from short positions in Asian and European equity index futures as prices rallied early in the month amid signs of optimism about the global economy. Within the currency sector, losses were experienced during May from long positions in the Japanese yen and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency advanced amid increased speculation of the potential for a June interest rate hike by the Federal Reserve. Within the agricultural sector, losses were incurred during March from short positions in wheat futures as prices moved higher after rainy weather conditions threatened U.S. Midwest farmland. Additional losses in this sector were recorded during January from corn futures positions. The Partnership’s trading losses for the first nine months of the year were offset by gains achieved within the global interest rate sector during January and February from long positions in European and Asian fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were recorded during June from long positions in European and U.S. fixed income futures as prices moved higher as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three and nine months ended September 30, 2016 increased by $620,845 and $1,741,645, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2016 were $195,159 and $488,505, respectively. The Partnership did not trade directly during the three and nine months ended September 30, 2015.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and nine months ended September 30, 2016 increased by $916,046 and $2,032,886, respectively, as compared to the corresponding periods in 2015. The increase in ongoing selling agent fees during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015 is primarily due to an increase in the number of trades executed by the Advisors during the periods.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2016 decreased by $552,160 and $1,570,808, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2016 decreased by $99,793 and $202,815, respectively, as compared to the corresponding periods in 2015. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2016 resulted in incentive fees of $68,932 and $2,088,183, respectively. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees of $0 and $15,369,288, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2016 and June 30, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

	September 30, 2016	September 30, 2016 (percentage of net assets)	June 30, 2016	June 30, 2016 (percentage of net assets)
Winton	$274,307,173	26%	$305,726,150	29%
Transtrend	$288,902,896	28%	$302,746,623	28%
Willowbridge	$275,466,530	27%	$281,701,434	26%
Systematica	$192,498,589	19%	$186,234,979	17%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the Partnership’s total capitalization was $1,031,175,188.

September 30, 2016

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$32,467,143	3.15%
Currencies	90,946,271	8.82
Interest Rates	35,166,078	3.41
Equities	36,112,745	3.50

Total	$194,692,237	18.88%

As of December 31, 2015, the Partnership’s total capitalization was $1,090,699,381.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$48,736,440	4.47%
Currencies	112,093,671	10.28
Interest Rates	29,829,531	2.73
Equities	23,837,876	2.19

Total	$214,497,518	19.67%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2016 and December 31, 2015, the highest and lowest value at any point and the average value during the period. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of September 30, 2016 and December 31, 2015 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2016
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$29,287,701	2.84%	$32,759,531	$8,685,566	$25,529,089
Energy	2,472,642	0.24	6,495,906	1,370,337	3,111,765
Grains	3,215,759	0.31	3,674,203	1,494,708	3,082,101
Indices	11,051,743	1.07	16,937,559	3,677,662	12,314,768
Interest Rates U.S.	3,409,087	0.33	3,769,117	1,348,001	2,619,633
Interest Rates Non-U.S.	4,109,961	0.40	6,006,382	2,559,895	4,966,649
Livestock	394,515	0.04	410,768	130,638	333,053
Metals	1,784,851	0.17	3,731,858	1,156,833	2,282,390
Softs	437,050	0.04	720,434	203,498	489,642

Total	$56,163,309	5.44%

* Average of month-end Values at Risk. December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2015
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,264,179	0.76%	$8,264,179	$2,580,044	$6,008,057
Energy	2,415,492	0.22	2,961,079	1,194,053	2,322,188
Grains	1,361,476	0.12	1,778,101	803,634	1,341,896
Indices	2,203,856	0.20	5,762,431	1,268,720	3,113,896
Interest Rates U.S.	617,589	0.06	1,843,149	617,589	1,005,168
Interest Rates Non-U.S.	1,132,208	0.10	3,044,969	1,036,552	2,153,444
Livestock	136,290	0.01	238,590	27,885	153,285
Metals	1,195,353	0.11	2,015,586	544,877	1,252,148
Softs	53,693	0.01	217,017	3,300	104,748

Total	$17,380,136	1.59%

*            Average of month-end Values at Risk.

As of September 30, 2016, Winton Master’s total capitalization was $540,650,533. The Partnership owned approximately 52.9% of Winton Master. As of September 30, 2016, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2016
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$33,953,205	6.28%	$36,506,019	$24,161,658	$33,477,599
Energy	4,919,886	0.91	5,408,375	1,528,322	4,073,068
Grains	2,348,473	0.43	3,190,773	2,348,473	2,829,042
Indices	20,617,240	3.81	20,620,093	11,045,670	18,745,864
Interest Rates U.S.	5,540,369	1.02	8,454,206	4,940,620	6,752,337
Interest Rates Non-U.S.	10,153,986	1.88	11,539,823	9,560,603	10,740,812
Livestock	275,468	0.05	944,955	269,033	449,781
Metals	8,334,781	1.54	8,903,178	5,768,295	7,737,590
Softs	1,467,163	0.27	1,726,286	1,455,279	1,627,993

Total	$87,610,571	16.19%

*	Average of month-end Values at Risk.

As of December 31, 2015, Winton Master’s total capitalization was $603,041,370. The Partnership owned approximately 58.4% of Winton Master. As of December 31, 2015, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2015
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,462,391	6.71%	$48,614,615	$15,576,197	$35,944,393
Energy	9,717,129	1.61	9,931,478	4,409,409	7,710,733
Grains	4,243,794	0.71	4,675,587	908,552	2,777,114
Indices	20,463,380	3.39	38,149,455	6,133,415	23,684,667
Interest Rates U.S.	4,509,892	0.75	12,570,085	4,509,892	9,528,608
Interest Rates Non-U.S.	9,044,627	1.50	14,830,759	4,180,208	10,971,313
Livestock	822,690	0.14	1,001,330	363,495	696,799
Metals	8,647,874	1.43	11,766,815	5,052,082	8,300,999
Softs	1,350,801	0.22	2,208,250	954,635	1,773,316

Total	$99,262,578	16.46%

*	Annual average of month-end Values at Risk.

As of September 30, 2016, Transtrend Master’s total capitalization was $309,249,000. The Partnership owned approximately 94.0% of Transtrend Master. As of September 30, 2016, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2016
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$13,987,520	4.52%	$16,276,944	$10,414,756	$13,072,177
Currencies	39,513,538	12.78	39,513,538	27,067,959	31,385,876
Interest Rates	19,347,538	6.26	19,347,538	12,163,357	15,350,052
Equities	15,057,960	4.87	21,019,148	11,722,901	17,201,800

Total	$87,906,556	28.43%

*	Average of daily Values at Risk.

As of December 31, 2015, Transtrend Master’s total capitalization was $375,060,725. The Partnership owned 96.1% of Transtrend Master. As of December 31, 2015, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2015
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$29,016,995	7.73%	$41,055,823	$14,729,129	$25,723,265
Currencies	17,915,751	4.78	35,884,544	13,251,842	24,581,868
Interest Rates	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equities	10,076,386	2.69	25,283,167	3,545,123	14,851,447

Total	$74,455,074	19.85%

*	Annual average of daily Values at Risk.

As of September 30, 2016, Willowbridge Master’s total capitalization was $370,587,401. The Partnership owned approximately 74.6% of Willowbridge Master. As of September 30, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2016

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2016
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,786,325	2.37%	$22,899,369	$147,470	$9,328,841
Energy	2,464,000	0.66	6,593,467	-	2,647,703
Interest Rates U.S.	1,552,320	0.42	6,575,525	755,326	2,442,517

Total	$12,802,645	3.45%

*	Average of month-end Values at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 82.0% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2016, there were subscriptions of 8,073.8230 Class A Redeemable Units totaling $24,818,064 and subscriptions of 211.4010 Class Z Redeemable Units totaling $250,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

July 1, 2016 - July 31, 2016	4,252.0710	$3,126.27	-	$1,188.07	N/A	N/A
August 1, 2016 - August 31, 2016	4,135.3080	$3,052.14	9.9440	$1,161.14	N/A	N/A
September 1, 2016 - September 30, 2016	3,566.0020	$2,983.15	-	$1,136.49	N/A	N/A

	11,953.3810	$3,057.93	9.9440	$1,161.14

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

 Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.(I) to the general form for registration of securities on Form 10 filed on May 1, 2003 and incorporated herein by reference).

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

(b)

Amendment to the Management Agreement among the Partnership, the General Partner and Systematica Investments Limited (filed as Exhibit 10.4 to the current report on Form 8-K filed on July 27, 2016 and incorporated herein by reference).

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 10, 2016