Form 10-K
period 2016-12-31
ORION FUTURES FUND LP
filed 2017-03-28
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $1,061,603,552 of Class A and $3,078,627 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2017, 320,840.6088 Limited Partnership Class A Redeemable Units were outstanding and 2,746.3092 Limited Partnership Class Z Redeemable Units were outstanding.

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

During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 Redeemable Units at $1,000 per Redeemable Unit. The Partnership commenced trading activities on June 10, 1999.

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner” or with respect to Transtrend Master (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The Partnership, directly and through its investments in the Funds, pays MS&Co. trading fees for the clearing, and where applicable, the execution of transactions.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2016.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Management fees, ongoing selling agent fees, General Partner fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

For the period January 1, 2016 through December 31, 2016, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. As of December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master and 82.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as investing directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (“General Partner fee”) equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner and MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

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

For the period November 1, 2015 to December 31, 2016, Transtrend Master paid Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period October 1, 2014 to October 31, 2015, Transtrend Master paid Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from January 1, 2014 to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, the Partnership is obligated to pay Winton and Willowbridge an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Effective January 1, 2016, the Partnership is obligated to pay Systematica an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership during each calendar year. Prior to January 1, 2016, Systematica received an incentive fee equal to 20% of the New Trading Profits earned by Systematica payable at the end of each calendar quarter. Effective January 1, 2016, Transtrend receives an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master payable at the end of each calendar half year. Prior to January 1, 2016, Transtrend received an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

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

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. and/or in a non-trading account at JPMorgan Chase Bank, N.A. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $48,766,785 and $14,185,527, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Effective March 1, 2014, the Partnership entered into a new selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. Morgan Stanley Wealth Management may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage commission equal to (i) $18.00 per round- turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions for Class A Redeemable Units, and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions for Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership paid for exchange, service, clearing, user, give-up and NFA fees (collectively, the “CGM clearing fees”) through its investments in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of such Funds. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ brokerage accounts at CGM were deposited in the Partnership’s brokerage account at CGM, except for Transtrend Master whose assets were held in its brokerage account at MS&Co. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s (except for Transtrend Master’s)) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $997,913,751.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees, management fees, and General Partner fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner/managing member/trading manager and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker, the General Partner, and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A Redeemable Units; and.

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance, or at all. Investors must rely on the ability of the General Partner to select commodity trading advisors and allocate assets among them.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisors’ trading for the Partnership.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisors or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2017 was 9,279.

(c)	Dividends. The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2016, there were subscriptions of 28,744.7430 Redeemable Units of Class A totaling $87,337,421 and 576.7720 Redeemable Units of Class Z totaling $663,409. For the twelve months ended December 31, 2015, there were subscriptions of 43,748.0220 Redeemable Units of Class A totaling $134,607,790 and 637.6420 Redeemable Units of Class Z totaling $745,805. For the twelve months ended December 31, 2014, there were subscriptions of 27,883.6140 Redeemable Units of Class A totaling $76,450,084 and 126.9820 Redeemable Units of Class Z totaling $121,200. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures, option, exchange-cleared swap and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	4,868.0280	$2,908.42	N/A	N/A	N/A	N/A
November 1, 2016 - November 30, 2016	6,226.9720	$2,937.84	111.5770	$1,121.56	N/A	N/A
December 1, 2016 - December 31, 2016	6,225.7990	$2,982.64	351.3740	$1,139.98	N/A	N/A
	17,320.7990	$2,945.67	462.9510	$1,135.54

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$35,131,599	$30,010,980	$234,777,294	$47,905,662	$(3,991,425)
Total investment income	2,461,219	207,603	117,686	289,693	524,680
Total expenses	(43,596,347)	(56,173,898)	(77,711,096)	(55,902,607)	(64,687,485)

Net income (loss)	$(6,003,529)	$(25,955,315)	$157,183,884	$(7,707,252)	$(68,154,230)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(22.20)	$(71.94)	$424.55	$(4.23)	$(129.48)

Class Z	$6.50	$(14.75)	$170.88	$14.03	$(35.25)

Net asset value per Redeemable Unit
Class A	$2,982.64	$3,004.84	$3,076.78	$2,652.23	$2,656.46

Class Z	$1,139.98	$1,133.48	$1,148.23	$977.35	$963.32

Total assets	$1,021,476,101	$1,105,487,549	$1,154,055,168	$1,182,185,867	$1,392,389,048

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership seeks to achieve substantial capital appreciation through speculative trading, directly or indirectly, through its investment in the Funds, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures and forward contracts in those markets. The Funds may also engage in swap transactions and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to Winton, Transtrend, Willowbridge and Systematica. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

The programs traded by each Advisor on behalf of the Partnership are: Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); Willowbridge — wPraxis Futures Trading Approach; Winton — the Winton Futures Program; and Systematica — BlueTrend Program. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time. As of December 31, 2016 and September 30, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2016	December 31, 2016 (percentage of net assets)	September 30, 2016	September 30, 2016 (percentage of net assets)
Winton	$239,079,234	24%	$274,307,173	26%
Transtrend	$274,277,524	27%	$288,902,896	28%
Willowbridge	$298,633,325	30%	$275,466,530	27%
Systematica	$185,923,668	19%	$192,498,589	19%

Winton Capital Management Limited

The portion of the Partnership’s assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets is currently invested in Winton Master. Winton trades the Winton Futures Program on behalf of Winton Master, a proprietary, systematic trading program.

The investment objective of the Winton Futures Program is to achieve long-term investment growth.

The Winton Futures Program follows a disciplined investment process that is based on statistical analysis of historical data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of Winton’s research, Winton expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

Winton’s investment programs are operated as automated, computer-based investment systems. The programs are modified over time as Winton monitors their operation and undertakes further research. Changes to the programs occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of Winton’s investment decisions are made strictly in accordance with the output of the programs. However, Winton may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the programs), make investment decisions based on other factors and take action to override the output of the programs to seek to protect the interests of investors.

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

Transtrend B.V. Inc.

The portion of the Partnership’s assets that are currently allocated to Transtrend for trading are not invested in commodity interests directly. Transtrend’s allocation of the Partnership’s assets is currently in Transtrend Master. Transtrend trades Transtrend Master’s assets, and thereby the Partnership’s assets, in accordance with its Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system. Transtrend generally trades its Enhanced Risk Profile using 1.5 times the leverage employed by the Standard Risk Profile.

Transtrend Master currently trades Financial Instruments (i.e., futures, options, options on futures, swaps, swaps on futures, forward contracts on foreign exchange, interest rates, interest rates instruments, commodities and equity related indices and instruments and other indices) on U.S. and non-U.S. exchanges and OTC markets. One of the potential strengths of the program is the disciplined, systematic and dynamic nature of market participation. The overall performance is determined by the entirety of all markets and all trades. In a systematic market approach, the disciplined application by Transtrend and a consistent participation by the client are both essential to realize the pursued returns over the course of time, although profitability cannot be guaranteed and clients may incur substantial losses on their investment.

Transtrend’s market approach attempts to benefit from directional price moves in outright Financial Instruments and in combinations of Financial Instruments.

Under the Diversified Trend Program’s Standard Risk Profile, Transtrend generally commits an average of approximately 12% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however and is affected by various factors including, without limitation, account size, market conditions, traded markets or the level of margins set by brokers or exchanges. The Diversified Trend Program’s Enhanced Risk Profile generally means 1.5 times the leverage, and as such the average margin commitments of the Standard Risk Profile.

Willowbridge Associates Inc.

The portion of the Partnership’s assets that are allocated to Willowbridge for trading are not invested in commodity interests directly. Willowbridge’s allocation of the Partnership’s assets is currently invested in Willowbridge Master. Willowbridge trades the Partnership’s assets allocated to it in accordance with the wPraxis Futures Trading Approach (“Praxis”), a proprietary, discretionary trading system. Praxis will utilize a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to its wPraxis approach. The approach may trade commodities, futures, forwards, options, swaps, spot contracts in the commodities, currencies and fixed income markets. All positions are closely monitored to evaluate risk parameter status. As markets move, positions are refined and expectations updated in response to current market conditions.

Systematica Investments Limited

Systematica directly trades a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program. The BlueTrend Program has maximum flexibility to invest in a wide range of derivative instruments, including currencies, futures, options and, with prior written approval of the General Partner, swaps and other derivative instruments. Derivative instruments may be exchange-traded or OTC, as permitted by the Commodity Exchange Act and the rules promulgated thereunder. The BlueTrend Program may engage in short sales. The BlueTrend Program may also retain amounts in cash pending reinvestment or if this is considered appropriate to the investment objective.

The BlueTrend Program seeks to achieve its investment objective through the implementation of a systematic trading model or portfolio of systematic trading models. Such model(s) trade in a number of foreign exchange and commodity instruments, and derivatives relating to those instruments, including swaps, indices, forwards, futures and option contracts.

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

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2016 through December 31, 2016, the average allocation by commodity market sector for each of the Funds was as follows:

Winton Master
Currencies	41.1%
Energy	4.9%
Grains	3.4%
Indices	22.1%
Interest Rates U.S.	8.2%
Interest Rates Non-U.S.	10.8%
Livestock	0.7%
Metals	7.0%
Softs	1.8%

Transtrend Master
Currencies	40.6%
Energy	5.8%
Grains	5.7%
Indices	18.1%
Interest Rates U.S.	4.3%
Interest Rates Non-U.S.	17.8%
Livestock	0.6%
Metals	4.5%
Softs	2.6%

Willowbridge Master
Currencies	64.1%
Energy	6.1%
Indicies	9.9%
Interest Rates U.S.	14.4%
Interest Rates Non-U.S.	3.0%
Metals	2.5%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.8% to 44.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty was an exchange or clearing organization. The Partnership/Funds continues to be subject to such risks with respect to MS&Co.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management and General Partner fees and expenses allocated from Funds. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership’s/Fund’s is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2016, 56,915.7560 limited partner Redeemable Units of Class A were redeemed totaling $173,180,117, 494.8170 limited partner Redeemable Units of Class Z were redeemed totaling $562,971 and 872.2020 General Partner Redeemable Units of Class Z were redeemed totaling $1,039,843. For the year ended December 31, 2015, 42,202.5340 limited partner Redeemable Units of Class A were redeemed totaling $129,863,543 and 242.4610 limited partner Redeemable Units of Class Z were redeemed totaling $275,546. For the year ended December 31, 2014, 86,198.5080 limited partner Redeemable Units of Class A were redeemed totaling $234,568,708, 284.9240 limited partner Redeemable Units of Class Z were redeemed totaling $285,813 and 3,393.9220 General Partner Redeemable Units of Class Z were redeemed totaling $3,514,911.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2016, there were subscriptions of 28,744.7430 limited partner Redeemable Units of Class A totaling $87,337,421 and 576.7720 limited partner Redeemable Units of Class Z totaling $663,409. For the year ended December 31, 2015, there were subscriptions of 43,748.0220 limited partner Redeemable Units of Class A totaling $134,607,790 and 637.6420 limited partner Redeemable Units of Class Z totaling $745,805. For the year ended December 31, 2014, there were subscriptions of 27,883.6140 limited partner Redeemable Units of Class A totaling $76,450,084 and 126.9820 limited partner Redeemable Units of Class Z totaling $121,200.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class A decreased 0.7% from $3,004.84 to $2,982.64. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class Z increased 0.6% from $1,133.48 to $1,139.98. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 2.3% from $3,076.78 to $3,004.84. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 1.3% from $1,148.23 to $1,133.48. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class A increased 16.0% from $2,652.23 to $3,076.78. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class Z increased 17.5% from $977.35 to $1,148.23.

The Partnership experienced a net trading gain of $35,131,599 before fees and expenses in 2016. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies and U.S. and non-U.S interest rates and were partially offset by losses in energy, livestock, metals, softs, grains and indices.

The most significant gains were achieved within the global interest rate sector during January and February from long positions in European and Asian fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were recorded during June from long positions in European and U.S. fixed income futures as prices moved higher as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during June from short positions in the British pound and euro versus the U.S. dollar as the relative value of the European currencies weakened, particularly the pound which dropped sharply, after the U.K. voted to leave the European Union. During October, gains within the currency markets were experienced from short positions in the British pound versus the U.S. dollar as the relative value of the British currency continued to struggle following the June referendum vote. Additional gains were achieved during December from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar was spurred higher by positive sentiment following the U.S. presidential election and in anticipation of the Federal Reserve Bank maintaining an aggressive interest rate policy in 2017. The Partnership’s trading gains for the year were offset by trading losses incurred within the energy markets during August and September from short positions in crude oil and its related products as prices moved higher amid speculation of a potential agreement among the OPEC nations to curtail oil production. Losses within the energy sector were also recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Within the metals markets, losses were recorded during January and February from short positions in gold and silver futures as prices rose as a weakening U.S. dollar spurred investor demand for precious metals. Within the agricultural sector, losses were incurred during March from short positions in wheat futures as prices moved higher after rainy weather conditions threatened U.S. Midwest farmland. Additional losses in this sector were recorded during January and April from corn futures positions. Losses within the global stock index markets were experienced during June from long positions in U.S., European, and Asian equity index futures as prices declined amid uncertainty surrounding the economic situation in Europe. Additional losses within the global stock index sector were experienced during April from short positions in Asian and European equity index futures as prices rallied early in the month amid signs of optimism about the global economy.

The Partnership experienced a net trading gain of $30,010,980 before fees and expenses in 2015. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, non-U.S interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains, indices and U.S interest rates.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three and twelve months ended December 31, 2016 increased by $511,971 and $2,253,616, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2016 increased by $109,596 and $598,101, as compared to the corresponding periods in 2015. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended December 31, 2016 decreased by $64,320 as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three months ended December 31, 2016, as compared to the corresponding period in 2015. Ongoing selling agent fees for the twelve months ended December 31, 2016 increased by $1,968,566 as compared to the corresponding period in 2015. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades during the twelve months ended December 31, 2016, as compared to the corresponding period in 2015.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2016 decreased by $432,852 and $2,003,660, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and twelve months ended December 31, 2016 decreased by $201,512 and $404,327, respectively, as compared to the corresponding periods in 2015. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2016 resulted in incentive fees of $0 and $2,088,183, respectively. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $15,369,288, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $2,367,483 and $1,690,059, respectively.

The Partnership experienced a net trading gain of $234,777,294 before fees and expenses in 2014. Gains were primarily attributable to the Funds trading in energy, currencies, livestock, metals, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains and indices.

The most significant gains were incurred within the global interest rate sector during August from long positions in European fixed income futures as prices advanced after reports showed euro-area manufacturing output expanded less than expected during July, boosting speculation the European Central Bank would increase stimulus measures. Additional gains were recorded during November and December as prices advanced as Eurozone economies continued to stagnate. Gains were also recorded throughout the majority of the first half of the year from long positions in European fixed income futures. Within the energy sector, gains were experienced during October, November and December from short positions in crude oil and its related contracts as prices moved lower as U.S. oil production advanced and after the OPEC nations failed to cut output in response to the global supply glut. Additional gains in this sector were recorded during February, April, and September. Within the currency markets, gains were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined to its lowest levels in 7 years after economic indicators showed Japan’s economy contracted during the third quarter. Additional currency gains were recorded during August from short positions in the euro versus the U.S. dollar as the relative value of the dollar rallied as strong economic data in the U.S. increased investor speculation the Federal Reserve will raise interest rates in 2015. During March, gains within the currency sector were achieved from short positions in the Russian ruble versus the U.S. dollar as the relative value of the ruble fell amid speculation of global sanctions would be imposed on Russia following its annexation of Crimea from Ukraine. Within the agricultural sector, gains were experienced during April from long positions in soybean and soybean meal futures as prices rallied after a U.S. Department of Agriculture forecast predicted near record level demand for U.S. crops. Additional gains were achieved during September from short positions in wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains in the agricultural sector were recorded throughout a majority of the first half of 2014 from trading in livestock futures. The Partnership’s gains for the year were partially offset by losses incurred within the global stock index markets primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses in this sector were experienced during September from long positions in U.S. and Asian equity index futures as weak economic growth in Asia and declining consumer confidence levels in the U.S. moved prices lower.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and/or custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investments in the Funds is determined based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses) of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Materiality as used in this section, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

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

The Partnership’s and the Fund’s Trading Value at Risk in Different Market Sectors

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2016 and 2015. As of December 31, 2016, the Partnership’s total capitalization was $997,913,751.

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$29,093,012	2.92%
Currencies	71,606,105	7.18
Interest Rates	18,574,346	1.86
Equities	51,332,277	5.14

Total	$170,605,740	17.10%

As of December 31, 2015, the Partnership’s total capitalization was $1,090,699,381.

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$48,736,440	4.47%
Currencies	112,093,671	10.28
Interest Rates	29,829,531	2.73
Equities	23,837,876	2.19

Total	$214,497,518	19.67%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2016 and 2015, the highest and lowest and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2016 and 2015, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$20,728,371	2.08%	$32,759,531	$7,282,770	$17,006,423
Energy	2,100,741	0.21	6,495,906	650,281	2,453,669
Grains	2,490,546	0.25	3,674,203	581,348	2,057,790
Indices	17,539,816	1.76	17,539,816	2,511,223	9,299,916
Interest Rates U.S.	1,616,930	0.16	3,769,117	1,113,311	2,098,884
Interest Rates Non-U.S.	2,015,332	0.20	6,788,511	1,595,866	3,581,237
Livestock	105,751	0.01	465,795	47,836	224,310
Metals	1,604,889	0.16	3,731,858	764,635	1,567,810
Softs	564,409	0.06	720,434	81,334	417,616

Total	$48,766,785	4.89%

*	Annual average of month-end Values at Risk.

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,264,179	0.76%	$8,264,176	$2,580,044	$6,008,057
Energy	2,415,492	0.22	2,961,079	1,194,053	2,322,188
Grains	1,361,476	0.12	1,778,101	803,634	1,341,896
Indices	2,203,856	0.20	5,762,431	1,268,720	3,113,896
Interest Rates U.S.	617,589	0.06	1,843,149	617,589	1,005,168
Interest Rates Non-U.S.	1,132,208	0.10	3,044,969	1,036,552	2,153,444
Livestock	136,290	0.01	238,590	27,885	153,285
Metals	1,195,353	0.11	2,015,586	544,877	1,252,148
Softs	53,693	0.01	217,017	3,300	104,748

Total	$17,380,136	1.59%

*	Annual average of month-end Values at Risk.

As of December 31, 2016, Winton Master’s total capitalization was $494,292,978. The Partnership owned approximately 51.4% of Winton Master. As of December 31, 2016, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$31,827,200	6.44%	$43,438,054	$22,212,213	$31,924,793
Energy	1,239,902	0.25	9,165,346	969,748	3,733,831
Grains	2,177,986	0.44	4,040,676	1,857,610	2,619,765
Indices	25,363,561	5.13	25,363,561	10,596,963	18,378,554
Interest Rates U.S.	4,286,586	0.87	9,700,222	271,474	6,398,481
Interest Rates Non-U.S.	2,683,933	0.54	11,539,823	1,385,562	8,303,443
Livestock	359,920	0.07	944,955	144,359	548,391
Metals	7,071,481	1.43	8,903,178	1,446,984	5,461,010
Softs	1,282,783	0.26	1,726,286	1,074,232	1,422,312

Total	$76,293,352	15.43%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2016, Transtrend Master total capitalization was $295,760,029. The Partnership owned approximately 94.9% of Transtrend Master. As of December 31, 2016, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$12,800,558	4.33%	$28,363,248	$6,504,258	$13,330,429
Currencies	30,344,497	10.26	50,104,729	17,023,450	28,229,714
Interest Rates	9,256,952	3.13	21,306,547	5,311,100	15,177,964
Equities	15,366,066	5.20	21,019,148	4,492,623	12,634,603

Total	$67,768,073	22.92%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 76.5% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Values at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,989. The Partnership owned approximately 82.0% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

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

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the VIX Market Volatility (U.S.), Dow Jones Euro STOXX 50 (Europe), S&P 500 (U.S.), VSTOXX Volatility (Europe) and S&P/TSX 60 (Canada) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, silver, aluminum, and copper.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2016.

Foreign Currency Balances. The Partnership/Funds may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership’s/Funds’ non- trading risk.

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

Item  8. Financial Statements and Supplementary Data.

ORION FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015, and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Condensed Schedule of Investments at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Orion Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Orion Futures Fund L.P.	Orion Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Orion Futures Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

Assets:
Investment in the Funds(1) , at fair value (Note 6)	$834,103,057	$998,303,064

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $110,913,731 and $91,974,799 at December 31, 2016 and 2015, respectively)	110,958,513	91,990,239
Cash at MS&Co. (Note 3c)	24,728,233	399,355
Cash margin (Note 3c)	48,766,785	14,185,527
Net unrealized appreciation on open futures contracts	1,923,350	137,936
Net unrealized appreciation on open forward contracts	976,360	467,991

Total equity in trading account	187,353,241	107,181,048

Cash at bank (Note 1)	217	-
Interest receivable (Note 3c)	19,586	3,437

Total assets	$1,021,476,101	$1,105,487,549

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$2,294,952	$2,758,713
Management fees (Note 3b)	846,374	885,234
General Partner fees (Note 3a)	636,635	688,987
Professional fees	564,651	349,705
Redemptions payable to General Partner (Note 7)	249,862	-
Redemptions payable to Limited Partners (Note 7)	18,969,876	10,105,529

Total liabilities	23,562,350	14,788,168

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 9,730.4983 and 10,602.7003 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	11,092,572	12,017,940
Limited Partners, Class A, 329,826.9338 and 357,997.9468 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	983,754,958	1,075,725,600
Limited Partners, Class Z, 2,689.7142 and 2,607.7592 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	3,066,221	2,955,841

Total partners’ capital (net asset value)	997,913,751	1,090,699,381

Total liabilities and partners’ capital	$1,021,476,101	$1,105,487,549

Net asset value per Redeemable Unit:
Class A	$2,982.64	$3,004.84

Class Z	$1,139.98	$1,133.48

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2016

		Notional($)/ Number of		% of Partners’
		Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy		425	$988,804	0.10%
Grains		1,066	(639,780)	(0.06)
Indices		2,548	1,318,736	0.13
Interest Rates U.S.		2,673	(411,241)	(0.04)
Interest Rates Non-U.S.		1,501	143,274	0.01
Livestock		55	11,828	0.00 **
Metals		96	(370,655)	(0.04)
Softs		191	(85,970)	(0.01)

Total futures contracts purchased			954,996	0.09

Futures Contracts Sold
Energy		579	(1,284,887)	(0.13)
Grains		1,630	533,800	0.05
Indices		2,604	860,847	0.09
Interest Rates U.S.		243	(137,539)	(0.01)
Interest Rates Non-U.S.		4,260	114,343	0.01
Metals		201	210,630	0.02
Softs		163	671,160	0.07

Total futures contracts sold			968,354	0.10

Net unrealized appreciation on open futures contracts			$1,923,350	0.19%

Unrealized Appreciation on Open Forward Contracts
Currencies		$413,919,583	$5,033,201	0.51%
Metals		902	3,292,660	0.33

Total unrealized appreciation on open forward contracts			8,325,861	0.84

Unrealized Depreciation on Open Forward Contracts
Currencies		$327,069,053	(3,562,811)	(0.36)
Metals		983	(3,786,690)	(0.38)

Total unrealized depreciation on open forward contracts			(7,349,501)	(0.74)

Net unrealized appreciation on open forward contracts			$976,360	0.10%

U.S. Government Securities
				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$90,000,000	1/19/2017	U.S. Treasury bills, 0.365%* (Amortized cost of $ 89,941,600)	$89,980,125	9.02%
$21,000,000	3/16/2017	U.S. Treasury bills, 0.525%* (Amortized cost of $ 20,972,131)	20,978,388	2.10

Total U.S. Government Securities			$110,958,513	11.12%

Investment in the Funds
CMF Winton Master L.P.			$253,912,486	25.44%
Morgan Stanley Smith Barney TT II, LLC			280,645,616	28.12
CMF Willowbridge Master Fund L.P.			299,544,955	30.02

Total investment in the Funds			$834,103,057	83.58%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy		9	$(12,644)	(0.00) **%
Grains		97	(18,421)	(0.00) **
Indices		350	(81,722)	(0.01)
Interest Rates U.S.		1,293	(63,964)	(0.01)
Interest Rates Non-U.S.		478	(155,218)	(0.01)
Softs		20	(6,934)	(0.00) **

Total futures contracts purchased			(338,903)	(0.03)

Futures Contracts Sold
Energy		689	630,002	0.06
Grains		802	454,795	0.04
Indices		646	(237,157)	(0.02)
Interest Rates U.S.		851	(38,851)	(0.00) **
Interest Rates Non-U.S.		475	39,575	0.00 **
Livestock		72	(196,058)	(0.02)
Metals		185	(156,298)	(0.01)
Softs		14	(19,169)	(0.00) **

Total futures contracts sold			476,839	0.05

Net unrealized appreciation on open futures contracts			$137,936	0.02%

Unrealized Appreciation on Open Forward Contracts
Currencies		$106,385,444	$1,321,602	0.12%
Metals		506	1,375,041	0.13

Total unrealized appreciation on open forward contracts			2,696,643	0.25

Unrealized Depreciation on Open Forward Contracts
Currencies		$132,627,103	(1,463,464)	(0.13)
Metals		346	(765,188)	(0.07)

Total unrealized depreciation on open forward contracts			(2,228,652)	(0.20)

Net unrealized appreciation on open forward contracts			$467,991	0.05%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$23,000,000	1/21/16	U.S. Treasury bills, 0.19%* (Amortized cost of $ 22,996,601)	$22,998,491	2.11%
$69,000,000	2/11/16	U.S. Treasury bills, 0.125%* (Amortized cost of $ 68,978,198)	68,991,748	6.33

Total U.S. Government Securities			$91,990,239	8.44%

Investment in the Funds
CMF Winton Master L.P.			$351,974,066	32.27%
Morgan Stanley Smith Barney TT II, LLC			360,373,336	33.04
CMF Willowbridge Master Fund L.P.			285,955,662	26.22

Total investment in the Funds			$998,303,064	91.53%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$447,040	$21,474	$-
Interest income allocated from the Funds	2,014,179	186,129	117,686

Total investment income	2,461,219	207,603	117,686

Expenses:
Expenses allocated from the Funds	7,949,409	14,314,643	21,717,890
Clearing fees related to direct investments (Note 3c)	682,545	84,444	-
Ongoing selling agent fees (Note 3c)	13,923,750	11,955,184	14,454,367
Management fees (Note 3b)	10,669,966	10,966,339	9,633,788
General Partner fees (Note 3a)	8,098,845	8,503,172	6,070,857
Incentive fees (Note 3b)	-	8,799,365	25,270,784
Professional fees	2,271,832	1,550,751	563,410

Total expenses	43,596,347	56,173,898	77,711,096

Net investment loss	(41,135,128)	(55,966,295)	(77,593,410)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(25,004,534)	(1,510,518)	-
Net realized gains (losses) on closed contracts allocated from the Funds	46,956,695	77,564,141	237,114,654
Net change in unrealized gains (losses) on open contracts	2,202,920	605,927	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	10,976,518	(46,648,570)	(2,337,360)

Total trading results	35,131,599	30,010,980	234,777,294

Net income (loss)	$(6,003,529)	$(25,955,315)	$157,183,884

Net income (loss) allocation by Class:
Class A	$(6,127,946)	$(25,743,998)	$154,785,883

Class Z	$124,417	$(211,317)	$2,398,001

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(22.20)	$(71.94)	$424.55

Class Z	$6.50	$(14.75)	$170.88

Weighted average Redeemable Units outstanding:
Class A	348,898.7336	364,259.6266	382,949.3926

Class Z	12,872.7303	13,088.7533	15,348.4708

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2016, 2015 and 2014

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2013	$1,100,058,092	414,767.3528	$15,996,362	16,367.1425	$1,116,054,454	431,134.4953
Subscriptions - Limited Partners	76,450,084	27,883.6140	121,200	126.9820	76,571,284	28,010.5960
Redemptions - General Partner	-	-	(3,514,911)	(3,393.9220)	(3,514,911)	(3,393.9220)
Redemptions - Limited Partners	(234,568,708)	(86,198.5080)	(285,813)	(284.9240)	(234,854,521)	(86,483.4320)
Net income (loss)	154,785,883	-	2,398,001	-	157,183,884	-

Partners’ Capital, December 31, 2014	1,096,725,351	356,452.4588	14,714,839	12,815.2785	1,111,440,190	369,267.7373
Subscriptions - Limited Partners	134,607,790	43,748.0220	745,805	637.6420	135,353,595	44,385.6640
Redemptions - Limited Partners	(129,863,543)	(42,202.5340)	(275,546)	(242.4610)	(130,139,089)	(42,444.9950)
Net income (loss)	(25,743,998)	-	(211,317)	-	(25,955,315)	-

Partners’ Capital, December 31, 2015	1,075,725,600	357,997.9468	14,973,781	13,210.4595	1,090,699,381	371,208.4063
Subscriptions - Limited Partners	87,337,421	28,744.7430	663,409	576.7720	88,000,830	29,321.5150
Redemptions - General Partner	-	-	(1,039,843)	(872.2020)	(1,039,843)	(872.2020)
Redemptions - Limited Partners	(173,180,117)	(56,915.7560)	(562,971)	(494.8170)	(173,743,088)	(57,410.5730)
Net income (loss)	(6,127,946)	-	124,417	-	(6,003,529)	-

Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463

Net asset value per Redeemable Unit:
	Class A	Class Z
2014	$3,076.78	$1,148.23

2015	$3,004.84	$1,133.48

2016	$2,982.64	$1,139.98

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner” or with respect to Transtrend Master (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

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

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

Orion Futures Fund L.P.

Notes to Financial Statements

CMF Winton Master L.P. (“Winton Master”), Morgan Stanley Smith Barney TT II, LLC (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements (each, a “Fund Customer Agreement”) and foreign exchange brokerage account agreements with MS&Co. Prior to its liquidation, AAA Master LLC (“AAA Master”) entered into a futures brokerage agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and AAA Master are collectively referred to as the “Funds.”

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

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership’s Investment in the Funds.  The Partnership carries its investment in the Funds, other than its investment in Transtrend Master, based on the Fund’s net asset value per unit as calculated by the Funds. The Partnership carries its investment in Transtrend Master based on the Partnership’s (1) net contribution to Transtrend Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master.

e.

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

Orion Futures Fund L.P.

Notes to Financial Statements

f.

Partnership’s Cash.  The Partnership’s cash includes cash denominated in foreign currencies of $(7,112,896) (proceeds of $7,035,961) and $(3,091,422) (proceeds of $3,105,350) at December 31, 2016 and 2015, respectively. The Partnership’s margin requirement of $17,384,114, as of December 31, 2015, was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $14,185,527.

g.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.

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

i.

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services - Investment Companies.” See Note 8, “Financial Highlights.”

j.

Fair Value of Financial Instruments. The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

k.

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

Orion Futures Fund L.P.

Notes to Financial Statements

l.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. The amount previously reported as cash overdraft of $2,799,232 as of December 31, 2015 is now included with cash margin in the Statements of Financial Condition.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12th of 0.75% (0.75% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly fee equal to 1/24th of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner and MS&Co., are not responsible for the organization or operation of the Partnership.

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

Orion Futures Fund L.P.

Notes to Financial Statements

In addition, the Partnership is obligated to pay Winton and Willowbridge an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Effective January 1, 2016, the Partnership is obligated to pay Systematica an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Systematica for the Partnership during each calendar year. Prior to January 1, 2016, Systematica received an incentive fee equal to 20% of the New Trading Profits earned by Systematica payable at the end of each calendar quarter. Effective January 1, 2016, Transtrend receives an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar half year. Prior to January 1, 2016, Transtrend received an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

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

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Partnership Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as exchange, clearing, user, give-up and National Futures Association fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $48,766,785 and $14,185,527, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Orion Futures Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements with the Partnership and each of the Funds give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts in the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2016 and 2015 were 13,687 and 6,475, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2016 and 2015 were 1,984 and 554, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2016 and 2015 were $1,169,597,972 and $411,858,850, respectively. During the period January 1, 2015 to September 30, 2015, the assets of the Partnership were not traded directly.

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

Orion Futures Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2016 and 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$6,804,624	$(4,881,274)	$1,923,350	$-	$-	$1,923,350
Forwards	8,325,861	(7,349,501)	976,360	-	-	976,360

Total assets	$15,130,485	$(12,230,775)	$2,899,710	$-	$-	$2,899,710

Liabilities
Futures	$(4,881,274)	$4,881,274	$-	$-	$-	$-
Forwards	(7,349,501)	7,349,501	-	-	-	-

Total liabilities	$(12,230,775)	$12,230,775	$-	$-	$-	$-

Net fair value						$2,899,710	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$2,021,386	$(1,883,450)	$137,936	$-	$-	$137,936
Forwards	2,696,643	(2,228,652)	467,991	-	-	467,991

Total assets	$4,718,029	$(4,112,102)	$605,927	$-	$-	$605,927

Liabilities
Futures	$(1,883,450)	$1,883,450	$-	$-	$-	$-
Forwards	(2,228,652)	2,228,652	-	-	-	-

Total liabilities	$(4,112,102)	$4,112,102	$-	$-	$-	$-

Net fair value						$605,927	*

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

Orion Futures Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

	December 31, 2016
Assets

Futures Contracts
Energy	$1,035,020
Grains	594,558
Indices	3,074,016
Interest Rates U.S.	219,907
Interest Rates Non-U.S.	926,918
Livestock	23,006
Metals	247,290
Softs	683,909

Total unrealized appreciation on open futures contracts	6,804,624

Liabilities

Futures Contracts
Energy	(1,331,103)
Grains	(700,538)
Indices	(894,433)
Interest Rates U.S.	(768,687)
Interest Rates Non-U.S.	(669,301)
Livestock	(11,178)
Metals	(407,315)
Softs	(98,719)

Total unrealized depreciation on open futures contracts	(4,881,274)

Net unrealized appreciation on open futures contracts	$1,923,350	*

Assets

Forward Contracts
Currencies	$5,033,201
Metals	3,292,660

Total unrealized appreciation on open forward contracts	8,325,861

Liabilities

Forward Contracts
Currencies	(3,562,811)
Metals	(3,786,690)

Total unrealized depreciation on open forward contracts	(7,349,501)

Net unrealized appreciation on open forward contracts	$976,360	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Orion Futures Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2014, no derivative instruments were traded directly by the Partnership.

Sector	2016		2015
Currencies	$3,080,007		$251,287
Energy	(12,279,027)		5,220,997
Grains	(210,422)		566,024
Indices	(6,694,075)		(2,766,619)
Interest Rates U.S.	(4,607,629)		(1,850,339)
Interest Rates Non-U.S.	4,717,308		(2,871,784)
Livestock	(1,279,792)		154,067
Metals	(4,359,666)		557,248
Softs	(1,168,318)		(165,472)

Total	$(22,801,614)	***	$(904,591)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,804,624	$6,804,624	$-	$-
Forwards	8,325,861	3,292,660	5,033,201	-
U.S. Treasury bills	110,958,513	-	110,958,513	-

Total assets	$126,088,998	$10,097,284	$115,991,714	$-

Liabilities
Futures	$4,881,274	$4,881,274	$-	$-
Forwards	7,349,501	3,786,690	3,562,811	-

Total liabilities	$12,230,775	$8,667,964	$3,562,811	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,021,386	$2,021,386	$-	$-
Forwards	2,696,643	1,375,041	1,321,602	-
U.S. Treasury bills	91,990,239	-	91,990,239	-

Total assets	$96,708,268	$3,396,427	$93,311,841	$-

Liabilities
Futures	$1,883,450	$1,883,450	$-	$-
Forwards	2,228,652	765,188	1,463,464	-

Total liabilities	$4,112,102	$2,648,638	$1,463,464	$-

6.	Investment in the Funds:

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

Orion Futures Fund L.P.

Notes to Financial Statements

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2016.

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

Management fees, ongoing selling agent fees, General Partner fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 58.4% of Winton Master, 96.1% of Transtrend Master and 82.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$495,983,925	$1,690,947	$494,292,978
Transtrend Master	296,071,844	311,815	295,760,029
Willowbridge Master	396,846,845	5,348,232	391,498,613

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Winton Master	$603,348,671	$307,301	$603,041,370
Transtrend Master	375,412,557	351,832	375,060,725
Willowbridge Master	351,368,221	2,668,272	348,699,949

Orion Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$644,094	$12,105,450	$12,749,544
Transtrend Master	(6,714,929)	42,872,388	36,157,459
Willowbridge Master	(120,715)	10,171,911	10,051,196

	For the year ended December 31, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$(760,444)	$29,837,693	$29,077,249
Transtrend Master	(13,473,391)	6,076,525	(7,396,866)
Willowbridge Master	(783,256)	6,652,400	5,869,144

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	December 31, 2016		For the year ended December 31, 2016
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	25.44%	$253,912,486	$8,936,078	$347,150	$40,085	$-	$-	$8,548,843	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	41,945,544	1,669,127	745	3,052,708	2,088,183	35,134,781	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	9,065,770	696,590	54,821	-	-	8,314,359	Commodity Portfolio	Monthly

Total		$834,103,057	$59,947,392	$2,712,867	$95,651	$3,052,708	$2,088,183	$51,997,983

	December 31, 2015		For the year ended December 31, 2015
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	32.27%	$351,974,066	$20,263,106	$503,443	$66,529	$-	$-	$19,693,134	Commodity Portfolio	Monthly
Transtrend Master	33.04%	360,373,336	5,414,054	1,699,581	-	4,759,995	6,569,923	(7,615,445)	Commodity Portfolio	Monthly
Willowbridge Master	26.22%	285,955,662	5,424,540	642,393	72,779	-	-	4,709,368	Commodity Portfolio	Monthly

Total		$998,303,064	$31,101,700	$2,845,417	$139,308	$4,759,995	$6,569,923	$16,787,057

Orion Futures Fund L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$94.62	$35.78	$80.55	$30.05	$629.82	$234.07
Net investment loss	(116.82)	(29.28)	(152.49)	(44.80)	(205.27)	(63.19)

Increase (decrease) for the year	(22.20)	6.50	(71.94)	(14.75)	424.55	170.88
Net asset value per Redeemable Unit, beginning of year	3,004.84	1,133.48	3,076.78	1,148.23	2,652.23	977.35

Net asset value per Redeemable Unit, end of year	$2,982.64	$1,139.98	$3,004.84	$1,133.48	$3,076.78	$1,148.23

	2016		2015		2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(3.9)%	(2.6)%	(5.0)%	(4.1)%	(7.4)%	(6.7)%

Operating expense	3.9%	2.6%	3.7%	2.7%	3.8%	2.8%
Incentive fees	0.2%	0.2%	1.4%	1.4%	3.6%	3.9%

Total expenses	4.1%	2.8%	5.1%	4.1%	7.4%	6.7%

Total return:
Total return before incentive fees	(0.5)%	0.8%	(0.9)%	0.1%	19.6%	21.4%
Incentive fees	(0.2)%	(0.2)%	(1.4)%	(1.4)%	(3.6)%	(3.9)%

Total return after incentive fees	(0.7)%	0.6%	(2.3)%	(1.3)%	16.0%	17.5%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses.

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

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.8% to 44.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co., or an MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

Orion Futures Fund L.P.

Notes to Financial Statements

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

10.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective January 1, 2017, the monthly management fee Transtrend Master pays to Transtrend was reduced to 0.85% per year.

Effective February 27, 2017, Transtrend Master changed its name from Morgan Stanley Smith Barney TT II, LLC to CMF TT II, LLC.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$8,554,705	$(23,760,670)	$(13,229,270)	$63,566,834
Total investment income	644,421	666,079	536,268	614,451
Total expenses	(9,746,634)	(10,553,358)	(9,012,433)	(14,283,922)

Net income (loss)	$(547,508)	$(33,647,949)	$(21,705,435)	$49,897,363

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(0.51)	$(96.86)	$(60.65)	$135.82

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$3.49	$(32.84)	$(18.75)	$54.60

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(5,360,212)	$72,653,726	$(121,742,468)	$84,459,934
Total investment income	132,450	45,234	13,584	16,335
Total expenses	(10,445,958)	(10,264,415)	(9,854,531)	(25,608,994)

Net income (loss)	$(15,673,720)	$62,434,545	$(131,583,415)	$58,867,275

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(42.61)	$167.18	$(357.57)	$161.06

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(12.64)	$65.54	$(130.85)	$63.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

●

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

●

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B: Other Information.

Effective January 1, 2017, the monthly management fee Transtrend Master pays to Transtrend was reduced to 0.85% per year.

Effective February 27, 2017, Transtrend Master changed its name from Morgan Stanley Smith Barney TT II, LLC to CMF TT II, LLC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12th of 0.75% (0.75%) of month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	9,730.4983	78.3%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016  $216,600

2015  $255,000

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Condensed Schedule of Investments at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

(b)

Amendment to the Amended and Restated Advisory Agreement among Transtrend Master, the General Partner and Transtrend B.V. (filed as Exhibit 10.2 to the current report on Form 8-K filed on February 28, 2017 and incorporated herein by reference).

10.4(a)

Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the quarterly report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)	Letter extending the Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. from June 30, 2016 to June 30, 2017 (filed herewith).

10.5(a)

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

10.6(a)

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

10.7

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the current report on Form 8- K filed on March 8, 2016 and incorporated herein by reference).

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

99.1	Financial Statements of CMF Winton Master L.P.

99.2	Financial Statements of CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC).

99.3	Financial Statements of CMF Willowbridge Master Fund L.P.

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
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.