Form 10-Q
period 2017-03-31
ORION FUTURES FUND LP
filed 2017-05-11
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                    Accelerated filer                    Non-accelerated filer X

Smaller reporting company        Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No X

As of April 30, 2017, 311,969.9298 Limited Partnership Class A Redeemable Units were outstanding and 2,909.6462 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orion Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016

Assets:
Investment in the Funds(1), at fair value	$762,546,052	$834,103,057

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $110,913,731 at March 31, 2017 and December 31, 2016, respectively)	-	110,958,513
Cash at MS&Co.	129,817,408	24,728,233
Cash margin	72,594,733	48,766,785
Net unrealized appreciation on open futures contracts	3,451,126	1,923,350
Net unrealized appreciation on open forward contracts	-	976,360

Total equity in trading account	205,863,267	187,353,241

Cash at bank	1,022	217
Interest receivable	98,922	19,586

Total assets	$968,509,263	$1,021,476,101

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$2,082,863	$-
Accrued expenses:
Ongoing selling agent fees	2,834,497	2,294,952
Management fees	808,705	846,374
General Partner fees	601,842	636,635
Professional fees	645,511	564,651
Redemptions payable to General Partner	-	249,862
Redemptions payable to Limited Partners	19,239,869	18,969,876

Total liabilities	26,213,287	23,562,350

Partners’ Capital:
General Partner, Class Z, 9,730.4983 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	10,994,926	11,092,572
Limited Partners, Class A, 315,101.9428 and 329,826.9338 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	928,049,728	983,754,958
Limited Partners, Class Z, 2,877.4162 and 2,689.7142 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	3,251,322	3,066,221

Total partners’ capital (net asset value)	942,295,976	997,913,751

Total liabilities and partners’ capital	$968,509,263	$1,021,476,101

Net asset value per Redeemable Unit:
Class A	$2,945.24	$2,982.64

Class Z	$1,129.94	$1,139.98

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	659	$170,824	0.02%
Grains	267	(797,446)	(0.08)
Indices	4,347	1,760,873	0.19
Interest Rates U.S.	4,247	631,659	0.07
Interest Rates Non-U.S.	3,152	864,127	0.09
Livestock	142	49,207	0.01
Metals	178	59,273	0.01
Softs	228	17,500	0.00 *

Total futures contracts purchased		2,756,017	0.31

Futures Contracts Sold
Energy	947	(845,620)	(0.09)
Grains	2,464	2,646,623	0.28
Indices	1,456	557,261	0.06
Interest Rates U.S.	373	(542,656)	(0.06)
Interest Rates Non-U.S.	4,465	(1,245,060)	(0.13)
Livestock	1	(140)	(0.00) *
Metals	62	45,300	0.00 *
Softs	138	79,401	0.01

Total futures contracts sold		695,109	0.07

Net unrealized appreciation on open futures contracts		$3,451,126	0.38%

Unrealized Appreciation on Open Forward Contracts
Currencies	$491,863,620	$7,101,715	0.76%
Metals	1,226	2,480,304	0.26

Total unrealized appreciation on open forward contracts		9,582,019	1.02

Unrealized Depreciation on Open Forward Contracts
Currencies	$728,596,378	(8,167,467)	(0.87)
Metals	1,550	(3,497,415)	(0.37)

Total unrealized depreciation on open forward contracts		(11,664,882)	(1.24)

Net unrealized depreciation on open forward contracts		$(2,082,863)	(0.22)%

Investment in the Funds
CMF Winton Master L.P.		$218,231,257	23.16%
CMF TT II, LLC		249,921,744	26.52
CMF Willowbridge Master Fund L.P.		294,393,051	31.24

Total investment in the Funds		$762,546,052	80.92%

*     Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	425	$988,804	0.10%
Grains	1,066	(639,780)	(0.06)
Indices	2,548	1,318,736	0.13
Interest Rates U.S.	2,673	(411,241)	(0.04)
Interest Rates Non-U.S.	1,501	143,274	0.01
Livestock	55	11,828	0.00 **
Metals	96	(370,655)	(0.04)
Softs	191	(85,970)	(0.01)

Total futures contracts purchased		954,996	0.09

Futures Contracts Sold
Energy	579	(1,284,887)	(0.13)
Grains	1,630	533,800	0.05
Indices	2,604	860,847	0.09
Interest Rates U.S.	243	(137,539)	(0.01)
Interest Rates Non-U.S.	4,260	114,343	0.01
Metals	201	210,630	0.02
Softs	163	671,160	0.07

Total futures contracts sold		968,354	0.10

Net unrealized appreciation on open futures contracts		$1,923,350	0.19%

Unrealized Appreciation on Open Forward Contracts
Currencies	$413,919,583	$5,033,201	0.51%
Metals	902	3,292,660	0.33

Total unrealized appreciation on open forward contracts		8,325,861	0.84

Unrealized Depreciation on Open Forward Contracts
Currencies	$327,069,053	(3,562,811)	(0.36)
Metals	983	(3,786,690)	(0.38)

Total unrealized depreciation on open forward contracts		(7,349,501)	(0.74)

Net unrealized appreciation on open forward contracts		$976,360	0.10%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$90,000,000	1/19/2017	U.S. Treasury bills, 0.365%* (Amortized cost of $89,941,600)	$89,980,125	9.02%
$21,000,000	3/16/2017	U.S. Treasury bills, 0.525%* (Amortized cost of $20,972,131)	20,978,388	2.10

Total U.S. Government Securities			$110,958,513	11.12%

Investment in the Funds
CMF Winton Master L.P.			$253,912,486	25.44%
Morgan Stanley Smith Barney TT II, LLC			280,645,616	28.12
CMF Willowbridge Master Fund L.P.			299,544,955	30.02

Total investment in the Funds			$834,103,057	83.58%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$248,919	$90,197
Interest income allocated from the Funds	919,491	524,254

Total investment income	1,168,410	614,451

Expenses:
Expenses allocated from the Funds	1,299,406	3,794,562
Clearing fees related to direct investments	201,954	108,620
Ongoing selling agent fees	3,641,514	3,224,300
Management fees	2,458,902	2,808,366
General Partner fees	1,839,851	2,167,742
Incentive fees	-	1,555,439
Professional fees	462,201	624,893

Total expenses	9,903,828	14,283,922

Net investment loss	(8,735,418)	(13,669,471)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	4,942,559	8,528,747
Net realized gains (losses) on closed contracts allocated from the Funds	3,240,347	45,940,752
Net change in unrealized gains (losses) on open contracts	(1,362,006)	2,665,075
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(10,452,614)	6,432,260

Total trading results	(3,631,714)	63,566,834

Net income (loss)	$(12,367,132)	$49,897,363

Net income (loss) allocation by Class:
Class A	$(12,240,238)	$49,157,432

Class Z	$(126,894)	$739,931

Net asset value per Redeemable Unit:
Class A (315,101.9428 and 350,771.1228 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$2,945.24	$3,140.66

Class Z (12,607.9145 and 12,624.6185 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,129.94	$1,188.08

Net income (loss) per Redeemable Unit*:
Class A	$(37.40)	$135.82

Class Z	$(10.04)	$54.60

Weighted average Redeemable Units outstanding:
Class A	326,780.8755	359,053.0921

Class Z	12,524.0825	13,015.1792

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	12,385,945	4,176.5810	241,476	211.7020	12,627,421	4,388.2830
Redemptions - Limited Partners	(55,850,937)	(18,901.5720)	(27,127)	(24.0000)	(55,878,064)	(18,925.5720)
Net income (loss)	(12,240,238)	-	(126,894)	-	(12,367,132)	-

Partners’ Capital, March 31, 2017	$928,049,728	315,101.9428	$14,246,248	12,607.9145	$942,295,976	327,709.8573

Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	24,317,529	7,838.9270	-	-	24,317,529	7,838.9270
Redemptions - General Partner	-	-	(699,994)	(573.8410)	(699,994)	(573.8410)
Redemptions - Limited Partners	(47,547,874)	(15,065.7510)	(14,639)	(12.0000)	(47,562,513)	(15,077.7510)
Net income (loss)	49,157,432	-	739,931	-	49,897,363	-

Partners’ Capital, March 31, 2016	$1,101,652,687	350,771.1228	$14,999,079	12,624.6185	$1,116,651,766	363,395.7413

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner” or with respect to Transtrend Master (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

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

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

The Partnership, CMF Winton Master L.P. (“Winton Master”), CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Winton Master, Transtrend Master and Willowbridge Master are collectively referred to as the “Funds.”

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All or substantially all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. and/or in a non-trading account at JPMorgan Chase Bank, N.A. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Effective March 1, 2014, the Partnership entered into a new selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. Morgan Stanley Wealth Management may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(7,518,979) (proceeds of $7,611,485) and $(7,112,896) (proceeds of $7,035,961) at March 31, 2017 and December 31, 2016, respectively.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 30, 2017				Three Months Ended March 31, 2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A		Class Z		Class A	Class Z
Net realized and unrealized gains (losses)	$(10.89)		$(4.19)		$173.45	$65.41
Net investment loss	(26.51)		(5.85)		(37.63)	(10.81)

Increase (decrease) for the period	(37.40)		(10.04)		135.82	54.60
Net asset value per Redeemable Unit, beginning of period	2,982.64		1,139.98		3,004.84	1,133.48

Net asset value per Redeemable Unit, end of period	$2,945.24		$1,129.94		$3,140.66	$1,188.08

	Three Months Ended March 30, 2017				Three Months Ended March 31, 2016
	Class A		Class Z		Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.7)%		(2.1)%		(3.9)%	(2.8)%

Operating expenses	4.2%		2.6%		3.8%	2.6%
Incentive fees	-	%****	-	%****	0.3%	0.4%

Total expenses	4.2%		2.6%		4.1%	3.0%

Total return:
Total return before incentive fees	(1.3)%		(0.9)%		4.8%	5.2%
Incentive fees	-	%****	-	%****	(0.3)%	(0.4)%

Total return after incentive fees	(1.3)%		(0.9)%		4.5%	4.8%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Partnership’s Statements of Income and Expenses.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2017 and 2016 were 20,954 and 9,346, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2017 and 2016 were 2,297 and 1,136, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2017 and 2016 were $1,629,926,653 and $681,617,217, respectively.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$9,343,459	$(5,892,333)	$3,451,126	$-	$-	$3,451,126
Forwards	9,582,019	(9,582,019)	-	-	-	-

Total assets	$18,925,478	$(15,474,352)	$3,451,126	$-	$-	$3,451,126

Liabilities
Futures	$(5,892,333)	$5,892,333	$-	$-	$-	$-
Forwards	(11,664,882)	9,582,019	(2,082,863)	-	-	(2,082,863)

Total liabilities	$(17,557,215)	$15,474,352	$(2,082,863)	$-	$-	$(2,082,863)

Net fair value						$1,368,263	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$6,804,624	$(4,881,274)	$1,923,350	$-	$-	$1,923,350
Forwards	8,325,861	(7,349,501)	976,360	-	-	976,360

Total assets	$15,130,485	$(12,230,775)	$2,899,710	$-	$-	$2,899,710

Liabilities
Futures	$(4,881,274)	$4,881,274	$-	$-	$-	$-
Forwards	(7,349,501)	7,349,501	-	-	-	-

Total liabilities	$(12,230,775)	$12,230,775	$-	$-	$-	$-

Net fair value						$2,899,710	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Futures Contracts
Energy	$846,565
Grains	2,680,911
Indices	3,438,020
Interest Rates U.S.	783,135
Interest Rates Non-U.S.	1,230,449
Livestock	60,907
Metals	181,181
Softs	122,291

Total unrealized appreciation on open futures contracts	9,343,459

Liabilities
Futures Contracts
Energy	(1,521,361)
Grains	(831,734)
Indices	(1,119,886)
Interest Rates U.S.	(694,132)
Interest Rates Non-U.S.	(1,611,382)
Livestock	(11,840)
Metals	(76,608)
Softs	(25,390)

Total unrealized depreciation on open futures contracts	(5,892,333)

Net unrealized appreciation on open futures contracts	$3,451,126	*

Assets
Forward Contracts
Currencies	$7,101,715
Metals	2,480,304

Total unrealized appreciation on open forward contracts	9,582,019

Liabilities
Forward Contracts
Currencies	(8,167,467)
Metals	(3,497,415)

Total unrealized depreciation on open forward contracts	(11,664,882)

Net unrealized depreciation on open forward contracts	$(2,082,863)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2017 and 2016, respectively.

Sector	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Currencies	$(669,763)		$2,578,041
Energy	(3,275,657)		2,510,164
Grains	(1,810,506)		(615,180)
Indices	12,822,835		250,247
Interest Rates U.S.	501,573		3,171,771
Interest Rates Non-U.S.	(2,891,280)		4,649,685
Livestock	(67,230)		(435,153)
Metals	(1,380,688)		(913,707)
Softs	351,269		(2,046)

Total	$3,580,553	***	$11,193,822	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,343,459	$9,343,459	$-	$-
Forwards	9,582,019	2,480,304	7,101,715	-

Total assets	$18,925,478	$11,823,763	$7,101,715	$-

Liabilities
Futures	$5,892,333	$5,892,333	$-	$-
Forwards	11,664,882	3,497,415	8,167,467	-

Total liabilities	$17,557,215	$9,389,748	$8,167,467	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,804,624	$6,804,624	$-	$-
Forwards	8,325,861	3,292,660	5,033,201	-
U.S. Treasury bills	110,958,513	-	110,958,513	-

Total assets	$126,088,998	$10,097,284	$115,991,714	$-

Liabilities
Futures	$4,881,274	$4,881,274	$-	$-
Forwards	7,349,501	3,786,690	3,562,811	-

Total liabilities	$12,230,775	$8,667,964	$3,562,811	$-

6.	Investment in the Funds:

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2017.

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

At March 31, 2017, the Partnership owned approximately 46.7% of Winton Master, 94.8% of Transtrend Master and 78.6% of Willowbridge Master. At December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	March 31, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$471,163,041	$3,846,614	$467,316,427
Transtrend Master	263,935,783	339,569	263,596,214
Willowbridge Master	382,452,602	8,095,652	374,356,950

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$495,983,925	$1,690,947	$494,292,978
Transtrend Master	296,071,844	311,815	295,760,029
Willowbridge Master	396,846,845	5,348,232	391,498,613

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$390,987	$7,430,968	$7,821,955
Transtrend Master	(809,650)	(5,798,084)	(6,607,734)
Willowbridge Master	196,912	(6,637,913)	(6,441,001)

	For the three month ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$154,080	$22,505,089	$22,659,169
Transtrend Master	(3,581,951)	42,260,069	38,678,118
Willowbridge Master	(109,566)	(2,093,510)	(2,203,076)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	March 31, 2017		For the three months ended March 31, 2017
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fees	Incentive Fee

Winton Master	23.16%	$218,231,257	$3,733,396	$69,235	$7,586	$-	$-	$3,656,575	Commodity Portfolio	Monthly
Transtrend Master	26.52%	249,921,744	(5,231,790)	429,787	185	560,025	25,157	(6,246,944)	Commodity Portfolio	Monthly
Willowbridge Master	31.24%	294,393,051	(4,794,382)	194,044	13,387	-	-	(5,001,813)	Commodity Portfolio	Monthly

Total		$762,546,052	$(6,292,776)	$693,066	$21,158	$560,025	$25,157	$(7,592,182)

	December 31, 2016		For the three months ended March 31, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fees	Incentive Fee

Winton Master	25.44%	$253,912,486	$13,477,000	$95,297	$11,727	$-	$-	$13,369,976	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	40,736,856	401,442	161	849,296	2,196,828	37,289,129	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	(1,316,590)	224,309	15,502	-	-	(1,556,401)	Commodity Portfolio	Monthly

Total		$834,103,057	$52,897,266	$721,048	$27,390	$849,296	$2,196,828	$49,102,704

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 25.5% to 33.9% of the Partnership’s/Funds’ contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership/Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, no does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2017.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, the Partnership’s capital decreased 5.6% from $997,913,751 to $942,295,976. This decrease was attributable to redemptions of 18,901.5720 Class A limited partner Redeemable Units totaling $55,850,937, redemptions of 24.0000 Class Z limited partner Redeemable Units totaling $27,127 and a net loss of $12,367,132 which was partially offset by subscriptions of 4,176.5810 Class A limited partner Redeemable Units totaling $12,385,945 and subscriptions of 211.7020 Class Z limited partner Redeemable Units totaling $241,476. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 1.3% from $2,982.64 to $2,945.24, as compared to an increase of 4.5% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class Z decreased 0.9% from $1,139.98 to $1,129.94, as compared to an increase of 4.8% in the first quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $3,631,714. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $63,566,834. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, metals, softs and indices.

The most significant losses were incurred within the global interest rate sector during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Within the energy markets, losses were recorded during January and March from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses. Losses within the metals markets were experienced primarily during March from long positions in gold and silver futures as rising interest rates reduced demand for precious metals. Additional losses within the metals markets were incurred during March from positions in copper futures. Further losses were experienced during January within the agricultural sector from short positions in corn and wheat futures as prices rose after the release of industry reports which indicated U.S. farmers may allocate fewer acres to corn and wheat plantings in 2017. Within the currency sector, losses were recorded during January and March from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. The Partnership’s losses for the quarter were partially offset by trading gains achieved during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Transtrend Master will receive monthly interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three months ended March 31, 2017 increased by $553,959 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher interest rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2017 increased by $93,334 as compared to the corresponding period in 2016. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended March 31, 2017 increased by $417,214 as compared to the corresponding period in 2016. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades executed by the Advisors during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2017 decreased by $638,735 as compared to the corresponding period in 2016. The decrease in management fees is due to lower average adjusted net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2017 decreased by $327,891 as compared to the corresponding period in 2016. The decrease in the General Partner fees is due to lower average adjusted net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2017 resulted in incentive fees of $25,157. Trading performance for the three months ended March 31, 2016 resulted in incentive fees of $3,752,267. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2017 and December 31, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2017	March 31, 2017 (percentage of net assets)	December 31, 2016	December 31, 2016 (percentage of net assets)
Winton	$208,060,060	22%	$239,079,234	24%
Transtrend	$248,335,440	26%	$274,277,524	27%
Willowbridge	$293,341,137	31%	$298,633,325	30%
Systematica	$192,559,339	21%	$185,923,668	19%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Trading Advisors in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with exception to Systematica, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Systematica directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by Systematica) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Partnership’s total capitalization was $942,295,976.

March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$28,481,176	3.02%
Currencies	80,383,361	8.53
Interest Rates	24,552,526	2.61
Equities	47,554,688	5.05

Total	$180,971,751	19.21%

As of December 31, 2016, the Partnership’s total capitalization was $997,913,751.

December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$29,093,012	2.92%
Currencies	71,606,105	7.18
Interest Rates	18,574,346	1.86
Equities	51,332,277	5.14

Total	$170,605,740	17.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of March 31, 2017 and December 31, 2016 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$39,886,541	4.23%	$41,387,249	$20,180,605	$34,116,209
Energy	3,998,186	0.42	4,048,872	1,604,328	2,949,048
Grains	2,637,313	0.28	2,862,821	2,343,114	2,557,769
Indices	16,493,628	1.75	19,782,557	13,050,871	15,445,895
Interest Rates U.S.	2,398,965	0.25	2,607,483	1,583,937	2,200,468
Interest Rates Non-U.S.	3,588,483	0.38	5,092,504	1,693,358	2,943,151
Livestock	275,495	0.03	275,495	88,195	196,764
Metals	1,685,431	0.18	2,557,755	1,068,033	1,886,609
Softs	615,230	0.07	782,210	561,220	673,530

Total	$71,579,272	7.59%

*	Average of month-end Values at Risk.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$20,728,371	2.08%	$32,759,531	$7,282,770	$17,006,423
Energy	2,100,741	0.21	6,495,906	650,281	2,453,669
Grains	2,490,546	0.25	3,674,203	581,348	2,057,790
Indices	17,539,816	1.76	17,539,816	2,511,223	9,299,916
Interest Rates U.S.	1,616,930	0.16	3,769,117	1,113,311	2,098,884
Interest Rates Non-U.S.	2,015,332	0.20	6,788,511	1,595,866	3,581,237
Livestock	105,751	0.01	465,795	47,836	224,310
Metals	1,604,889	0.16	3,731,858	764,635	1,567,810
Softs	564,409	0.06	720,434	81,334	417,616

Total	$48,766,785	4.89%

*	Annual average of month-end Values at Risk.

As of March 31, 2017, Winton Master’s total capitalization was $467,316,427. The Partnership owned approximately 46.7% of Winton Master. As of March 31, 2017, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$24,198,554	5.18%	$33,621,368	$23,558,634	$25,810,417
Energy	1,082,118	0.23	1,716,266	660,791	1,422,672
Grains	1,498,652	0.32	2,252,257	1,480,205	1,675,540
Indices	31,470,290	6.73	31,470,290	24,362,891	29,740,689
Interest Rates U.S.	4,045,256	0.87	5,362,330	4,045,256	4,392,975
Interest Rates Non-U.S.	2,522,828	0.54	4,189,587	2,187,532	2,892,544
Livestock	509,080	0.11	527,725	359,920	502,957
Metals	3,189,981	0.68	7,363,430	3,189,981	4,820,044
Softs	1,361,440	0.29	1,361,440	1,140,436	1,283,345

Total	$69,878,199	14.95%

*	Average of month-end Values at Risk.

As of December 31, 2016, Winton Master’s total capitalization was $494,292,978. The Partnership owned approximately 51.4% of Winton Master. As of December 31, 2016, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

As of March 31, 2017, Transtrend Master’s total capitalization was $263,596,214. The Partnership owned approximately 94.8% of Transtrend Master. As of March 31, 2017, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$14,517,257	5.51%	$14,517,257	$8,420,726	$12,349,182
Currencies	25,245,563	9.58	32,480,250	24,214,194	29,519,780
Interest Rates	7,718,320	2.93	13,283,087	4,377,363	9,573,195
Equities	16,155,983	6.13	19,022,299	14,572,279	16,547,830

Total	$63,637,123	24.15%

*  Average of daily Values at Risk.

As of December 31, 2016, Transtrend Master’s total capitalization was $295,760,029. The Partnership owned approximately 94.9% of Transtrend Master. As of December 31, 2016, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

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

*  Annual average of daily Values at Risk.

As of March 31, 2017, Willowbridge Master’s total capitalization was $374,356,950. The Partnership owned approximately 78.6% of Willowbridge Master. As of March 31, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,696,312	1.79%	$19,283,789	$3,531,563	$10,808,948
Energy	2,466,524	0.66	8,223,690	-	3,411,635
Indices	1,334,049	0.36	9,945,997	490,209	2,845,913
Interest Rates U.S.	10,076,057	2.69	13,534,170	153,995	5,408,693
Interest Rates Non-U.S.	332,105	0.09	5,063,944	325,291	691,268

Total	$20,905,047	5.59%

*  Average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 76.5% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*  Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were subscriptions of 4,176.5810 Class A Redeemable Units totaling $12,385,945 and subscriptions of 211.7020 Class Z Redeemable Units totaling $241,476. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	6,205.1240	$2,933.04	15.0000	$1,121.98	N/A	N/A
February 1, 2017 - February 28, 2017	6,163.9180	$2,986.93	9.0000	$1,144.10	N/A	N/A
March 1, 2017 - March 31, 2017	6,532.5300	$2,945.24	N/A	N/A	N/A	N/A
	18,901.5720	$2,954.83	24.0000	$1,130.28

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not Applicable.

Item 5.	Other Information. — None.

Item 6. Exhibits.

3.1	(a)

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

10.2	(a)

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

(b)

Letter extending the Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. from June 30, 2016 to June 30, 2017 (filed as Exhibit 10.4(b) to the annual report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) filed herewith).

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.