Form 10-Q
period 2017-06-30
ORION FUTURES FUND LP
filed 2017-08-10
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    No X

As of July 31, 2017, 298,387.3488 Limited Partnership Class A Redeemable Units were outstanding and 2,669.7602 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orion Futures Fund L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Funds(1), at fair value	$714,476,817	$834,103,057

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $110,913,731 at June 30, 2017 and December 31, 2016, respectively)	-	110,958,513
Unrestricted cash	110,167,159	24,728,233
Restricted cash	65,738,438	48,766,785
Net unrealized appreciation on open futures contracts	-	1,923,350
Net unrealized appreciation on open forward contracts	-	976,360

Total equity in trading account	175,905,597	187,353,241

Cash at bank	825	217
Interest receivable	120,150	19,586

Total assets	$890,503,389	$1,021,476,101

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$8,317,211	$-
Net unrealized depreciation on open forward contracts	1,884,200	-
Accrued expenses:
Ongoing selling agent fees	2,721,923	2,294,952
Management fees	755,677	846,374
General Partner fees	548,141	636,635
Professional fees	554,911	564,651
Redemptions payable to General Partner	1,274,988	249,862
Redemptions payable to Limited Partners	14,518,212	18,969,876

Total liabilities	30,575,263	23,562,350

Partners’ Capital:
General Partner, Class Z, 8,552.3863 and 9,730.4983 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	9,255,692	11,092,572
Limited Partners, Class A, 301,676.5668 and 329,826.9338 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	847,473,993	983,754,958
Limited Partners, Class Z, 2,955.4042 and 2,689.7142 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	3,198,441	3,066,221

Total partners’ capital (net asset value)	859,928,126	997,913,751

Total liabilities and partners’ capital	$890,503,389	$1,021,476,101

Net asset value per Redeemable Unit:
Class A	$2,809.21	$2,982.64

Class Z	$1,082.23	$1,139.98

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	35	$28,721	0.00 *%
Grains	131	22,911	0.00 *
Indices	3,005	(3,530,346)	(0.41)
Interest Rates U.S.	3,965	(1,444,605)	(0.17)
Interest Rates Non-U.S.	4,364	(2,700,065)	(0.31)
Livestock	177	4,575	0.00 *
Metals	116	423,490	0.05
Softs	155	(290,405)	(0.03)

Total futures contracts purchased		(7,485,724)	(0.87)

Futures Contracts Sold
Energy	1,183	(632,706)	(0.07)
Grains	1,634	(2,569,834)	(0.30)
Indices	2,111	1,450,854	0.17
Interest Rates U.S.	132	105,531	0.01
Interest Rates Non-U.S.	3,150	748,714	0.09
Metals	127	(3,895)	(0.00) *
Softs	305	69,849	0.01

Total futures contracts sold		(831,487)	(0.09)

Net unrealized depreciation on open futures contracts		$(8,317,211)	(0.96)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$418,190,176	$5,162,720	0.60%
Metals	1,140	2,340,681	0.27

Total unrealized appreciation on open forward contracts		7,503,401	0.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$381,326,893	(6,336,878)	(0.74)
Metals	1,205	(3,050,723)	(0.35)

Total unrealized depreciation on open forward contracts		(9,387,601)	(1.09)

Net unrealized depreciation on open forward contracts		$(1,884,200)	(0.22)%

Investment in the Funds
CMF Winton Master L.P.		$184,205,263	21.42%
CMF TT II, LLC		218,991,768	25.47
CMF Willowbridge Master Fund L.P.		311,279,786	36.20

Total investment in the Funds		$714,476,817	83.09%

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

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$349,068	$107,226	$597,987	$197,423
Interest income allocated from the Funds	1,249,357	429,042	2,168,848	953,296

Total investment income	1,598,425	536,268	2,766,835	1,150,719

Expenses:
Expenses allocated from the Funds	1,215,443	1,307,431	2,514,849	5,101,993
Clearing fees related to direct investments	240,385	184,726	442,339	293,346
Ongoing selling agent fees	3,686,935	3,808,783	7,328,449	7,033,083
Management fees	2,325,769	2,679,165	4,784,671	5,487,531
General Partner fees	1,709,983	2,016,900	3,549,834	4,184,642
Incentive fees	-	(1,555,439)	-	-
Professional fees	441,534	570,867	903,735	1,195,760

Total expenses	9,620,049	9,012,433	19,523,877	23,296,355

Net investment loss	(8,021,624)	(8,476,165)	(16,757,042)	(22,145,636)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	4,270,829	(19,585,440)	9,213,388	(11,056,693)
Net realized gains (losses) on closed contracts allocated from the Funds	(21,348,935)	(42,556,636)	(18,108,588)	3,384,116
Net change in unrealized gains (losses) on open contracts	(11,654,855)	3,048,360	(13,016,861)	5,713,435
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(5,973,626)	45,864,446	(16,426,240)	52,296,706

Total trading results	(34,706,587)	(13,229,270)	(38,338,301)	50,337,564

Net income (loss)	$(42,728,211)	$(21,705,435)	$(55,095,343)	$28,191,928

Net income (loss) allocation by Class:
Class A	$(42,120,675)	$(21,470,579)	$(54,360,913)	$27,686,853

Class Z	$(607,536)	$(234,856)	$(734,430)	$505,075

Net asset value per Redeemable Unit:
Class A (301,676.5668 and 344,675.2878 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$2,809.21	$3,080.01	$2,809.21	$3,080.01

Class Z (11,507.7905 and 12,661.6815 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,082.23	$1,169.33	$1,082.23	$1,169.33

Net income (loss) per Redeemable Unit*:
Class A	$(136.03)	$(60.65)	$(173.43)	$75.17

Class Z	$(47.71)	$(18.75)	$(57.75)	$35.85

Weighted average Redeemable Units outstanding:
Class A	311,835.2838	351,277.0961	319,308.0796	355,165.0941

Class Z	12,717.9102	12,636.9728	12,620.9963	12,826.0760

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	20,730,112	7,035.5830	421,476	371.7440	21,151,588	7,407.3270
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(102,650,164)	(35,185.9500)	(116,718)	(106.0540)	(102,766,882)	(35,292.0040)
Net income (loss)	(54,360,913)	-	(734,430)	-	(55,095,343)	-

Partners’ Capital, June 30, 2017	$847,473,993	301,676.5668	$12,454,133	11,507.7905	$859,928,126	313,184.3573

Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	43,797,201	14,318.9170	52,497	46.9850	43,849,698	14,365.9020
Redemptions - General Partner	-	-	(699,994)	(573.8410)	(699,994)	(573.8410)
Redemptions - Limited Partners	(85,606,102)	(27,641.5760)	(25,725)	(21.9220)	(85,631,827)	(27,663.4980)
Net income (loss)	27,686,853	-	505,075	-	28,191,928	-

Partners’ Capital, June 30, 2016	$1,061,603,552	344,675.2878	$14,805,634	12,661.6815	$1,076,409,186	357,336.9693

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A (“JPMorgan”).

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. The Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. and/or in a non-trading account at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Effective March 1, 2014, the Partnership entered into a new selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units. Effective October 1, 2014, the ongoing selling agent fee was (i) reduced to $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, and the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(3,454,166) (proceeds of $3,461,491) and $(7,112,896) (proceeds of $7,035,961) at June 30, 2017 and December 31, 2016, respectively.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(110.52)	$(42.45)	$(36.70)	$(13.77)	$(121.38)	$(46.64)	$136.94	$51.95
Net investment loss	(25.51)	(5.26)	(23.95)	(4.98)	(52.05)	(11.11)	(61.77)	(16.10)

Increase (decrease) for the period	(136.03)	(47.71)	(60.65)	(18.75)	(173.43)	(57.75)	75.17	35.85
Net asset value per Redeemable Unit, beginning of period	2,945.24	1,129.94	3,140.66	1,188.08	2,982.64	1,139.98	3,004.84	1,133.48

Net asset value per Redeemable Unit, end of period	$2,809.21	$1,082.23	$3,080.01	$1,169.33	$2,809.21	$1,082.23	$3,080.01	$1,169.33

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Class A	Class Z	Class A	Class Z	Class A		Class Z		Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.6)%	(2.0)%	(3.7)%	(2.2)%	(3.6)%		(2.1)%		(3.9)%	(2.6)%
Operating expenses	4.3%	2.7%	4.0%	2.6%	4.2%		2.7%		3.9%	2.6%
Incentive fees	-%	-%	(0.2)%	(0.2)%	-	%****	-	%****	0.2%	0.2%

Total expenses	4.3%	2.7%	3.8%	2.4%	4.2%		2.7%		4.1%	2.8%

Total return:
Total return before incentive fees	(4.6)%	(4.2)%	(2.1)%	(1.8)%	(5.8)%		(5.1)%		2.7%	3.4%
Incentive fees	-%	-%	0.2%	0.2%	-	%****	-	%****	(0.2)%	(0.2)%

Total return after incentive fees	(4.6)%	(4.2)%	(1.9)%	(1.6)%	(5.8)%		(5.1)%		2.5%	3.2%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

****	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2017 and 2016 were 21,131 and 10,141, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2017 and 2016 were 21,043 and 9,743, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2017 and 2016 were 2,450 and 1,551, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2017 and 2016 were 2,374 and 1,344, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2017 and 2016 were $1,698,051,921 and $1,020,221,237, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2017 and 2016 were $1,663,989,287 and $850,919,227, respectively.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$4,002,637	$(4,002,637)	$-	$-	$-	$-
Forwards	7,503,401	(7,503,401)	-	-	-	-

Total assets	$11,506,038	$(11,506,038)	$-	$-	$-	$-

Liabilities
Futures	$(12,319,848)	$4,002,637	$(8,317,211)	$-	$-	$(8,317,211)
Forwards	(9,387,601)	7,503,401	(1,884,200)	-	-	(1,884,200)

Total liabilities	$(21,707,449)	$11,506,038	$(10,201,411)	$-	$-	$(10,201,411)

Net fair value						$(10,201,411)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$6,804,624	$(4,881,274)	$1,923,350	$-	$-	$1,923,350
Forwards	8,325,861	(7,349,501)	976,360	-	-	976,360

Total assets	$15,130,485	$(12,230,775)	$2,899,710	$-	$-	$2,899,710

Liabilities
Futures	$(4,881,274)	$4,881,274	$-	$-	$-	$-
Forwards	(7,349,501)	7,349,501	-	-	-	-

Total liabilities	$(12,230,775)	$12,230,775	$-	$-	$-	$-

Net fair value						$2,899,710	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Energy	$559,956
Grains	22,911
Indices	1,696,654
Interest Rates U.S.	110,314
Interest Rates Non-U.S.	906,794
Livestock	128,075
Metals	457,110
Softs	120,823

Total unrealized appreciation on open futures contracts	4,002,637

Liabilities
Futures Contracts
Energy	(1,163,941)
Grains	(2,569,834)
Indices	(3,776,146)
Interest Rates U.S.	(1,449,388)
Interest Rates Non-U.S.	(2,858,145)
Livestock	(123,500)
Metals	(37,515)
Softs	(341,379)

Total unrealized depreciation on open futures contracts	(12,319,848)

Net unrealized depreciation on open futures contracts	$(8,317,211)	*

Assets
Forward Contracts
Currencies	$5,162,720
Metals	2,340,681

Total unrealized appreciation on open forward contracts	7,503,401

Liabilities
Forward Contracts
Currencies	(6,336,878)
Metals	(3,050,723)

Total unrealized depreciation on open forward contracts	(9,387,601)

Net unrealized depreciation on open forward contracts	$(1,884,200)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,						Six Months Ended June 30,
Sector	2017			2016			2017			2016
Currencies	$(4,092,545)			$(1,418,193)			$(4,762,308)			$1,159,848
Energy	(541,770)			(4,670,620)			(3,817,427)			(2,160,456)
Grains	(3,695,728)			1,481,572			(5,506,234)			866,392
Indices	3,490,969			(12,644,136)			16,313,804			(12,393,889)
Interest Rates U.S.	22,805			240,371			524,378			3,412,142
Interest Rates Non-U.S.	(1,526,306)			3,663,202			(4,417,586)			8,312,887
Livestock	552,070			(421,676)			484,840			(856,829)
Metals	(1,400,064)			(2,188,657)			(2,780,752)			(3,102,364)
Softs	(193,457)			(578,943)			157,812			(580,989)

Total	$(7,384,026)	*	**	$(16,537,080)	*	**	$(3,803,473)	*	**	$(5,343,258)	*	**

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,002,637	$4,002,637	$-	$-
Forwards	7,503,401	2,340,681	5,162,720	-

Total assets	$11,506,038	$6,343,318	$5,162,720	$-

Liabilities
Futures	$12,319,848	$12,319,848	$-	$-
Forwards	9,387,601	3,050,723	6,336,878	-

Total liabilities	$21,707,449	$15,370,571	$6,336,878	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,804,624	$6,804,624	$-	$-
Forwards	8,325,861	3,292,660	5,033,201	-
U.S. Treasury bills	110,958,513	-	110,958,513	-

Total assets	$126,088,998	$10,097,284	$115,991,714	$-

Liabilities
Futures	$4,881,274	$4,881,274	$-	$-
Forwards	7,349,501	3,786,690	3,562,811	-

Total liabilities	$12,230,775	$8,667,964	$3,562,811	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2017.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

At June 30, 2017, the Partnership owned approximately 44.4% of Winton Master, 95.1% of Transtrend Master and 81.1% of Willowbridge Master. At December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	June 30, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$425,184,199	$10,131,451	$415,052,748
Transtrend Master	235,255,997	4,860,926	230,395,071
Willowbridge Master	390,257,421	6,451,000	383,806,421

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$495,983,925	$1,690,947	$494,292,978
Transtrend Master	296,071,844	311,815	295,760,029
Willowbridge Master	396,846,845	5,348,232	391,498,613

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$539,856	$(16,536,338)	$(15,996,482)
Transtrend Master	(611,087)	(23,814,308)	(24,425,395)
Willowbridge Master	375,645	3,267,721	3,643,366

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$930,843	$(9,105,370)	$(8,174,527)
Transtrend Master	(1,420,737)	(29,612,392)	(31,033,129)
Willowbridge Master	572,557	(3,370,192)	(2,797,635)

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	For the three month ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$137,398	$17,050,084	$17,187,482
Transtrend Master	(955,861)	209,565	(746,296)
Willowbridge Master	(74,889)	(8,464,297)	(8,539,186)

	For the six month ended June 30, 2016
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

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2017		For the three months ended June 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	21.42%	$184,205,263	$(7,049,189)	$66,568	$7,146	$-	$-	$(7,122,903)	Commodity Portfolio	Monthly
Transtrend Master	25.47%	218,991,768	(22,252,081)	399,370	187	510,614	-	(23,162,252)	Commodity Portfolio	Monthly
Willowbridge Master	36.20%	311,279,786	3,228,066	217,790	13,768	-	-	2,996,508	Commodity Portfolio	Monthly

Total		$714,476,817	$(26,073,204)	$683,728	$21,101	$510,614	$-	$(27,288,647)

	June 30, 2017		For the six months ended June 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	21.42%	$184,205,263	$(3,315,793)	$135,803	$14,732	$-	$-	$(3,466,328)	Commodity Portfolio	Monthly
Transtrend Master	25.47%	218,991,768	(27,483,871)	829,157	372	1,070,639	25,157	(29,409,196)	Commodity Portfolio	Monthly
Willowbridge Master	36.20%	311,279,786	(1,566,316)	411,834	27,155	-	-	(2,005,305)	Commodity Portfolio	Monthly

Total		$714,476,817	$(32,365,980)	$1,376,794	$42,259	$1,070,639	$25,157	$(34,880,829)

	December 31, 2016		For the three months ended June 30, 2016
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	25.44%	$253,912,486	$9,451,315	$88,716	$11,252	$-	$-	$9,351,347	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	300,025	445,675	216	751,972	(177,577)	(720,261)	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	(6,014,488)	172,253	14,924	-	-	(6,201,665)	Commodity Portfolio	Monthly

Total		$834,103,057	$3,736,852	$706,644	$26,392	$751,972	$(177,577)	$2,429,421

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016		For the six months ended June 30, 2016
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	25.44%	$253,912,486	$22,928,315	$184,013	$22,979	$-	$-	$22,721,323	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	41,036,881	847,117	377	1,601,268	2,019,251	36,568,868	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	(7,331,078)	396,562	30,426	-	-	(7,758,066)	Commodity Portfolio	Monthly

Total		$834,103,057	$56,634,118	$1,427,692	$53,782	$1,601,268	$2,019,251	$51,532,125

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 32.5% to 51.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 12, 2017, Winton Master, Transtrend Master and Willowbridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced master funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge is party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan will charge a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2017.

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

For the six months ended June 30, 2017, the Partnership’s capital decreased 13.8% from $997,913,751 to $859,928,126. This decrease was attributable to redemptions of 35,185.9500 Class A limited partner Redeemable Units totaling $102,650,164, redemptions of 106.0540 Class Z limited partner Redeemable Units totaling $116,718, redemptions of 1,178.1120 Class Z General Partner Redeemable Units totaling $1,274,988 and a net loss of $55,095,343 which was partially offset by subscriptions of 7,035.5830 Class A limited partner Redeemable Units totaling $20,730,112 and subscriptions of 371.7440 Class Z limited partner Redeemable Units totaling $421,476. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 4.6% from $2,945.24 to $2,809.21, as compared to a decrease of 1.9% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class Z decreased 4.2% from $1,129.94 to $1,082.23, as compared to a decrease of 1.6% in the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $34,706,587. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $13,229,270. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, livestock, metals, indices and softs and were partially offset by gains in currencies, grains and U.S. and non-U.S. interest rates.

The most significant losses were incurred within the currency markets during April and May from short positions in the euro versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Within the energy sector, losses were experienced during April and May from long positions in the crude oil complex as growing U.S. shale production and a weakening U.S. dollar combined to push prices lower. Losses within the global interest rate sector were recorded during June from long positions in U.S., European, British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President, Mario Draghi, caused a global bond sell-off. Within the metals markets, losses were incurred during May from short positions in silver and gold futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Further losses within the metals sector were recorded during April from positions in silver futures. Within the agricultural sector, losses were experienced during June from short positions in wheat futures as prices surged amid drought conditions in the Midwest and the release of a U.S. Department of Agricultural report which indicated farmers were allocating fewer acres to grain production this year. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index markets during May from long positions in U.S., European, and Asian equity index futures as prices were buoyed by increased consumer confidence. Additional gains within the global stock index sector were experienced during April from long positions in European equity index futures as calming political concerns in the Eurozone boosted equity prices.

During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class A decreased 5.8% from $2,982.64 to $2,809.21, as compared to an increase of 2.5% during the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class Z decreased 5.1% from $1,139.98 to $1,082.23, as compared to an increase of 3.2% during the six months ended June 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $38,338,301. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $50,337,564. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals, softs, indices.

The most significant losses were incurred within the global interest rate sector during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Additional losses within the global interest rate markets were recorded during June from long positions in U.S., European, British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President, Mario Draghi, caused a global bond sell-off. Within the energy markets, losses were recorded during January, March, and May from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses. Within the currency sector, losses were recorded during January, March, April, and May from short positions in the euro versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the metals markets, losses were incurred during March and May from long positions in gold and silver futures as rising interest rates reduced demand for precious metals. Additional losses within the metals markets were incurred during March from positions in copper futures. Additional losses were experienced within the agricultural sector during June from short positions in wheat futures as prices surged amid drought conditions in the Midwest and the release of a U.S. Department of Agricultural report which indicated farmers were allocating fewer acres to grain production this year. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index sector during February, March, April, and May from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Transtrend Master will receive monthly interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three and six months ended June 30, 2017 and 2016 increased by $1,062,157 and $1,616,116, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2017 increased by $55,659 and $148,993, respectively, as compared to the corresponding periods in 2016. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended June 30, 2017 decreased by $121,848 as compared to the corresponding period in 2016. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades executed by the Advisors during the three months ended June 30, 2017, as compared to the corresponding period in 2016. Ongoing selling agent fees for the six months ended June 30, 2017 increased by $295,366 as compared to the corresponding period in 2016. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades executed by the Advisors during the six months ended June 30, 2017 as compared to the corresponding period in 2016.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2017 decreased by $594,754 and $1,233,489, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2017 decreased by $306,917 and $634,808, respectively, as compared to the corresponding periods in 2016. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2017 resulted in incentive fees of $0 and $25,157, respectively. Trading performance for the three months ended June 30, 2016 resulted in a reversal of previously accrued incentive fees of $1,733,016 and for the six months ended June 30, 2016 resulted in incentive fees of $2,019,251. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2017 and March 31, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

		June 30, 2017		March 31, 2017
Advisor	June 30, 2017	(percentage of net assets)	March 31, 2017	(percentage of net assets)
Winton	$177,790,489	21%	$208,060,060	22%
Transtrend	$213,727,878	25%	$248,335,440	26%
Willowbridge	$310,169,404	36%	$293,341,137	31%
Systematica	$158,240,355	18%	$192,559,339	21%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performances is not necessarily indicative of their future results.

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

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions is directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the Partnership’s total capitalization was $859,928,126.

June 30, 2017

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$31,247,629	3.63%
Currencies	117,724,062	13.69
Interest Rates	33,403,346	3.88
Equities	40,297,756	4.69

Total	$222,672,793	25.89%

As of December 31, 2016, the Partnership’s total capitalization was $997,913,751.

December 31, 2016

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$29,093,012	2.92%
Currencies	71,606,105	7.18
Interest Rates	18,574,346	1.86
Equities	51,332,277	5.14

Total	$170,605,740	17.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of June 30, 2017 and December 31, 2016 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,129,588	3.74%	$44,314,503	$31,332,978	$34,243,312
Energy	3,642,776	0.42	4,922,921	2,445,681	3,667,751
Grains	2,359,216	0.27	2,933,816	2,359,216	2,684,146
Indices	17,168,016	2.00	18,296,546	9,987,367	14,263,457
Interest Rates U.S.	2,461,915	0.29	3,122,851	1,553,238	2,404,007
Interest Rates Non-U.S.	3,960,668	0.46	6,750,624	3,474,461	5,537,215
Livestock	369,435	0.04	534,628	282,095	424,444
Metals	2,094,368	0.24	2,094,368	1,118,274	1,714,405
Softs	843,348	0.10	1,073,556	602,492	904,724

Total	$65,029,330	7.56%

*	Average of month-end Values at Risk.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$20,728,371	2.08%	$32,759,531	$7,282,770	$17,006,423
Energy	2,100,741	0.21	6,495,906	650,281	2,453,669
Grains	2,490,546	0.25	3,674,203	581,348	2,057,790
Indices	17,539,816	1.76	17,539,816	2,511,223	9,299,916
Interest Rates U.S.	1,616,930	0.16	3,769,117	1,113,311	2,098,884
Interest Rates Non-U.S.	2,015,332	0.20	6,788,511	1,595,866	3,581,237
Livestock	105,751	0.01	465,795	47,836	224,310
Metals	1,604,889	0.16	3,731,858	764,635	1,567,810
Softs	564,409	0.06	720,434	81,334	417,616

Total	$48,766,785	4.89%

*	Annual average of month-end Values at Risk.

As of June 30, 2017, Winton Master’s total capitalization was $415,052,748. The Partnership owned approximately 44.4% of Winton Master. As of June 30, 2017, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$24,352,515	5.87%	$25,868,182	$21,565,416	$24,277,496
Energy	2,598,888	0.63	2,598,888	780,046	1,925,991
Grains	2,174,798	0.52	2,712,999	1,458,324	2,272,076
Indices	20,242,309	4.88	30,671,112	20,242,309	23,086,714
Interest Rates U.S.	1,252,642	0.30	3,779,194	514,996	1,104,263
Interest Rates Non-U.S.	2,923,961	0.70	3,840,660	2,506,367	3,359,007
Livestock	679,168	0.16	691,158	492,745	624,764
Metals	2,423,284	0.58	3,802,364	1,732,090	2,808,519
Softs	2,046,269	0.49	2,046,269	1,345,157	1,773,252

Total	$58,693,834	14.13%

*	Average of month-end Values at Risk.

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

As of June 30, 2017, Transtrend Master’s total capitalization was $230,395,071. The Partnership owned approximately 95.1% of Transtrend Master. As of June 30, 2017, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$15,695,367	6.81%	$16,281,307	$9,933,123	$13,437,406
Currencies	18,470,365	8.02	27,978,898	14,686,024	20,556,726
Interest Rates	8,285,502	3.60	11,970,913	6,486,347	8,824,747
Equities	14,870,825	6.45	17,710,413	13,374,767	15,817,016

Total	$57,322,059	24.88%

*	Average of daily Values at Risk.

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

As of June 30, 2017, Willowbridge Master’s total capitalization was $383,806,421. The Partnership owned approximately 81.1% of Willowbridge Master. As of June 30, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$70,550,728	18.38%	$73,637,789	$4,056,924	$48,977,398
Energy	3,214,110	0.84	5,785,464	-	3,112,216
Interest Rates U.S.	10,835,329	2.82	14,440,460	-	9,608,314
Interest Rates Non-U.S.	10,430,810	2.72	10,430,810	-	4,934,727

Total	$95,030,977	24.76%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were subscriptions of 2,859.0020 Class A Redeemable Units totaling $8,344,167 and subscriptions of 160.0420 Class Z Redeemable Units totaling $180,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	4,332.7990	$2,923.28	12.0200	$1,122.70	N/A	N/A
May 1, 2017 - May 31, 2017	6,806.5120	$2,891.30	10.3070	$1,111.68	N/A	N/A
June 1, 2017 - June 30, 2017	5,145.0670	$2,809.21	59.7270	$1,082.23	N/A	N/A
	16,284.3780	2,873.87	82.0540	1,091.86

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

(c)

Supplement to the Amended and Restated Commodity Futures Customer Agreement among the Partnership, Winton Master, Transtrend Master, Willowbridge Master and MS&Co., dated July 25, 2017 (filed as Exhibit 10.5(c) to the current report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

10.6

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.7		Form of Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10—Q filed on November 14, 2012 and incorporated herein by reference).

10.8	(a)

Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(a) to the annual report on Form 10—K filed on March 27, 2013 and incorporated herein by reference).

(b)

Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.8(b) to the annual report on Form 10—K filed on March 27, 2013 and incorporated herein by reference).

10.9

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

11.1		Foreign Exchange and Bullion Authorization Agreement between Winton Master and JPMorgan (filed herewith).

11.2		International Swap Dealers Association, Inc. Master Agreement between Winton Master and JPMorgan (filed herewith).

11.3		Schedule to International Swap Dealers Association, Inc. Master Agreement between Winton Master and JPMorgan (filed herewith).

11.4		2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Winton Master and JPMorgan (filed herewith).

11.5		Institutional Account Agreement between Winton Master and JPMorgan (filed herewith).

11.6	Foreign Exchange and Bullion Authorization Agreement between Transtrend Master and JPMorgan (filed herewith).

11.7	International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed herewith).

11.8	Schedule to International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed herewith).

11.9	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed herewith).

11.10	Institutional Account Agreement between Transtrend Master and JPMorgan (filed herewith).

11.11	Foreign Exchange and Bullion Authorization Agreement among Willowbridge Master, Willowbridge and JPMorgan (filed herewith).

11.12	International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed herewith).

11.13	Schedule to International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed herewith).

11.14	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed herewith).

11.15	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed herewith).

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.