Form 10-Q
period 2017-09-30
ORION FUTURES FUND LP
filed 2017-11-13
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes          No X

As of October 31, 2017, 281,344.3248 Limited Partnership Class A Redeemable Units were outstanding and 2,758.9822 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orion Futures Fund L.P.

Statements of Financial Condition

	September 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Funds(1), at fair value	$651,340,257	$834,103,057

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $110,913,731 at September 30, 2017 and December 31, 2016, respectively)	-	110,958,513
Unrestricted cash	97,708,839	24,728,233
Restricted cash	60,402,231	48,766,785
Net unrealized appreciation on open futures contracts	177,879	1,923,350
Net unrealized appreciation on open forward contracts	-	976,360

Total equity in trading account	158,288,949	187,353,241

Cash at bank	631	217
Interest receivable	122,235	19,586

Total assets	$809,752,072	$1,021,476,101

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,327,277	$-
Accrued expenses:
Ongoing selling agent fees	2,913,382	2,294,952
Management fees	688,210	846,374
General Partner fees	503,136	636,635
Professional fees	494,267	564,651
Redemptions payable to General Partner	-	249,862
Redemptions payable to Limited Partners	13,670,355	18,969,876

Total liabilities	19,596,627	23,562,350

Partners’ Capital:
General Partner, Class Z, 8,552.3863 and 9,730.4983 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	9,007,116	11,092,572
Limited Partners, Class A, 286,109.7448 and 329,826.9338 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	778,346,460	983,754,958
Limited Partners, Class Z, 2,660.4152 and 2,689.7142 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	2,801,869	3,066,221

Total partners’ capital (net asset value)	790,155,445	997,913,751

Total liabilities and partners’ capital	$809,752,072	$1,021,476,101

Net asset value per Redeemable Unit:
Class A	$2,720.45	$2,982.64

Class Z	$1,053.17	$1,139.98

(1) Defined in Note 1.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	787	$1,231,126	0.16%
Grains	213	(48,175)	(0.01)
Indices	3,280	3,452,962	0.44
Interest Rates U.S.	3,749	(2,095,881)	(0.27)
Interest Rates Non-U.S.	3,588	(1,780,402)	(0.23)
Livestock	36	(4,363)	(0.00) *
Metals	158	(177,222)	(0.02)
Softs	124	(291,645)	(0.04)

Total futures contracts purchased		286,400	0.03

Futures Contracts Sold
Energy	629	(679,765)	(0.09)
Grains	2,247	(76,045)	(0.01)
Indices	2,001	(632,120)	(0.08)
Interest Rates U.S.	109	80,891	0.01
Interest Rates Non-U.S.	4,013	1,194,546	0.15
Livestock	71	(54,740)	(0.01)
Metals	24	13,435	0.00 *
Softs	264	45,277	0.02

Total futures contracts sold		(108,521)	(0.01)

Net unrealized appreciation on open futures contracts		$177,879	0.02%

Unrealized Appreciation on Open Forward Contracts
Currencies	$312,539,479	$4,894,286	0.62%
Metals	1,265	3,890,546	0.49

Total unrealized appreciation on open forward contracts		8,784,832	1.11

Unrealized Depreciation on Open Forward Contracts
Currencies	$392,690,810	(7,067,301)	(0.89)
Metals	884	(3,044,808)	(0.39)

Total unrealized depreciation on open forward contracts		(10,112,109)	(1.28)

Net unrealized depreciation on open forward contracts		$(1,327,277)	(0.17)%

Investment in the Funds
CMF Winton Master L.P.		$175,133,616	22.16%
CMF TT II, LLC		203,745,126	25.79
CMF Willowbridge Master Fund L.P.		272,461,515	34.48

Total investment in the Funds		$651,340,257	82.43%

*	Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2016

Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	425	$988,804	0.10%
Grains	1,066	(639,780)	(0.06)
Indices	2,548	1,318,736	0.13
Interest Rates U.S.	2,673	(411,241)	(0.04)
Interest Rates Non-U.S.	1,501	143,274	0.01
Livestock	55	11,828	0.00	**
Metals	96	(370,655)	(0.04)
Softs	191	(85,970)	(0.01)

Total futures contracts purchased	954,996	0.09

Futures Contracts Sold
Energy	579	(1,284,887)	(0.13)
Grains	1,630	533,800	0.05
Indices	2,604	860,847	0.09
Interest Rates U.S.	243	(137,539)	(0.01)
Interest Rates Non-U.S.	4,260	114,343	0.01
Metals	201	210,630	0.02
Softs	163	671,160	0.07

Total futures contracts sold	968,354	0.10

Net unrealized appreciation on open futures contracts	$1,923,350	0.19%

Unrealized Appreciation on Open Forward Contracts
Currencies	$413,919,583	$5,033,201	0.51%
Metals	902	3,292,660	0.33

Total unrealized appreciation on open forward contracts	8,325,861	0.84

Unrealized Depreciation on Open Forward Contracts
Currencies	$327,069,053	(3,562,811)	(0.36)
Metals	983	(3,786,690)	(0.38)

Total unrealized depreciation on open forward contracts	(7,349,501)	(0.74)

Net unrealized appreciation on open forward contracts	$976,360	0.10%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
U.S. Treasury bills, 0.365%* (Amortized cost of
$90,000,000	1/19/2017	$89,941,600)	$89,980,125	9.02%
U.S. Treasury bills, 0.525%* (Amortized cost of
$21,000,000	3/16/2017	$20,972,131)	20,978,388	2.10

Total U.S. Government Securities	$110,958,513	11.12%

Investment in the Funds
CMF Winton Master L.P.	$253,912,486	25.44%
Morgan Stanley Smith Barney TT II, LLC	280,645,616	28.12
CMF Willowbridge Master Fund L.P.	299,544,955	30.02

Total investment in the Funds	$834,103,057	83.58%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$378,182	$126,189	$976,169	$323,612
Interest income allocated from the Funds	1,478,523	539,890	3,647,371	1,493,186

Total investment income	1,856,705	666,079	4,623,540	1,816,798

Expenses:
Expenses allocated from the Funds	1,260,412	1,507,625	3,775,261	6,609,618
Clearing fees related to direct investments	178,898	195,159	621,237	488,505
Ongoing selling agent fees	4,006,825	3,648,934	11,335,274	10,682,017
Management fees	2,141,001	2,646,054	6,925,672	8,133,585
General Partner fees	1,571,353	2,009,669	5,121,187	6,194,311
Professional fees	371,270	545,917	1,275,005	1,741,677

Total expenses	9,529,759	10,553,358	29,053,636	33,849,713

Net investment loss	(7,673,054)	(9,887,279)	(24,430,096)	(32,032,915)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(12,154,336)	(5,942,968)	(2,940,948)	(16,999,661)
Net realized gains (losses) on closed contracts allocated from the Funds	(13,230,106)	35,102,806	(31,338,694)	38,486,922
Net change in unrealized gains (losses) on open contracts	9,100,432	(5,540,082)	(3,916,429)	173,353
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(2,302,522)	(47,380,426)	(18,728,762)	4,916,280

Total trading results	(18,586,532)	(23,760,670)	(56,924,833)	26,576,894

Net income (loss)	$(26,259,586)	$(33,647,949)	$(81,354,929)	$(5,456,021)

Net income (loss) allocation by Class:
Class A	$(25,928,749)	$(33,222,656)	$(80,289,662)	$(5,535,803)

Class Z	$(330,837)	$(425,293)	$(1,065,267)	$79,782

Net asset value per Redeemable Unit:
Class A (286,109.7448 and 340,795.7298 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$2,720.45	$2,983.15	$2,720.45	$2,983.15

Class Z (11,212.8015 and 12,783.9585 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,053.17	$1,136.49	$1,053.17	$1,136.49

Net income (loss) per Redeemable Unit*:
Class A	$(88.76)	$(96.86)	$(262.19)	$(21.69)

Class Z	$(29.06)	$(32.84)	$(86.81)	$3.01

Weighted average Redeemable Units outstanding:
Class A	297,846.7901	345,575.5141	312,154.3165	351,968.5675

Class Z	11,396.7392	12,784.9472	12,212.9106	12,812.3664

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	29,018,866	9,996.9200	676,838	609.2230	29,695,704	10,606.1430
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(154,137,702)	(53,714.1090)	(686,391)	(638.5220)	(154,824,093)	(54,352.6310)
Net income (loss)	(80,289,662)	-	(1,065,267)	-	(81,354,929)	-

Partners’ Capital, September 30, 2017	$778,346,460	286,109.7448	$11,808,985	11,212.8015	$790,155,445	297,322.5463

Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	68,615,265	22,392.7400	302,497	258.3860	68,917,762	22,651.1260
Redemptions - General Partner	-	-	(789,981)	(653.0210)	(789,981)	(653.0210)
Redemptions - Limited Partners	(122,158,682)	(39,594.9570)	(37,271)	(31.8660)	(122,195,953)	(39,626.8230)
Net income (loss)	(5,535,803)	-	79,782	-	(5,456,021)	-

Partners’ Capital, September 30, 2016	$1,016,646,380	340,795.7298	$14,528,808	12,783.9585	$1,031,175,188	353,579.6883

See accompanying notes to financial statements.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Orion Futures Fund L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

All trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”) and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through an individually managed account, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A (“JPMorgan”).

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

Effective July 12, 2017, Winton Master, Transtrend Master and Willowbridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge is party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s and Fund’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(7,704,701) (proceeds of $7,760,445) and $(7,112,896) (proceeds of $7,035,961) at September 30, 2017 and December 31, 2016, respectively.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016				Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Class A	Class Z	Class A		Class Z		Class A		Class Z		Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(63.17)	$(24.38)	$(68.50)		$(26.13)		$(184.54)		$(70.97)		$68.49	$25.82
Net investment loss	(25.59)	(4.68)	(28.36)		(6.71)		(77.65)		(15.84)		(90.18)	(22.81)

Increase (decrease) for the period	(88.76)	(29.06)	(96.86)		(32.84)		(262.19)		(86.81)		(21.69)	3.01
Net asset value per Redeemable Unit, beginning of period	2,809.21	1,082.23	3,080.01		1,169.33		2,982.64		1,139.98		3,004.84	1,133.48

Net asset value per Redeemable Unit, end of period	$2,720.45	$1,053.17	$2,983.15		$1,136.49		$2,720.45		$1,053.17		$2,983.15	$1,136.49

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016				Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Class A	Class Z	Class A		Class Z		Class A		Class Z		Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.7)%	(1.8)%	(3.7)%		(2.3)%		(3.6)%		(2.0)%		(3.9)%	(2.5)%
Operating expenses	4.6%	2.7%	3.9%		2.5%		4.3%		2.7%		3.9%	2.5%
Incentive fees	-%	-%	0.0	%****	0.0	%****	0.0	%****	0.0	%****	0.2%	0.2%

Total expenses	4.6%	2.7%	3.9%		2.5%		4.3%		2.7%		4.1%	2.7%

Total return:
Total return before incentive fees	(3.2)%	(2.7)%	(3.1)%		(2.8)%		(8.8)%		(7.6)%		(0.5)%	0.5%
Incentive fees	-%	-%	(0.0)	%****	(0.0)	%****	(0.0)	%****	(0.0)	%****	(0.2)%	(0.2)%

Total return after incentive fees	(3.2)%	(2.7)%	(3.1)%		(2.8)%		(8.8)%		(7.6)%		(0.7)%	0.3%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were 18,958 and 17,472, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were 20,348 and 12,320, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were 2,393 and 2,499, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were 2,380 and 1,729, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were $735,963,290 and $1,390,217,477, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were $1,354,647,288 and $1,030,685,310, respectively.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$7,846,465	$(7,668,586)	$177,879	$-	$-	$177,879
Forwards	8,784,832	(8,784,832)	-	-	-	-

Total assets	$16,631,297	$(16,453,418)	$177,879	$-	$-	$177,879

Liabilities
Futures	$(7,668,586)	$7,668,586	$-	$-	$-	$-
Forwards	(10,112,109)	8,784,832	(1,327,277)	-	-	(1,327,277)

Total liabilities	$(17,780,695)	$16,453,418	$(1,327,277)	$-	$-	$(1,327,277)

Net fair value						$(1,149,398)	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2016				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$6,804,624	$(4,881,274)	$1,923,350	$-	$-	$1,923,350
Forwards	8,325,861	(7,349,501)	976,360	-	-	976,360

Total assets	$15,130,485	$(12,230,775)	$2,899,710	$-	$-	$2,899,710

Liabilities
Futures	$(4,881,274)	$4,881,274	$-	$-	$-	$-
Forwards	(7,349,501)	7,349,501	-	-	-	-

Total liabilities	$(12,230,775)	$12,230,775	$-	$-	$-	$-

Net fair value						$2,899,710	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures brokers and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Energy	$1,597,915
Grains	527,815
Indices	4,011,987
Interest Rates U.S.	80,906
Interest Rates Non-U.S.	1,371,257
Livestock	7,525
Metals	70,790
Softs	178,270

Total unrealized appreciation on open futures contracts	7,846,465

Liabilities
Futures Contracts
Energy	(1,046,554)
Grains	(652,035)
Indices	(1,191,145)
Interest Rates U.S.	(2,095,896)
Interest Rates Non-U.S.	(1,957,113)
Livestock	(66,628)
Metals	(234,577)
Softs	(424,638)

Total unrealized depreciation on open futures contracts	(7,668,586)

Net unrealized appreciation on open futures contracts	$177,879	*

Assets
Forward Contracts
Currencies	$4,894,286
Metals	3,890,546

Total unrealized appreciation on open forward contracts	8,784,832

Liabilities
Forward Contracts
Currencies	(7,067,301)
Metals	(3,044,808)

Total unrealized depreciation on open forward contracts	(10,112,109)

Net unrealized depreciation on open forward contracts	$(1,327,277)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2017		2016		2017		2016
Currencies	$(1,135,931)		$(1,583,645)		$(5,898,239)		$(423,797)
Energy	(1,840,457)		(5,577,512)		(5,657,884)		(7,737,968)
Grains	(987,243)		(870,917)		(6,493,477)		(4,525)
Indices	3,367,556		1,230,452		19,681,360		(11,163,437)
Interest Rates U.S.	(1,048,931)		(2,128,292)		(524,553)		1,283,850
Interest Rates Non-U.S.	(1,460,883)		(2,024,382)		(5,878,469)		6,288,505
Livestock	(766,558)		322,778		(281,718)		(534,051)
Metals	1,349,371		(115,660)		(1,431,381)		(3,218,024)
Softs	(530,828)		(735,872)		(373,016)		(1,316,861)

Total	$(3,053,904)	***	$(11,483,050)	***	$(6,857,377)	***	$(16,826,308)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$7,846,465	$7,846,465	$-	$-
Forwards	8,784,832	3,890,546	4,894,286	-

Total assets	$16,631,297	$11,737,011	$4,894,286	$-

Liabilities
Futures	$7,668,586	$7,668,586	$-	$-
Forwards	10,112,109	3,044,808	7,067,301	-

Total liabilities	$17,780,695	$10,713,394	$7,067,301	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$6,804,624	$6,804,624	$-	$-
Forwards	8,325,861	3,292,660	5,033,201	-
U.S. Treasury bills	110,958,513	-	110,958,513	-

Total assets	$126,088,998	$10,097,284	$115,991,714	$-

Liabilities
Futures	$4,881,274	$4,881,274	$-	$-
Forwards	7,349,501	3,786,690	3,562,811	-

Total liabilities	$12,230,775	$8,667,964	$3,562,811	$-

6.	Investment in the Funds:

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

On June 1, 2011, the Partnership allocated a portion of its assets to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be non-managing members of Transtrend Master. The Trading Manager and Transtrend believe that trading through this structure promotes efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2017.

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

At September 30, 2017, the Partnership owned approximately 45.1% of Winton Master, 95.9% of Transtrend Master and 80.9% of Willowbridge Master. At December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	September 30, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$392,131,843	$3,787,548	$388,344,295
Transtrend Master	213,005,872	534,823	212,471,049
Willowbridge Master	341,361,040	4,973,479	336,387,561

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$495,983,925	$1,690,947	$494,292,978
Transtrend Master	296,071,844	311,815	295,760,029
Willowbridge Master	396,846,845	5,348,232	391,498,613

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$658,957	$4,153,467	$4,812,424
Transtrend Master	(416,574)	(2,731,879)	(3,148,453)
Willowbridge Master	309,222	(18,046,425)	(17,737,203)

	For the nine months ended September 30, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$1,589,800	$(4,951,903)	$(3,362,103)
Transtrend Master	(1,837,311)	(32,344,271)	(34,181,582)
Willowbridge Master	881,779	(21,416,617)	(20,534,838)

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	September 30, 2017		For the three months ended September 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	22.16%	$175,133,616	$2,225,016	$65,881	$7,118	$-	$-	$2,152,017	Commodity Portfolio	Monthly
Transtrend Master	25.79%	203,745,126	(2,230,361)	350,172	185	459,487	-	(3,040,205)	Commodity Portfolio	Monthly
Willowbridge Master	34.48%	272,461,515	(14,048,760)	363,603	13,966	-	-	(14,426,329)	Commodity Portfolio	Monthly

Total		$651,340,257	$(14,054,105)	$779,656	$21,269	$459,487	$-	$(15,314,517)

	September 30, 2017		For the nine months ended September 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	22.16%	$175,133,616	$(1,090,777)	$201,684	$21,850	$-	$-	$(1,314,311)	Commodity Portfolio	Monthly
Transtrend Master	25.79%	203,745,126	(29,714,232)	1,179,329	557	1,530,126	25,157	(32,449,401)	Commodity Portfolio	Monthly
Willowbridge Master	34.48%	272,461,515	(15,615,076)	775,437	41,121	-	-	(16,431,634)	Commodity Portfolio	Monthly

Total		$651,340,257	$(46,420,085)	$2,156,450	$63,528	$1,530,126	$25,157	$(50,195,346)

	December 31, 2016		For the three months ended September 30, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	25.44%	$253,912,486	$(4,969,861)	$81,284	$10,594	$-	$-	$(5,061,739)	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	(882,343)	389,427	184	752,274	68,932	(2,093,160)	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	(5,885,526)	190,114	14,816	-	-	(6,090,456)	Commodity Portfolio	Monthly

Total		$834,103,057	$(11,737,730)	$660,825	$25,594	$752,274	$68,932	$(13,245,355)

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016		For the nine months ended September 30, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	25.44%	$253,912,486	$17,958,454	$265,297	$33,573	$-	$-	$17,659,584	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	40,154,538	1,236,544	561	2,353,542	2,088,183	34,475,708	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	(13,216,604)	586,676	45,242	-	-	(13,848,522)	Commodity Portfolio	Monthly

Total		$834,103,057	$44,896,388	$2,088,517	$79,376	$2,353,542	$2,088,183	$38,286,770

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 39.3% to 51.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

Futures-style options. The Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Funds’ Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co., an MS&Co. affiliate, or JPMorgan are counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

Orion Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2017.

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

For the nine months ended September 30, 2017, the Partnership’s capital decreased 20.8% from $997,913,751 to $790,155,445. This decrease was attributable to redemptions of 53,714.1090 Class A limited partner Redeemable Units totaling $154,137,702, redemptions of 638.5220 Class Z limited partner Redeemable Units totaling $686,391, redemptions of 1,178.1120 Class Z General Partner Redeemable Units totaling $1,274,988 and a net loss of $81,354,929, which was partially offset by subscriptions of 9,996.9200 Class A limited partner Redeemable Units totaling $29,018,866 and subscriptions of 609.2230 Class Z limited partner Redeemable Units totaling $676,838. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 3.2% from $2,809.21 to $2,720.45, as compared to a decrease of 3.1% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class Z decreased 2.7% from $1,082.23 to $1,053.17, as compared to a decrease of 2.8% in the third quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $18,586,532. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in metals and indices. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $23,760,670. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, metals, and U.S. interest rates and were partially offset by gains in indices, softs and livestock.

The most significant losses were incurred within the global interest rate markets during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and the U.S. Federal Reserve confirmed its commitment to unwinding its quantitative easing program. Within the agricultural sector, losses were experienced during July from short futures positions in coffee, sugar, and cocoa as prices for all three commodities rallied amid reports of poor crop qualities in Brazil and West Africa. Additional losses within the agricultural complex were recorded from short positions in wheat and soybean futures as prices rallied during July and September. Losses within the currency sector were incurred primarily during September from short positions in the British pound as the relative value of the pound rallied to a post-Brexit high on higher UK inflation data and hawkish rhetoric from the Bank of England. Additional losses were recorded during September from positions in the euro, South African rand and Indian rupee. During July, losses were recorded within the energy sector from short positions in crude oil and its related products after pledges from Saudi Arabia and other members of the Organization of Petroleum Exporting Countries to reduce crude shipments helped to elevate prices. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in U.S. and Asian equity index futures as prices surged amid growing confidence in the strength of the global economy. During September, additional gains were recorded within the global stock index markets from long positions in U.S. and European equity index futures as equity prices climbed to record highs. Within the metals markets, gains were experienced during August from long positions in copper futures as prices rallied amid increased demand from the Chinese manufacturing sector. Further gains within the metals sector during August were recorded from long positions in gold futures as increasing geopolitical turmoil spurred investor demand for precious metals.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class A decreased 8.8% from $2,982.64 to $2,720.45, as compared to a decrease of 0.7% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class Z decreased 7.6% from $1,139.98 to $1,053.17, as compared to an increase of 0.3% during the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $56,924,833. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in livestock and indices. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2016 of $26,576,894. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals, softs and indices.

The most significant losses were incurred within the global interest rate sector during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and the U.S. Federal Reserve confirmed its commitment to unwinding its quantitative easing program. Additional losses within the global interest rate sector were experienced during January, March, June, and July from long positions in European and U.S. fixed income futures. Within the energy markets, losses were recorded during January, March, and May from long positions in natural gas futures as mild weather throughout much of the U.S. reduced demand from homes and businesses. Within the currency sector, losses were recorded during September from short positions in the British pound as the relative value of the pound rallied to a post-Brexit high on higher UK inflation data and hawkish rhetoric from the Bank of England. Further losses within the currency sector were incurred during January, March, April, and May from short positions in the euro versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the metals markets, losses were recorded during September from long positions in copper futures as prices declined sharply amid reports of growing supplies and weakening global demand. Additional losses within the metals markets were incurred during March and May from long positions in gold and silver futures. Losses were experienced within the agricultural sector during June from short positions in wheat futures as prices surged amid drought conditions in the Midwest and the release of a U.S. Department of Agricultural report which indicated farmers were allocating fewer acres to grain production this year. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector during January, February, March, April, May, July, and September from long positions in global equity index futures as prices were buoyed by positive growth sentiment in economies across the world.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Transtrend Master will receive monthly interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Funds, as applicable. Interest income earned by the Partnership for the three and nine months ended September 30, 2017 and 2016 increased by $1,190,626 and $2,806,742, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended September 30, 2017 decreased by $16,261 as compared to the corresponding period in 2016. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended September 30, 2017 as compared to the corresponding period in 2016. Clearing fees related to direct investments for the nine months ended September 30, 2017 increased by $132,732 as compared to the corresponding period in 2016. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the nine months ended September 30, 2017 as compared to the corresponding period in 2016.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and nine months ended September 30, 2017 increased by $357,891 and $653,257, respectively, as compared to the corresponding periods in 2016. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades executed by the Advisors during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2017 decreased by $797,840 and $2,031,329, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2017 decreased by $438,316 and $1,073,124, respectively, as compared to the corresponding periods in 2016. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2017 resulted in incentive fees of $0 and $25,157, respectively. Trading performance for the three and nine months ended September 30, 2016 resulted in incentive fees of $68,932 and $2,088,183, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2017 and June 30, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2017	September 30, 2017 (percentage of net assets)		June 30, 2017	June 30, 2017 (percentage of net assets)
Winton	$170,140,293	22	%	$177,790,489	21	%
Transtrend	$197,814,947	25	%	$213,727,878	25	%
Willowbridge	$271,132,789	34	%	$310,169,404	36	%
Systematica	$151,067,416	19	%	$158,240,355	18	%

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

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the Partnership’s total capitalization was $790,155,445.

September 30, 2017
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$23,688,669	3.00%
Currencies	101,282,314	12.82
Interest Rates	37,199,059	4.71
Equities	40,406,625	5.11

Total	$202,576,667	25.64%

As of December 31, 2016, the Partnership’s total capitalization was $997,913,751.
December 31, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$29,093,012	2.92%
Currencies	71,606,105	7.18
Interest Rates	18,574,346	1.86
Equities	51,332,277	5.14

Total	$170,605,740	17.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of September 30, 2017 and December 31, 2016 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$30,247,899	3.83%	$30,247,899	$19,941,022	$ 27,138,858
Energy	2,445,005	0.31	2,976,796	1,292,232	2,082,991
Grains	2,355,195	0.30	2,616,459	734,795	1,783,236
Indices	15,921,743	2.02	16,066,868	11,082,228	13,838,894
Interest Rates U.S.	2,003,645	0.25	2,673,724	1,258,504	2,166,196
Interest Rates Non-U.S.	3,533,077	0.45	5,165,631	1,672,930	3,415,913
Livestock	167,211	0.02	402,793	36,766	215,732
Metals	2,226,017	0.28	3,289,718	1,962,941	2,656,471
Softs	657,151	0.08	790,966	613,074	639,078

Total	$59,556,943	7.54%

* Average of month-end Values at Risk.
December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$20,728,371	2.08%	$32,759,531	$7,282,770	$ 17,006,423
Energy	2,100,741	0.21	6,495,906	650,281	2,453,669
Grains	2,490,546	0.25	3,674,203	581,348	2,057,790
Indices	17,539,816	1.76	17,539,816	2,511,223	9,299,916
Interest Rates U.S.	1,616,930	0.16	3,769,117	1,113,311	2,098,884
Interest Rates Non-U.S.	2,015,332	0.20	6,788,511	1,595,866	3,581,237
Livestock	105,751	0.01	465,795	47,836	224,310
Metals	1,604,889	0.16	3,731,858	764,635	1,567,810
Softs	564,409	0.06	720,434	81,334	417,616

Total	$48,766,785	4.89%

*	Annual average of month-end Values at Risk.

As of September 30, 2017, Winton Master’s total capitalization was $388,344,295. The Partnership owned approximately 45.1% of Winton Master. As of September 30, 2017, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$31,542,292	8.12%	$32,873,322	$6,859,203	$31,244,954
Energy	1,931,059	0.50	2,442,432	786,012	1,391,103
Grains	1,542,678	0.40	2,120,193	1,542,678	1,811,449
Indices	19,560,277	5.04	21,151,209	17,643,595	20,048,786
Interest Rates U.S.	2,053,756	0.53	2,485,815	783,256	1,761,557
Interest Rates Non-U.S.	4,200,499	1.08	5,374,331	1,520,731	4,189,031
Livestock	604,560	0.16	781,165	600,050	663,309
Metals	1,989,481	0.51	2,950,004	1,783,583	2,161,488
Softs	1,868,682	0.48	2,141,015	1,826,220	1,926,262

Total	$65,293,284	16.82%

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

As of September 30, 2017, Transtrend Master’s total capitalization was $212,471,049. The Partnership owned approximately 95.9% of Transtrend Master. As of September 30, 2017, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

		September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$12,782,843	6.02%	$16,057,738	$8,925,933	$12,995,700
Currencies	14,550,693	6.85	21,374,112	14,550,693	18,350,755
Interest Rates	14,152,952	6.66	18,335,424	4,970,838	11,549,296
Equities	16,332,844	7.69	16,681,734	9,893,398	12,983,948

Total	$57,819,332	27.22%

*	Average of daily Values at Risk.

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

As of September 30, 2017, Willowbridge Master’s total capitalization was $336,387,561. The Partnership owned approximately 80.9% of Willowbridge Master. As of September 30, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$52,972,468	15.75%	$83,446,338	$50,076,491	$54,117,485
Interest Rates U.S.	3,211,656	0.95	10,280,027	-	2,909,715
Interest Rates Non-U.S.	15,662,246	4.66	16,564,812	-	10,804,348

Total	$71,846,370	21.36%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were subscriptions of 2,961.3370 Class A Redeemable Units totaling $8,288,754 and subscriptions of 237.4790 Class Z Redeemable Units totaling $255,362. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	4,822.0700	$2,762.44	424.2470	$1,065.59	N/A	N/A
August 1, 2017 - August 31, 2017	8,684.9260	$2,821.79	98.2210	$1,090.07	N/A	N/A
September 1, 2017 - September 30, 2017	5,021.1630	$2,720.45	10.0000	$1,053.17	N/A	N/A
	18,528.1590	$2,778.88	532.4680	$1,069.87

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) filed herewith).

Exhibit 32.1 — Section  1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema Document.

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB XBRL Taxonomy Extension Label Linkbase Document.

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.