Form 10-K
period 2017-12-31
CERES ORION L.P.
filed 2018-03-28
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                     to

Commission File Number 0-50271

CERES ORION L.P.

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

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K X

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

Yes      No X

Limited Partnership Redeemable Units with an aggregate value of $847,473,993 of Class A and $3,198,441 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2018, 266,795.7888 Limited Partnership Class A Redeemable Units were outstanding and 3,337.2412 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investments in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds’) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 Redeemable Units at $1,000 per Redeemable Unit. The Partnership commenced trading activities on June 10, 1999.

Subscriptions and redemptions of Redeemable Units and general partner contributions and redemptions for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and was the trading manager (the “Trading Manager”) of Transtrend Master (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011 were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

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

On September 1, 2001, the assets allocated to AAA for trading were invested in AAA Master, a limited liability company formed under the New York Limited Liability Company Law. AAA Master permitted accounts managed by AAA using the Energy Program-Futures and Swaps, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on November 30, 2014. The General Partner was also the managing member of AAA Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

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

For the period January 1, 2017 through December 31, 2017, the approximate average market sector distribution for the Partnership was as follows:

Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. As of December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as investing directly and the redemption rights are not affected.

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

As of January 1, 2017, Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period November 1, 2015 to December 31, 2016, Transtrend Master paid Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period October 1, 2014 to October 31, 2015, Transtrend Master paid Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from January 1, 2014 to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.75% per year or 2% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

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

Effective March 1, 2014, the Partnership entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Partnership Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. All of the Partnership’s assets available for trading commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership/Funds also deposit a portion of their cash in a non-trading bank account at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Partnership for margin requirements was $42,619,216 and $48,766,785, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All other interest income will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $798,532,927.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to ongoing selling agent fees, clearing fees, management fees, and General Partner fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A Redeemable Units; and

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

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2018 was 7,681 for Class A Redeemable Units and 61 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2017, there were subscriptions of 11,683.0890 Redeemable Units of Class A totaling $33,736,567 and 1,074.6210 Redeemable Units of Class Z totaling $1,180,838. For the twelve months ended December 31, 2016, there were subscriptions of 28,744.7430 Redeemable Units of Class A totaling $87,337,421 and 576.7720 Redeemable Units of Class Z totaling $663,409. For the twelve months ended December 31, 2015, there were subscriptions of 43,748.0220 Redeemable Units of Class A totaling $134,607,790 and 637.6420 Redeemable Units of Class Z totaling $745,805. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	5,218.5230	$2,832.70	43.8600	$1,098.21	N/A	N/A
November 1, 2017 - November 30, 2017	5,075.4690	$2,821.62	-	$-	N/A	N/A
December 1, 2017 - December 31, 2017	5,450.7660	$2,887.46	60.5460	$1,122.81	N/A	N/A
	15,744.7580	$2,848.09	104.4060	$1,112.48

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$6,686,384	$2,461,219	$207,603	$117,686	$289,693
Total expenses	(38,086,579)	(43,596,347)	(56,173,898)	(77,711,096)	(55,902,607)
Total trading results	(1,840,380)	35,131,599	30,010,980	234,777,294	47,905,662

Net income (loss)	$(33,240,575)	$(6,003,529)	$(25,955,315)	$157,183,884	$(7,707,252)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(95.18)	$(22.20)	$(71.94)	$424.55	$(4.23)

Class Z	$(17.17)	$6.50	$(14.75)	$170.88	$14.03

Net asset value per Redeemable Unit
Class A	$2,887.46	$2,982.64	$3,004.84	$3,076.78	$2,652.23

Class Z	$1,122.81	$1,139.98	$1,133.48	$1,148.23	$977.35

Total assets	$818,584,324	$1,021,476,101	$1,105,487,549	$1,154,055,168	$1,182,185,867

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to Winton, Transtrend, Willowbridge and Systematica. The General Partner engages a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

The programs traded by each Advisor on behalf of the Partnership are: Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); Willowbridge — wPraxis Futures Trading Approach; Winton — the Winton Futures Program; and Systematica — BlueTrend Program. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time. As of December 31, 2017 and September 30, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2017	December 31, 2017 (pecentage of net assets)	September 30, 2017	September 30, 2017 (pecentage of net assets)
Winton	$186,704,820	23%	$170,140,293	22%
Transtrend	$201,170,410	25%	$197,814,947	25%
Willowbridge	$268,003,108	34%	$271,132,789	34%
Systematica	$142,654,589	18%	$151,067,416	19%

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

Under the Diversified Trend Program’s Standard Risk Profile, Transtrend generally commits an average of approximately 14% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however and is affected by various factors including, without limitation, nominal account size, market conditions, traded markets or the level of margins set by brokers or exchanges. The Diversified Trend Program’s Enhanced Risk Profile generally means 1.5 times the leverage, and as such the average margin commitments of the Standard Risk Profile.

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

For the period January 1, 2017 through December 31, 2017, the average allocation by commodity market sector for each of the Funds was as follows:

Winton Master
Currencies	43.2%
Energy	2.8%
Grains	2.7%
Indices	34.1%
Interest Rates U.S.	3.2%
Interest Rates Non-U.S.	5.1%
Livestock	0.9%
Metals	5.5%
Softs	2.5%

Transtrend Master
Currencies	34.1%
Energy	6.8%
Grains	5.1%
Indices	26.5%
Interest Rates U.S.	3.5%
Interest Rates Non-U.S.	13.8%
Livestock	1.1%
Metals	5.3%
Softs	3.8%

Willowbridge Master
Currencies	62.2%
Energy	4.9%
Indicies	5.8%
Interest Rates U.S.	14.2%
Interest Rates Non-U.S.	11.8%
Metals	1.1%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 21.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 25.5% to 40.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co., an MS&Co. affiliate, JPMorgan and/or CGM are or were counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty was an exchange or clearing organization. The Partnership/Funds continues to be subject to such risks with respect to MS&Co and JPMorgan.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management and General Partner fees and expenses allocated from Funds. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership’s/Fund’s is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2017, 69,458.8670 limited partner Redeemable Units of Class A were redeemed totaling $198,980,126, 742.9280 limited partner Redeemable Units of Class Z were redeemed totaling $802,540 and 1,178.1120 General Partner Redeemable Units of Class Z were redeemed totaling $1,274,988. For the year ended December 31, 2016, 56,915.7560 limited partner Redeemable Units of Class A were redeemed totaling $173,180,117, 494.8170 limited partner Redeemable Units of Class Z were redeemed totaling $562,971 and 872.2020 General Partner Redeemable Units of Class Z were redeemed totaling $1,039,843. For the year ended December 31, 2015, 42,202.5340 limited partner Redeemable Units of Class A were redeemed totaling $129,863,543 and 242.4610 limited partner Redeemable Units of Class Z were redeemed totaling $275,546.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2017, there were subscriptions of 11,683.0890 limited partner Redeemable Units of Class A totaling $33,736,567 and 1,074.6210 limited partner Redeemable Units of Class Z totaling $1,180,838. For the year ended December 31, 2016, there were subscriptions of 28,744.7430 limited partner Redeemable Units of Class A totaling $87,337,421 and 576.7720 limited partner Redeemable Units of Class Z totaling $663,409. For the year ended December 31, 2015, there were subscriptions of 43,748.0220 limited partner Redeemable Units of Class A totaling $134,607,790 and 637.6420 limited partner Redeemable Units of Class Z totaling $745,805.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class A decreased 3.2% from $2,982.64 to $2,887.46. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class Z decreased 1.5% from $1,139.98 to $1,122.81. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class A decreased 0.7% from $3,004.84 to $2,982.64. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class Z increased 0.6% from $1,133.48 to $1,139.98. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 2.3% from $3,076.78 to $3,004.84. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 1.3% from $1,148.23 to $1,133.48.

The Partnership experienced a net trading loss of $1,840,380 before fees and expenses in 2017. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, metals, softs and U.S. and non-U.S interest rates and were partially offset by gains in livestock and indices.

During the first quarter, the most notable losses were recorded during January and March from long positions in European and U.S. fixed income as prices declined amid growing hawkish sentiment from central bank across the globe. Losses were also recorded during January and March from long positions in natural gas futures, as well as in currencies from short positions in the euro and Japanese yen. Additional losses were recorded within the metals markets during March and the agricultural sector during January. The Partnership’s first quarter losses were partially offset by gains achieved during February and March from long positions in global equity index futures as prices were buoyed by positive economic sentiment globally.

During the second quarter, the most meaningful losses were recorded in the currency markets during April and May from short positions in the euro versus the U.S. dollar as the dollar weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Further losses during April and May were recorded in the energy markets from long positions in the crude oil complex as oil prices pushed lower, as well as in the metals sector. Losses were also recorded during June in global interest rate and agricultural futures. These losses were partially offset by gains recorded in the global equity index sector as long positions in the U.S., Europe, and Asia profited from prices climbing higher during April and May.

During the third quarter, losses were incurred within the global interest rate sector during September from long futures positions in U.S. and European fixed income as hawkish sentiment among the world’s major central banks remained. Additional losses were experienced in the agricultural markets during July from short positions in coffee, sugar, and cocoa and during both July and September from short positions in wheat and soybeans. Smaller losses were incurred in currencies during September and in the energy sector during July. A portion of the Partnership’s losses for the third quarter was offset by gains recorded during July and September from long positions in global equity index futures as stock prices continued to rise on growing confidence in the strength of the global economy. Additional gains were recorded in metals during August from long positions in copper futures.

During the fourth quarter, the Partnership recorded gains in global stock index futures from long positions as equity prices continued their rally on optimism for global economic growth. Gains were also recorded in the energy markets from long positions in crude oil and its refined products as prices rose throughout the quarter on expectations for further output cuts from OPEC and Russia. Additional trading gains were recorded in metals and grains during October and December. The Partnership’s gains for the fourth quarter were partially offset by currency losses experienced October from positions in the Turkish lira, Brazilian real, Mexican peso, and Australian dollar. Net trading results in the fixed income sector were relatively flat for the quarter.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2017 increased by $1,418,423 and $4,225,165, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Fund, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended December 31, 2017 decreased by $16,710 as compared to the corresponding period in 2016. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended December 31, 2017 as compared to the corresponding period in 2016. Clearing fees related to direct investments for the twelve months ended December 31, 2017 increased by $116,022 as compared to the corresponding period in 2016. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the twelve months ended December 31, 2017 as compared to the corresponding period in 2016.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 increased by $329,985 and $983,242, respectively, as compared to the corresponding periods in 2016. The increase in ongoing selling agent fees is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2017 decreased by $722,072 and $2,753,401, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and twelve months ended December 31, 2017 decreased by $373,310 and $1,446,434, respectively, as compared to the corresponding periods in 2016. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreement among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2017 resulted in incentive fees of $0 and $25,157, respectively. Trading performance for the three and twelve months ended December 31, 2016 resulted in incentive fees of $0 and $2,088,183, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $1,713,581 and $2,271,832, respectively.

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

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016. As of December 31, 2017, the Partnership’s total capitalization was $798,532,927.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$31,695,545	3.97%
Currencies	67,295,666	8.43
Interest Rates	21,758,941	2.72
Equities	40,033,293	5.01

Total	$160,783,445	20.13%

As of December 31, 2016, the Partnership’s total capitalization was $997,913,751.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$29,093,012	2.92%
Currencies	71,606,105	7.18
Interest Rates	18,574,346	1.86
Equities	51,332,277	5.14

Total	$170,605,740	17.10%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2017 and 2016, the highest and lowest and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2017 and 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$16,587,445	2.08%	$44,314,503	$16,281,723	$29,394,065
Energy	3,259,297	0.41	4,922,921	1,292,232	3,057,028
Grains	1,413,905	0.18	2,933,816	734,795	2,212,317
Indices	14,823,350	1.86	19,782,557	9,987,367	14,365,095
Interest Rates U.S.	849,657	0.11	3,122,851	849,657	2,039,105
Interest Rates Non-U.S.	2,728,281	0.34	6,750,624	1,672,930	3,702,845
Livestock	27,720	0.00 **	534,628	27,720	250,623
Metals	2,081,248	0.26	3,289,718	1,068,033	2,113,256
Softs	831,695	0.10	1,073,556	258,210	696,301

Total	$42,602,598	5.34%

*	Annual average of month-end Values at Risk.

**	Due to rounding.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$20,728,371	2.08%	$32,759,531	$7,282,770	$17,006,423
Energy	2,100,741	0.21	6,495,906	650,281	2,453,669
Grains	2,490,546	0.25	3,674,203	581,348	2,057,790
Indices	17,539,816	1.76	17,539,816	2,511,223	9,299,916
Interest Rates U.S.	1,616,930	0.16	3,769,117	1,113,311	2,098,884
Interest Rates Non-U.S.	2,015,332	0.20	6,788,511	1,595,866	3,581,237
Livestock	105,751	0.01	465,795	47,836	224,310
Metals	1,604,889	0.16	3,731,858	764,635	1,567,810
Softs	564,409	0.06	720,434	81,334	417,616

Total	$48,766,785	4.89%

*	Annual average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, Winton Master’s total capitalization was $408,679,588 and the Partnership owned approximately 45.8% of Winton Master. Prior to the close of business on December 31, 2017, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2017

			Twelve Months Ended December 31,2017
Market Sector	Value at Risk	% of Total Capitalization	High Value atRisk	Low Value at Risk	Average Value at Risk*
Currencies	$37,375,662	9.15%	$41,685,050	$6,859,203	$29,801,089
Energy	6,288,778	1.54	6,288,778	660,791	2,375,862
Grains	1,358,483	0.33	2,712,999	1,100,657	1,778,122
Indices	20,126,411	4.92	31,470,290	17,643,595	23,398,714
Interest Rates U.S.	1,109,639	0.27	5,362,330	514,996	2,048,055
Interest Rates Non-U.S.	2,562,664	0.63	5,374,331	1,520,731	3,434,888
Livestock	502,480	0.12	850,960	359,920	611,098
Metals	10,415,048	2.55	10,465,318	1,732,090	4,070,470
Softs	2,704,190	0.66	2,735,012	1,140,436	1,782,061

Total	$82,443,355	20.17%

*	Annual average of month-end Values at Risk.

As of December 31, 2016, Winton Master’s total capitalization was $494,292,978 and the Partnership owned approximately 51.4% of Winton Master. As of December 31, 2016, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

Prior to the close of business on December 31, 2017, Transtrend Master total capitalization was $216,893,179 and the Partnership owned approximately 95.8% of Transtrend Master. Prior to the close of business on December 31, 2017, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$14,981,202	6.91%	$16,281,307	$8,420,726	$13,271,018
Currencies	19,248,396	8.87	32,480,250	11,349,411	20,816,692
Interest Rates	12,582,632	5.80	18,335,424	4,377,363	10,507,441
Equities	16,705,050	7.70	23,325,397	9,893,398	15,903,292
Total	$63,517,280	29.28%

*	Annual average of daily Values at Risk.

As of December 31, 2016, Transtrend Master total capitalization was $295,760,029 and the Partnership owned approximately 94.9% of Transtrend Master. As of December 31, 2016, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnerships’s assets allocated to Transtrend for trading) was as follows:

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

Prior to the close of business on December 31, 2017, Willowbridge Master’s total capitalization was $332,211,210 and the Partnership owned approximately 82.5% of Willowbridge Master. Prior to the close of business on December 31, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$18,377,762	5.53%	$83,446,338	$3,531,563	$34,901,146
Interest Rates Non-U.S.	5,390,008	1.62	21,928,085	-	6,693,730

Total	$23,767,770	7.15%

*	Annual average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613 and the Partnership owned approximately 76.5% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	7,479,249	1.91	79,559,952	147,470	26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Values at Risk.

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

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s primary exposures were in the CBOE VIX Market Volatility (U.S.), Dow Jones Euro STOXX 50 (European Union), SPI 200 (Australia), S&P 500 (U.S.), and FTSE 100 (United Kingdom) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of copper, zinc, aluminum, nickel, lead, palladium, and silver.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, coffee, cocoa, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2017.

Foreign Currency Balances. The Partnership/Funds may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership’s/Funds’ non- trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner/managing member/trading manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject.

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

Item 8. Financial Statements and Supplementary Data.

CERES ORION L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016, and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Condensed Schedule of Investments at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Ceres Orion L.P. (formerly, Orion Futures Fund

L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
Ceres Orion L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Orion L.P. (formerly, Orion Futures Fund L.P.),

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”), including the condensed schedule of investments, as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Orion Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Orion Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Orion Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

Assets:
Investment in the Funds(1), at fair value (Note 6)	$656,495,374	$834,103,057
Redemptions receivable from the Funds	12,837,759	-

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $110,913,731 at December 31, 2017 and 2016, respectively)	-	110,958,513
Unrestricted cash (Note 3c)	100,615,185	24,728,233
Restricted cash (Note 3c)	42,619,216	48,766,785
Net unrealized appreciation on open futures contracts	5,004,060	1,923,350
Net unrealized appreciation on open forward contracts	873,274	976,360

Total equity in trading account	149,111,735	187,353,241

Cash at bank (Note 1)	436	217
Interest receivable (Note 3c)	139,020	19,586

Total assets	$818,584,324	$1,021,476,101

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$2,622,825	$2,294,952
Management fees (Note 3b)	699,501	846,374
General Partner fees (Note 3a)	509,718	636,635
Professional fees	412,503	564,651
Redemptions payable to General Partner (Note 7)	-	249,862
Redemptions payable to Limited Partners (Note 7)	15,806,850	18,969,876

Total liabilities	20,051,397	23,562,350

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 8,552.3863 and 9,730.4983 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	9,602,692	11,092,572
Limited Partners, Class A, 272,051.1558 and 329,826.9338 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	785,537,773	983,754,958
Limited Partners, Class Z, 3,021.4072 and 2,689.7142 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	3,392,462	3,066,221

Total partners’ capital (net asset value)	798,532,927	997,913,751

Total liabilities and partners’ capital	$818,584,324	$1,021,476,101

Net asset value per Redeemable Unit:
Class A	$2,887.46	$2,982.64

Class Z	$1,122.81	$1,139.98

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Condensed Schedule of Investments

December 31, 2017

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	842	$3,926,924	0.49%
Grains	40	(7,380)	(0.00) *
Indices	2,560	248,920	0.03
Interest Rates U.S.	2,389	(673,740)	(0.08)
Interest Rates Non-U.S.	2,820	(1,016,225)	(0.13)
Metals	135	664,797	0.08
Softs	185	459,870	0.06

Total futures contracts purchased		3,603,166	0.45

Futures Contracts Sold
Energy	659	(203,923)	(0.03)
Grains	1,662	607,241	0.08
Indices	1,980	990,738	0.12
Interest Rates U.S.	194	(12,188)	(0.00) *
Interest Rates Non-U.S.	3,696	335,531	0.04
Livestock	19	(27,290)	(0.00) *
Metals	93	(262,045)	(0.03)
Softs	304	(27,170)	(0.00) *

Total futures contracts sold		1,400,894	0.18

Net unrealized appreciation on open futures contracts		$5,004,060	0.63%

Unrealized Appreciation on Open Forward Contracts
Currencies	$504,572,117	$8,187,150	1.03%
Metals	873	3,586,972	0.45

Total unrealized appreciation on open forward contracts		11,774,122	1.48

Unrealized Depreciation on Open Forward Contracts
Currencies	$547,763,469	(7,330,639)	(0.92)
Metals	818	(3,570,209)	(0.45)

Total unrealized depreciation on open forward contracts		(10,900,848)	(1.37)

Net unrealized appreciation on open forward contracts		$873,274	0.11

Investment in the Funds
CMF Winton Master L.P.		$186,666,465	23.38%
CMF TT II, LLC		201,709,447	25.26
CMF Willowbridge Master Fund L.P.		268,119,462	33.58

Total investment in the Funds		$656,495,374	82.22%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Statements of Income and Expenses

For the Years Ended

December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income	$1,376,191	$447,040	$21,474
Interest income allocated from the Funds	5,310,193	2,014,179	186,129

Total investment income	6,686,384	2,461,219	207,603

Expenses:
Expenses allocated from Funds	5,007,436	7,949,409	14,314,643
Clearing fees related to direct investments (Note 3c)	798,567	682,545	84,444
Ongoing selling agent fees (Note 3d)	14,906,992	13,923,750	11,955,184
Management fees (Note 3b)	9,007,592	10,669,966	10,966,339
General Partner fees (Note 3a)	6,652,411	8,098,845	8,503,172
Incentive fees (Note 3b)	-	-	8,799,365
Professional fees	1,713,581	2,271,832	1,550,751

Total expenses	38,086,579	43,596,347	56,173,898

Net investment loss	(31,400,195)	(41,135,128)	(55,966,295)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	923,428	(25,004,534)	(1,510,518)
Net realized gains (losses) on closed contracts allocated from the Funds	(5,736,352)	46,956,695	77,564,141
Net change in unrealized gains (losses) on open contracts	2,963,870	2,202,920	605,927
Net change in unrealized gains (losses) on open contracts allocated from the Funds	8,674	10,976,518	(46,648,570)

Total trading results	(1,840,380)	35,131,599	30,010,980

Net income (loss)	$(33,240,575)	$(6,003,529)	$(25,955,315)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(95.18)	$(22.20)	$(71.94)

Class Z	$(17.17)	$6.50	$(14.75)

Weighted average Redeemable Units outstanding:
Class A	304,610.1982	348,898.7336	364,259.6266

Class Z	12,023.4060	12,872.7303	13,088.7533

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2017, 2016 and 2015

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2014	$1,096,725,351	356,452.4588	$14,714,839	12,815.2785	$1,111,440,190	369,267.7373
Subscriptions - Limited Partners	134,607,790	43,748.0220	745,805	637.6420	135,353,595	44,385.6640
Redemptions - Limited Partners	(129,863,543)	(42,202.5340)	(275,546)	(242.4610)	(130,139,089)	(42,444.9950)
Net income (loss)	(25,743,998)	-	(211,317)	-	(25,955,315)	-

Partners’ Capital, December 31, 2015	1,075,725,600	357,997.9468	14,973,781	13,210.4595	1,090,699,381	371,208.4063
Subscriptions - Limited Partners	87,337,421	28,744.7430	663,409	576.7720	88,000,830	29,321.5150
Redemptions - General Partner	-	-	(1,039,843)	(872.2020)	(1,039,843)	(872.2020)
Redemptions - Limited Partners	(173,180,117)	(56,915.7560)	(562,971)	(494.8170)	(173,743,088)	(57,410.5730)
Net income (loss)	(6,127,946)	-	124,417	-	(6,003,529)	-

Partners’ Capital, December 31, 2016	983,754,958	329,826.9338	14,158,793	12,420.2125	997,913,751	342,247.1463
Subscriptions - Limited Partners	33,736,567	11,683.0890	1,180,838	1,074.6210	34,917,405	12,757.7100
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(198,980,126)	(69,458.8670)	(802,540)	(742.9280)	(199,782,666)	(70,201.7950)
Net income (loss)	(32,973,626)	-	(266,949)	-	(33,240,575)	-

Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493

Net asset value per Redeemable Unit:
	Class A	Class Z
2015	$3,004.84	$1,133.48

2016	$2,982.64	$1,139.98

2017	$2,887.46	$1,122.81

See accompanying notes to financial statements.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

1.     Organization:

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and was the trading manager (the “Trading Manager”) of Transtrend Master (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

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

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011 were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain funds. The Partnership/Funds also deposit a portion of their cash in a non-trading bank account at JPMorgan.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s and Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

e.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(4,275,539) (proceeds of $4,184,850) and $(7,112,896) (proceeds of $7,035,961) at December 31, 2017 and 2016, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

i.	Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services—Investment Companies.” See Note 8, “Financial Highlights.”

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

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

As of January 1, 2017, Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period November 1, 2015 to December 31, 2016, Transtrend Master paid Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to October 31, 2015, Transtrend Master paid Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Partnership Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Partnership for margin requirements was $42,619,216 and $48,766,785, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All other interest income will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or options contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee. The ongoing selling agent fee is (i) $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units and (ii) eliminated with respect to Class Z Redeemable Units. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units.

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

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

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures, forward and option contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were 20,043 and 13,687, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were 2,202 and 1,984, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were $1,253,145,597 and $1,169,597,972, respectively.

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2017 and 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$9,793,492	$(4,789,432)	$5,004,060	$-	$-	$5,004,060
Forwards	11,774,122	(10,900,848)	873,274	-	-	873,274

Total assets	$21,567,614	$(15,690,280)	$5,877,334	$-	$-	$5,877,334

Liabilities
Futures	$(4,789,432)	$4,789,432	$-	$-	$-	$-
Forwards	(10,900,848)	10,900,848	-	-	-	-

Total liabilities	$(15,690,280)	$15,690,280	$-	$-	$-	$-

Net fair value						$5,877,334	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$6,804,624	$(4,881,274)	$1,923,350	$-	$-	$1,923,350
Forwards	8,325,861	(7,349,501)	976,360	-	-	976,360

Total assets	$15,130,485	$(12,230,775)	$2,899,710	$-	$-	$2,899,710

Liabilities
Futures	$(4,881,274)	$4,881,274	$-	$-	$-	$-
Forwards	(7,349,501)	7,349,501	-	-	-	-

Total liabilities	$(12,230,775)	$12,230,775	$-	$-	$-	$-

Net fair value						$2,899,710	*

•

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2017 and 2016, respectively.

	December 31, 2017
Assets

Futures Contracts
Energy	$4,510,786
Grains	629,298
Indices	2,719,041
Interest Rates U.S.	71,430
Interest Rates Non-U.S.	641,412
Metals	666,037
Softs	555,488

Total unrealized appreciation on open futures contracts	9,793,492

Liabilities

Futures Contracts
Energy	(787,785)
Grains	(29,437)
Indices	(1,479,383)
Interest Rates U.S.	(757,358)
Interest Rates Non-U.S.	(1,322,106)
Livestock	(27,290)
Metals	(263,285)
Softs	(122,788)

Total unrealized depreciation on open futures contracts	(4,789,432)

Net unrealized appreciation on open futures contracts	$5,004,060	*

Assets

Forward Contracts
Currencies	$8,187,150
Metals	3,586,972

Total unrealized appreciation on open forward contracts	11,774,122

Liabilities

Forward Contracts
Currencies	(7,330,639)
Metals	(3,570,209)

Total unrealized depreciation on open forward contracts	(10,900,848)

Net unrealized appreciation on open forward contracts	$873,274	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2017, 2016 and 2015, respectively.

Sector	2017		2016		2015
Currencies	$(7,867,522)		$ 3,080,007		$251,287
Energy	(106,263)		(12,279,027)		5,220,997
Grains	(4,270,109)		(210,422)		566,024
Indices	29,363,266		(6,694,075)		(2,766,619)
Interest Rates U.S.	(4,548,710)		(4,607,629)		(1,850,339)
Interest Rates Non-U.S.	(7,142,822)		4,717,308		(2,871,784)
Livestock	(902,168)		(1,279,792)		154,067
Metals	(404,789)		(4,359,666)		557,248
Softs	(233,585)		(1,168,318)		(165,472)

Total	$3,887,298	***	$ (22,801,614)	***	$(904,591)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,793,492	$9,793,492	$—	$—
Forwards	11,774,122	—	11,774,122	—

Total assets	$21,567,614	$9,793,492	$11,774,122	$—

Liabilities
Futures	$4,789,432	$4,789,432	$—	$—
Forwards	10,900,848	—	10,900,848	—

Total liabilities	$15,690,280	$4,789,432	$10,900,848	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,804,624	$6,804,624	$—	$—
Forwards	8,325,861	3,292,660	5,033,201	—
U.S. Treasury bills	110,958,513	—	110,958,513	—

Total assets	$126,088,998	$10,097,284	$115,991,714	$—

Liabilities
Futures	$4,881,274	$4,881,274	$—	$—
Forwards	7,349,501	3,786,690	3,562,811	—

Total liabilities	$12,230,775	$8,667,964	$3,562,811	$—

*

$3,292,660 of assets and $3,786,690 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

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

Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. At December 31, 2016, the Partnership owned approximately 51.4% of Winton Master, 94.9% of Transtrend Master and 76.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$408,725,040	$11,076,733	$397,648,307
Transtrend Master	217,045,353	15,335,906	201,709,447
Willowbridge Master	336,101,673	39,096,772	297,004,901

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Winton Master	$495,983,925	$1,690,947	$494,292,978
Transtrend Master	296,071,844	311,815	295,760,029
Willowbridge Master	396,846,845	5,348,232	391,498,613

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2017
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$2,498,543	$41,177,241	$43,675,784
Transtrend Master	(2,170,265)	(2,700,598)	(4,870,863)
Willowbridge Master	1,244,821	(27,512,190)	(26,267,369)

	For the year ended December 31, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Winton Master	$644,094	$12,105,450	$12,749,544
Transtrend Master	(6,714,929)	42,872,388	36,157,459
Willowbridge Master	(120,715)	10,171,911	10,051,196

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	December 31, 2017		For the year ended December 31, 2017
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	23.38%	$186,666,465	$20,307,233	$235,397	$29,118	$—	$—	$20,042,718	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(857,440)	1,529,471	839	1,961,681	25,157	(4,374,588)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	(19,867,278)	1,170,473	55,300	—	—	(21,093,051)	Commodity Portfolio	Monthly

Total		$656,495,374	$(417,485)	$2,935,341	$85,257	$1,961,681	$25,157	$(5,424,921)

	December 31, 2016		For the year ended December 31, 2016
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	25.44%	$253,912,486	$8,936,078	$347,150	$40,085	$—	$—	$8,548,843	Commodity Portfolio	Monthly
Transtrend Master	28.12%	280,645,616	41,945,544	1,669,127	745	3,052,708	2,088,183	35,134,781	Commodity Portfolio	Monthly
Willowbridge Master	30.02%	299,544,955	9,065,770	696,590	54,821	—	—	8,314,359	Commodity Portfolio	Monthly

Total		$834,103,057	$59,947,392	$2,712,867	$95,651	$3,052,708	$2,088,183	$51,997,983

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017				2016		2015
Per Redeemable Unit Performance (for a unit	Class A		Class Z		Class A	Class Z	Class A	Class Z
outstanding throughout the year):*
Net realized and unrealized gains (losses)	$7.10		$3.30		$94.62	$35.78	$80.55	$30.05
Net investment loss	(102.28)		(20.47)		(116.82)	(29.28)	(152.49)	(44.80)

Increase (decrease) for the year	(95.18)		(17.17)		(22.20)	6.50	(71.94)	(14.75)
Net asset value per Redeemable Unit, beginning of year	2,982.64		1,139.98		3,004.84	1,133.48	3,076.78	1,148.23

Net asset value per Redeemable Unit, end of year	$2,887.46		$1,122.81		$2,982.64	$1,139.98	$3,004.84	$1,133.48

	2017				2016		2015
	Class A		Class Z		Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(3.6)%		(1.9)%		(3.9)%	(2.6)%	(5.0)%	(4.1)%
Operating expense	4.4%		2.7%		3.9%	2.6%	3.7%	2.7%
Incentive fees	0.0	%***	0.0	%***	0.2%	0.2%	1.4%	1.4%

Total expenses	4.4%		2.7%		4.1%	2.8%	5.1%	4.1%

Total return:
Total return before incentive fees	(3.2)%		(1.5)%		(0.5)%	0.8%	(0.9)%	0.1%
Incentive fees	(0.0	)%***	(0.0	)%***	(0.2)%	(0.2)%	(1.4)%	(1.4)%

Total return after incentive fees	(3.2)%		(1.5)%		(0.7)%	0.6%	(2.3)%	(1.3)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses.

***	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

9.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 25.5% to 51.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the LME represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

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

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.)

Notes to Financial Statements

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

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective February 1, 2018, the Partnership allocated a portion of its assets to FORT Contrarian Master Fund LLC, which will be managed and traded by FORT L.P. pursuant to its Global Contrarian Program.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

Selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$2,062,844	$1,856,705	$1,598,425	$1,168,410
Total expenses	(9,032,943)	(9,529,759)	(9,620,049)	(9,903,828)
Total trading results	55,084,453	(18,586,532)	(34,706,587)	(3,631,714)

Net income (loss)	$48,114,354	$(26,259,586)	$(42,728,211)	$(12,367,132)

Increase (decrease) in Net Asset Value per
Redeemable Unit of Class A	$167.01	$(88.76)	$(136.03)	$(37.40)

Increase (decrease) in Net Asset Value per
Redeemable Unit of Class Z	$69.64	$(29.06)	$(47.71)	$(10.04)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$644,421	$666,079	$536,268	$614,451
Total expenses	(9,746,634)	(10,553,358)	(9,012,433)	(14,283,922)
Total trading results	8,554,705	(23,760,670)	(13,229,270)	63,566,834

Net income (loss)	$(547,508)	$(33,647,949)	$(21,705,435)	$49,897,363

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(0.51)	$(96.86)	$(60.65)	$135.82

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$3.49	$(32.84)	$(18.75)	$54.60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B:	Other Information.

Effective February 1, 2018, the Partnership allocated a portion of its assets to FORT Contrarian Master Fund LLC, which will be managed and traded by FORT L.P., pursuant to its Global Contrarian Program.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration—Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New

York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	8,552.3863	73.9%

(c) Changes in control. None.

Principals of the General Partner who own Redeemable Units:*

*Maureen O’Toole                                25.9400 Redeemable Units

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017 $131,017

2016 $216,600

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016. Condensed Schedules of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015. Notes to Financial Statements

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

(c)

Amendment No.  2 to the Fourth Amended and Restated Limited Partnership Agreement, dated as of December 8, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December  13, 2017 and incorporated herein by reference).

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

10.2(a)

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

10.3(a)

Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)	Letter extending the Management Agreement among the Partnership, the General Partner and Willowbridge Advisors, Inc. from June 30, 2017 to June 30, 2018 (filed herewith).

10.4(a)

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

10.5	Management Agreement among the Partnership, the General Partner and FORT, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2018 and incorporated herein by reference).

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

11.1

Foreign Exchange and Bullion Authorization Agreement between Winton Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.2

International Swap Dealers Association, Inc. Master Agreement between Winton Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.3

Schedule to International Swap Dealers Association, Inc. Master Agreement between Winton Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.4

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Winton Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.5	Institutional Account Agreement between Winton Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.6

Foreign Exchange and Bullion Authorization Agreement between Transtrend Master and JPMorgan (filed as Exhibit 11.6 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.7

International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed as Exhibit 11.7 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.8

Schedule to International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.9

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.10	Institutional Account Agreement between Transtrend Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.11

Foreign Exchange and Bullion Authorization Agreement among Willowbridge Master, Willowbridge and JPMorgan (filed as Exhibit 11.11 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.12

International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.12 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.13

Schedule to International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.13 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.14

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.14 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.15	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.15 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

12.1

Escrow Agreement by and among the Partnership, the General Partner, UMB Fund Services, Inc. and UMB Bank, N.A. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2017 and incorporated herein by reference).

12.2

Transfer Agency Agreement by and among the Partnership, the General Partner and UMB Fund Services, Inc. (filed as Exhibit 10.2 to the current report on Form 8-K filed on August 23, 2017 and incorporated herein by reference).

12.3

Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner and Harbor Investment Advisory LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2018 and incorporated herein by reference).

99.1     Financial Statements of CMF Winton Master L.P.

99.2     Financial Statements of CMF TT II, LLC.

99.3     Financial Statements of CMF Willowbridge Master Fund L.P.

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section  1350 Certification (Certification of President and Director) (filed herewith).

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

CERES ORION L.P. (formerly, Orion Futures Fund L.P.)

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.