Form 10-Q
period 2018-03-31
CERES ORION L.P.
filed 2018-05-10
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes    No X

As of April 30, 2018, 259,004.4438 Limited Partnership Class A Redeemable Units were outstanding and 3,799.5122 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017

Assets:
Investment in the Funds(1), at fair value	$647,979,106	$656,495,374
Redemptions receivable from the Funds	9,972,754	12,837,759

Equity in trading account:
Unrestricted cash	80,843,251	100,615,185
Restricted cash	20,902,732	42,619,216
Net unrealized appreciation on open futures contracts	1,105,762	5,004,060
Net unrealized appreciation on open forward contracts	-	873,274

Total equity in trading account	102,851,745	149,111,735

Cash at bank	-	436
Interest receivable	131,726	139,020

Total assets	$760,935,331	$818,584,324

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$85,840	$-
Accrued expenses:
Ongoing selling agent fees	2,200,217	2,622,825
Management fees	653,759	699,501
General Partner fees	473,870	509,718
Professional fees	456,938	412,503
Redemptions payable to Limited Partners	15,335,447	15,806,850

Total liabilities	19,206,071	20,051,397

Partners’ Capital:
General Partner, Class Z, 7,429.6743 and 8,552.3863 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	8,062,142	9,602,692
Limited Partners, Class A, 262,910.9458 and 272,051.1558 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	729,744,164	785,537,773
Limited Partners, Class Z, 3,615.2022 and 3,021.4072 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	3,922,954	3,392,462

Total partners’ capital (net asset value)	741,729,260	798,532,927

Total liabilities and partners’ capital	$760,935,331	$818,584,324

Net asset value per Redeemable Unit:
Class A	$2,775.63	$2,887.46

Class Z	$1,085.13	$1,122.81

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	507	$767,926	0.10%
Grains	274	(43,933)	(0.00)*
Indices	590	(511,989)	(0.07)
Interest Rates U.S.	1,120	159,423	0.02
Interest Rates Non-U.S.	1,853	644,151	0.09
Metals	21	(41,305)	(0.00)*
Softs	99	150,695	0.02

Total futures contracts purchased		1,124,968	0.16

Futures Contracts Sold
Energy	8	(1,260)	(0.00)*
Grains	954	(180,403)	(0.02)
Indices	263	585,237	0.08
Interest Rates U.S.	274	(220,313)	(0.03)
Interest Rates Non-U.S.	2,362	(410,933)	(0.06)
Livestock	54	82,022	0.01
Metals	18	22,095	0.00 *
Softs	94	104,349	0.01

Total futures contracts sold		(19,206)	(0.01)

Net unrealized appreciation on open futures contracts		$1,105,762	0.15%

Unrealized Appreciation on Open Forward Contracts
Currencies	$193,847,958	$1,371,782	0.18%
Metals	477	1,917,685	0.27

Total unrealized appreciation on open forward contracts		3,289,467	0.45

Unrealized Depreciation on Open Forward Contracts
Currencies	$189,777,118	(1,545,537)	(0.21)
Metals	430	(1,829,770)	(0.25)

Total unrealized depreciation on open forward contracts		(3,375,307)	(0.46)

Net unrealized depreciation on open forward contracts		$(85,840)	(0.01)%

Investment in the Funds
CMF Winton Master L.P.		$157,403,722	21.22%
CMF TT II, LLC		164,207,467	22.14
CMF Willowbridge Master Fund L.P.		199,662,268	26.92
CMF FORT Contrarian Master Fund LLC		126,705,649	17.08

Total investment in the Funds		$647,979,106	87.36%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	842	$3,926,924	0.49%
Grains	40	(7,380)	(0.00)*
Indices	2,560	248,920	0.03
Interest Rates U.S.	2,389	(673,740)	(0.08)
Interest Rates Non-U.S.	2,820	(1,016,225)	(0.13)
Metals	135	664,797	0.08
Softs	185	459,870	0.06

Total futures contracts purchased		3,603,166	0.45

Futures Contracts Sold
Energy	659	(203,923)	(0.03)
Grains	1,662	607,241	0.08
Indices	1,980	990,738	0.12
Interest Rates U.S.	194	(12,188)	(0.00)*
Interest Rates Non-U.S.	3,696	335,531	0.04
Livestock	19	(27,290)	(0.00)*
Metals	93	(262,045)	(0.03)
Softs	304	(27,170)	(0.00)*

Total futures contracts sold		1,400,894	0.18

Net unrealized appreciation on open futures contracts		$5,004,060	0.63%

Unrealized Appreciation on Open Forward Contracts
Currencies	$504,572,117	$8,187,150	1.03%
Metals	873	3,586,972	0.45

Total unrealized appreciation on open forward contracts		11,774,122	1.48

Unrealized Depreciation on Open Forward Contracts
Currencies	$547,763,469	(7,330,639)	(0.92)
Metals	818	(3,570,209)	(0.45)

Total unrealized depreciation on open forward contracts		(10,900,848)	(1.37)

Net unrealized appreciation on open forward contracts		$873,274	0.11%

Investment in the Funds
CMF Winton Master L.P.		$186,666,465	23.38%
CMF TT II, LLC		201,709,447	25.26
CMF Willowbridge Master Fund L.P.		268,119,462	33.58

Total investment in the Funds		$656,495,374	82.22%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$412,887	$248,919
Interest income allocated from the Funds	2,187,501	919,491

Total investment income	2,600,388	1,168,410

Expenses:
Expenses allocated from the Funds	1,517,541	1,299,406
Clearing fees related to direct investments	120,835	201,954
Ongoing selling agent fees	4,101,475	3,641,514
Management fees	2,023,092	2,458,902
General Partner fees	1,467,907	1,839,851
Professional fees	392,533	462,201

Total expenses	9,623,383	9,903,828

Net investment loss	(7,022,995)	(8,735,418)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(3,803,252)	4,942,559
Net realized gains (losses) on closed contracts allocated from the Funds	(9,603,279)	3,240,347
Net change in unrealized gains (losses) on open contracts	(4,650,847)	(1,362,006)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(5,441,998)	(10,452,614)

Total trading results	(23,499,376)	(3,631,714)

Net income (loss)	$(30,522,371)	$(12,367,132)

Net income (loss) per Redeemable Unit*:
Class A	$(111.83)	$(37.40)

Class Z	$(37.68)	$(10.04)

Weighted average Redeemable Units outstanding:
Class A	270,772.7551	326,780.8755

Class Z	11,157.2022	12,524.0825

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	10,407,208	3,641.1040	675,000	604.1130	11,082,208	4,245.2170
Redemptions - General Partner	-	-	(1,300,011)	(1,122.7120)	(1,300,011)	(1,122.7120)
Redemptions - Limited Partners	(36,052,357)	(12,781.3140)	(11,136)	(10.3180)	(36,063,493)	(12,791.6320)
Net income (loss)	(30,148,460)	-	(373,911)	-	(30,522,371)	-

Partners’ Capital, March 31, 2018	$729,744,164	262,910.9458	$11,985,096	11,044.8765	$741,729,260	273,955.8223

Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	12,385,945	4,176.5810	241,476	211.7020	12,627,421	4,388.2830
Redemptions - Limited Partners	(55,850,937)	(18,901.5720)	(27,127)	(24.0000)	(55,878,064)	(18,925.5720)
Net income (loss)	(12,240,238)	-	(126,894)	-	(12,367,132)	-

Partners’ Capital, March 31, 2017	$928,049,728	315,101.9428	$14,246,248	12,607.9145	$942,295,976	327,709.8573

See accompanying notes to financial statements.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below) and FORT Contrarian Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2018, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”), FORT L.P. (“FORT”) and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through an individually managed account, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During the reporting period and prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

The Partnership, CMF Winton Master L.P. (“Winton Master”), CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and FORT Contrarian Master are collectively referred to as the “Funds.”

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”) and ceased paying brokerage commissions to MS&Co. Under the Partnership Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. The Partnership will receive monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Willowbridge Master’s or Winton Master’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Transtrend Master will receive interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at MS&Co. during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All other interest income will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. The ongoing selling agent fee is $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units.

As of January 19, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, Harbor has been appointed as a non-exclusive selling agent of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2018 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. After September 30, 2018, the Harbor Selling Agreement may be terminated by any party on thirty days’ prior written notice. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing selling fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage. Harbor may share all or a substantial portion of such fees with its properly registered or exempted financial advisors who sell Class A Redeemable Units.

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and Fund’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in Winton Master and Willowbridge Master based on the respective Fund’s net asset value per unit as calculated by the Fund. The Partnership carries its investment in Transtrend Master and FORT Contrarian Master based on the Partnership’s (1) net contributions to Transtrend Master and FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master and FORT Contrarian Master.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $20,902,732 and $42,619,216, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(4,781,832) (proceeds of $4,897,708) and $(4,275,539) (proceeds of $4,184,850) at March 31, 2018 and December 31, 2017, respectively.

Ceres Orion L.P.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(86.07)		$(33.27)		$(10.89)		$(4.19)
Net investment loss	(25.76)		(4.41)		(26.51)		(5.85)

Increase (decrease) for the period	(111.83)		(37.68)		(37.40)		(10.04)
Net asset value per Redeemable Unit, beginning of period	2,887.46		1,122.81		2,982.64		1,139.98

Net asset value per Redeemable Unit, end of period	$2,775.63		$1,085.13		$2,945.24		$1,129.94

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.7)%		(1.7)%		(3.7)%		(2.1)%

Operating expenses	5.0%		3.0%		4.2%		2.6%
Incentive fees	(0.0	)%****	(0.0	)%****	(0.0	)%****	(0.0	)%****

Total expenses	5.0%		3.0%		4.2%		2.6%

Total return:
Total return before incentive fees	(3.9)%		(3.4)%		(1.3)%		(0.9)%
Incentive fees	(0.0	)%****	(0.0	)%****	(0.0	)%****	(0.0	)%****

Total return after incentive fees	(3.9)%		(3.4)%		(1.3)%		(0.9)%

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

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were 12,333 and 20,954, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were 1,392 and 2,297, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were $495,821,858 and $1,629,926,653, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$3,147,017	$(2,041,255)	$1,105,762	$-	$-	$1,105,762
Forwards	3,289,467	(3,289,467)	-	-	-	-

Total assets	$6,436,484	$(5,330,722)	$1,105,762	$-	$-	$1,105,762

Liabilities
Futures	$(2,041,255)	$2,041,255	$-	$-	$-	$-
Forwards	(3,375,307)	3,289,467	(85,840)	-	-	(85,840)

Total liabilities	$(5,416,562)	$5,330,722	$(85,840)	$-	$-	$(85,840)

Net fair value						$1,019,922	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$9,793,492	$(4,789,432)	$5,004,060	$-	$-	$5,004,060
Forwards	11,774,122	(10,900,848)	873,274	-	-	873,274

Total assets	$21,567,614	$(15,690,280)	$5,877,334	$-	$-	$5,877,334

Liabilities
Futures	$(4,789,432)	$4,789,432	$-	$-	$-	$-
Forwards	(10,900,848)	10,900,848	-	-	-	-

Total liabilities	$(15,690,280)	$15,690,280	$-	$-	$-	$-

Net fair value						$5,877,334	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

March 31, 2018
Assets
Futures Contracts
Energy	$788,505
Grains	237,848
Indices	878,002
Interest Rates U.S.	159,641
Interest Rates Non-U.S.	708,680
Livestock	82,022
Metals	32,700
Softs	259,619

Total unrealized appreciation on open futures contracts	3,147,017

Liabilities
Futures Contracts
Energy	(21,839)
Grains	(462,184)
Indices	(804,754)
Interest Rates U.S.	(220,531)
Interest Rates Non-U.S.	(475,462)
Metals	(51,910)
Softs	(4,575)

Total unrealized depreciation on open futures contracts	(2,041,255)

Net unrealized appreciation on open futures contracts	$1,105,762 *

Assets
Forward Contracts
Currencies	$1,371,782
Metals	1,917,685

Total unrealized appreciation on open forward contracts	3,289,467

Liabilities
Forward Contracts
Currencies	(1,545,537)
Metals	(1,829,770)

Total unrealized depreciation on open forward contracts	(3,375,307)

Net unrealized depreciation on open forward contracts	$(85,840)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
Sector	2018		2017
Currencies	$(1,391,084)		$(669,763)
Energy	616,712		(3,275,657)
Grains	(2,292,174)		(1,810,506)
Indices	(4,052,494)		12,822,835
Interest Rates U.S.	(1,936,095)		501,573
Interest Rates Non-U.S.	1,049,483		(2,891,280)
Livestock	(35,210)		(67,230)
Metals	(634,887)		(1,380,688)
Softs	221,650		351,269

Total	$(8,454,099	)***	$3,580,553 ***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,147,017	$3,147,017	$-	$-
Forwards	3,289,467	-	3,289,467	-

Total assets	$6,436,484	$3,147,017	$3,289,467	$-

Liabilities
Futures	$2,041,255	$2,041,255	$-	$-
Forwards	3,375,307	-	3,375,307	-

Total liabilities	$5,416,562	$2,041,255	$3,375,307	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,793,492	$9,793,492	$-	$-
Forwards	11,774,122	-	11,774,122	-

Total assets	$21,567,614	$9,793,492	$11,774,122	$-

Liabilities
Futures	$4,789,432	$4,789,432	$-	$-
Forwards	10,900,848	-	10,900,848	-

Total liabilities	$15,690,280	$4,789,432	$10,900,848	$-

*

$3,292,660 of assets and $3,786,690 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

6.	Investment in the Funds:

On November 1, 2004, the assets allocated to Winton for trading were invested in Winton Master, a limited partnership organized under the partnership laws of the State of New York. Winton Master permits accounts managed by Winton using the Winton Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of assets allocated.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. FORT Contrarian Master permits accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of FORT Contrarian Master. Individual and pooled accounts currently managed by FORT, including the Partnership, are permitted to be members of FORT Contrarian Master. The Trading Manager and FORT believe that trading through this structure promotes efficiency and economy in the trading process. The Trading Manager and FORT have agreed that FORT will trade the Partnership’s assets allocated to FORT at a level that is up to 1.25 times the amount of the assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2018.

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

At March 31, 2018, the Partnership owned approximately 44.0% of Winton Master, 100.0% of Transtrend Master, 87.6% of Willowbridge Master and 82.8% of FORT Contrarian Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	March 31, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$ 363,232,792	$ 6,269,415	$ 356,963,377
Transtrend Master	172,488,409	8,280,942	164,207,467
Willowbridge Master	232,751,446	5,044,955	227,706,491
FORT Contrarian Master	153,357,449	554,239	152,803,210

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$ 408,725,040	$ 11,076,733	$ 397,648,307
Transtrend Master	217,045,353	15,335,906	201,709,447
Willowbridge Master	336,101,673	39,096,772	297,004,901

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Winton Master	$1,096,751	$(11,736,511)	$(10,639,760)
Transtrend Master	(149,393)	(13,329,963)	(13,479,356)
Willowbridge Master	131,915	5,989,417	6,121,332
FORT Contrarian Master (a)	243,808	(3,736,271)	(3,492,463)

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Winton Master	$390,987	$7,430,968	$7,821,955
Transtrend Master	(809,650)	(5,798,084)	(6,607,734)
Willowbridge Master	196,912	(6,637,913)	(6,441,001)

  (a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through March 31, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	March 31, 2018		For the three months ended March 31, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	21.22%	$157,403,722	$(3,556,924)	$58,878	$7,679	$-	$-	$(3,623,481)	Commodity Portfolio	Monthly
Transtrend Master	22.14%	164,207,467	(12,768,078)	260,797	194	403,247	47,039	(13,479,355)	Commodity Portfolio	Monthly
Willowbridge Master	26.92%	199,662,268	6,248,699	638,607	16,278	-	-	5,593,814	Commodity Portfolio	Monthly
FORT Contrarian Master (a)	17.08%	126,705,649	(2,781,473)	75,469	9,353	-	-	(2,866,295)	Commodity Portfolio	Monthly

Total		$647,979,106	$(12,857,776)	$1,033,751	$33,504	$403,247	$47,039	$(14,375,317)

	December 31, 2017		For the three months ended March 31, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	23.38%	$186,666,465	$3,733,396	$69,235	$7,586	$-	$-	$3,656,575	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(5,231,790)	429,787	185	560,025	25,157	(6,246,944)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	(4,794,382)	194,044	13,387	-	-	(5,001,813)	Commodity Portfolio	Monthly

Total		$656,495,374	$(6,292,776)	$693,066	$21,158	$560,025	$25,157	$(7,592,182)

  (a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through March 31, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 25.2% to 41.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

Ceres Orion L.P.

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

Ceres Orion L.P.

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

Effective April 1, 2018, the monthly management fee Willowbridge receives was reduced to 1.25% per year of month-end net assets allocated to Willowbridge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2018.

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership and/or the Funds from trading in potentially profitable markets or prevent the Partnership and/or the Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2018, the Partnership’s capital decreased 7.1% from $798,532,927 to $741,729,260. This decrease was attributable to redemptions of 12,781.3140 Class A limited partner Redeemable Units totaling $36,052,357, redemptions of 10.3180 Class Z limited partner Redeemable Units totaling $11,136, redemptions of 1,122.7120 Class Z General Partner Redeemable Units totaling $1,300,011 and a net loss of $30,522,371, which was partially offset by subscriptions of 3,641.1040 Class A limited partner Redeemable Units totaling $10,407,208 and subscriptions of 604.1130 Class Z limited partner Redeemable Units totaling $675,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class A decreased 3.9% from $2,887.46 to $2,775.63, as compared to a decrease of 1.3% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class Z decreased 3.4% from $1,122.81 to $1,085.13, as compared to a decrease of 0.9% in the first quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $23,499,376. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, indices and metals and were partially offset by gains in U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $3,631,714. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

During the first quarter, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In commodities, losses were incurred in the grains markets throughout the quarter as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. Smaller losses from long positons in the energy sector during February offset gains recorded during January and March. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in U.S. interest rate futures during January and in European interest rate futures during March. Smaller gains were also recorded in sugar futures trading during January and March.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2018 and 2017 increased by $1,431,978 as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher interest rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Fund, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2018 decreased by $81,119 as compared to the corresponding period in 2017. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three months ended March 31, 2018 increased by $459,961 as compared to the corresponding period in 2017. The increase in ongoing selling agent fees was primarily due to an increase in the number of trades executed by the Advisors during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2018 decreased by $592,588 as compared to the corresponding period in 2017. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2018 decreased by $371,944 as compared to the corresponding period in 2017. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2018 resulted in incentive fees of $47,039. Trading performance for the three months ended March 31, 2017 resulted in incentive fees of $25,157. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2018 and December 31, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2018	March 31, 2018 (percentage of net assets)	December 31, 2017	December 31, 2017 (percentage of net assets)
Winton	$157,518,188	21%	$186,704,820	23%
Transtrend	163,809,205	22%	201,170,410	25%
Willowbridge	199,575,179	27%	268,003,108	34%
FORT	126,602,089	17%	-	-%
Systematica	94,224,599	13%	142,654,589	18%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of Systematica, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Systematica directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by Systematica) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Partnership’s total capitalization was $741,729,260.

March 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$20,693,702	2.79%
Currencies	35,571,647	4.80
Interest Rates	16,474,289	2.22
Equities	13,254,511	1.79

Total	$85,994,149	11.60%

As of December 31, 2017, the Partnership’s total capitalization was $798,532,927.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$31,695,545	3.97%
Currencies	67,295,666	8.43
Interest Rates	21,758,941	2.72
Equities	40,033,293	5.01

Total	$160,783,445	20.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,834,717	1.73%	$19,312,322	$10,975,488	$14,283,627
Energy	1,291,840	0.17	3,319,635	899,740	1,780,351
Grains	822,871	0.11	1,445,829	545,711	907,455
Indices	3,444,296	0.46	14,990,217	2,904,138	6,730,455
Interest Rates U.S.	330,711	0.04	893,484	213,669	485,402
Interest Rates Non-U.S.	1,322,062	0.18	2,747,922	1,235,968	1,740,957
Livestock	84,040	0.01	84,040	9,957	63,653
Metals	346,846	0.05	2,304,917	285,226	942,241
Softs	337,031	0.05	841,023	283,162	508,002

Total	$20,814,414	2.80%

*	Average of month-end Values at Risk.

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$16,587,445	2.08%	$44,314,503	$16,281,723	$29,394,065
Energy	3,259,297	0.41	4,922,921	1,292,232	3,057,028
Grains	1,413,905	0.18	2,933,816	734,795	2,212,317
Indices	14,823,350	1.86	19,782,557	9,987,367	14,365,095
Interest Rates U.S.	849,657	0.11	3,122,851	849,657	2,039,105
Interest Rates Non-U.S.	2,728,281	0.34	6,750,624	1,672,930	3,702,845
Livestock	27,720	0.00 **	534,628	27,720	250,623
Metals	2,081,248	0.26	3,289,718	1,068,033	2,113,256
Softs	831,695	0.10	1,073,556	258,210	696,301

Total	$42,602,598	5.34%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of March 31, 2018, Winton Master’s total capitalization was $356,963,377 and the Partnership owned approximately 44.0% of Winton Master. As of March 31, 2018, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$13,103,925	3.67%	$40,819,997	$8,567,370	$25,939,471
Energy	4,176,025	1.17	6,992,466	3,291,755	4,791,805
Grains	1,390,088	0.39	1,647,863	1,061,131	1,367,845
Indices	3,078,105	0.86	20,796,191	3,078,105	9,403,148
Interest Rates U.S.	1,793,101	0.50	2,463,087	1,109,639	1,940,783
Interest Rates Non-U.S.	1,331,056	0.37	2,722,590	563,863	1,698,625
Livestock	177,925	0.05	516,340	53,482	186,248
Metals	5,240,877	1.47	10,784,203	5,048,615	6,701,461
Softs	2,098,745	0.59	2,786,739	2,098,745	2,485,212
Total	$32,389,847	9.07%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, Winton Master’s total capitalization was $408,679,588 and the Partnership owned approximately 45.8% of Winton Master. Prior to the close of business on December 31, 2017, Winton’s Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

As of March 31, 2018, Transtrend Master’s total capitalization was $164,207,467 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2018, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$7,678,939	4.68%	$14,981,202	$7,004,030	$9,659,654
Currencies	10,723,852	6.53	19,222,620	8,645,388	11,818,483
Interest Rates	7,908,351	4.82	12,582,632	4,706,163	7,312,236
Equities	5,280,238	3.22	17,625,278	5,280,238	10,129,038

Total	$31,591,380	19.25%

*	Average of daily Values at Risk.

Prior to the close of business on December 31, 2017, Transtrend Master’s total capitalization was $216,893,179 and the Partnership owned approximately 95.8% of Transtrend Master. Prior to the close of business on December 31, 2017, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

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

As of March 31, 2018, Willowbridge Master’s total capitalization was $227,706,491 and the Partnership owned approximately 87.6% of Willowbridge Master. As of March 31, 2018, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,352,962	2.79%	$35,467,420	$3,479,761	$13,116,512
Energy	248,078	0.11	765,203	-	337,760
Grains	248,270	0.11	492,470	-	246,913
Interest Rates U.S.	3,597,858	1.58	12,610,095	-	3,986,266
Livestock	147,400	0.06	194,040	-	49,133
Metals	3,267,672	1.44	3,267,672	-	1,326,824
Softs	508,773	0.22	613,194	-	169,591

Total	$14,371,013	6.31%

*	Average of month-end Values at Risk.

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

As of March 31, 2018, Fort Contrarian Master’s total capitalization was $152,803,210 and the Partnership owned approximately 82.8% of Fort Contrarian Master. As of March 31, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$823,860	0.54%	$1,392,462	$-	$643,328
Energy	480,733	0.31	886,072	-	413,074
Indices	3,835,279	2.51	4,965,504	-	2,617,562
Interest Rates U.S.	105,724	0.07	589,540	-	166,581
Interest Rates Non-U.S.	2,776,899	1.82	3,167,593	-	1,835,022
Metals	127,039	0.08	144,793	-	70,019

Total	$8,149,534	5.33%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were subscriptions of 3,641.1040 Class A Redeemable Units totaling $10,407,208 and subscriptions of 604.1130 Class Z Redeemable Units totaling $675,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	3,128.0260	$2,973.68	-	N/A	N/A	N/A
February 1, 2018 - February 28, 2018	4,128.2550	$2,765.13	10.3180	$1,079.29	N/A	N/A
March 1, 2018 - March 31, 2018	5,525.0330	$2,775.63	-	N/A	N/A	N/A
	12,781.3140	$2,820.71	10.3180	$1,079.29

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

CERES ORION L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.