Form 10-Q
period 2018-06-30
CERES ORION L.P.
filed 2018-08-09
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes    No X

As of July 31, 2018, 250,765.4118 Limited Partnership Class A Redeemable Units were outstanding and 4,079.8432 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds (1), at fair value	$664,079,441	$656,495,374
Redemptions receivable from the Funds	5,439,961	12,837,759

Equity in trading account:
Unrestricted cash	53,160,232	100,615,185
Restricted cash	18,187,276	42,619,216
Net unrealized appreciation on open futures contracts	256,132	5,004,060
Net unrealized appreciation on open forward contracts	1,576,060	873,274

Total equity in trading account	73,179,700	149,111,735

Cash at bank	-	436
Interest receivable	87,613	139,020

Total assets	$742,786,715	$818,584,324

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$2,277,512	$2,622,825
Management fees	606,771	699,501
General Partner fees	462,582	509,718
Professional fees	377,723	412,503
Redemptions payable to Limited Partners	9,829,668	15,806,850

Total liabilities	13,554,256	20,051,397

Partners’ Capital:
General Partner, Class Z, 7,429.6743 and 8,552.3863 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	8,237,690	9,602,692
Limited Partners, Class A, 253,919.5838 and 272,051.1558 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	716,504,695	785,537,773
Limited Partners, Class Z, 4,049.6522 and 3,021.4072 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	4,490,074	3,392,462

Total partners’ capital (net asset value)	729,232,459	798,532,927

Total liabilities and partners’ capital	$742,786,715	$818,584,324

Net asset value per Redeemable Unit:
Class A	$2,821.78	$2,887.46

Class Z	$1,108.76	$1,122.81

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	348	$547,830	0.07%
Grains	169	(91,353)	(0.01)
Indices	688	(604,800)	(0.08)
Interest Rates U.S.	734	(35,078)	(0.00) *
Interest Rates Non-U.S.	2,548	665,681	0.09
Metals	6	(36,630)	(0.01)
Softs	90	(226,520)	(0.03)

Total futures contracts purchased		219,130	0.03

Futures Contracts Sold
Grains	694	537,171	0.07
Indices	801	(303,637)	(0.04)
Interest Rates U.S.	358	(53,188)	(0.01)
Interest Rates Non-U.S.	2,264	(278,855)	(0.03)
Livestock	63	(94,182)	(0.01)
Metals	102	136,740	0.02
Softs	87	92,953	0.01

Total futures contracts sold		37,002	0.01

Net unrealized appreciation on open futures contracts		$256,132	0.04%

Unrealized Appreciation on Open Forward Contracts
Currencies	$231,293,920	$3,357,270	0.46%
Metals	401	1,717,126	0.24

Total unrealized appreciation on open forward contracts		5,074,396	0.70

Unrealized Depreciation on Open Forward Contracts
Currencies	$140,229,957	(1,221,490)	(0.17)
Metals	556	(2,276,846)	(0.31)

Total unrealized depreciation on open forward contracts		(3,498,336)	(0.48)

Net unrealized appreciation on open forward contracts		$1,576,060	0.22%

Investment in the Funds
CMF Winton Master L.P.		$163,560,958	22.43%
CMF TT II, LLC		161,814,921	22.19
CMF Willowbridge Master Fund L.P.		198,468,424	27.22
CMF FORT Contrarian Master Fund LLC		140,235,138	19.23

Total investment in the Funds		$664,079,441	91.07%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$327,610	$349,068	$740,497	$597,987
Interest income allocated from the Funds	2,422,699	1,249,357	4,610,200	2,168,848

Total investment income	2,750,309	1,598,425	5,350,697	2,766,835

Expenses:
Expenses allocated from the Funds	1,227,753	1,215,443	2,745,294	2,514,849
Clearing fees related to direct investments	94,644	240,385	215,479	442,339
Ongoing selling agent fees	3,689,567	3,686,935	7,791,042	7,328,449
Management fees	1,822,392	2,325,769	3,845,484	4,784,671
General Partner fees	1,395,395	1,709,983	2,863,302	3,549,834
Professional fees	374,686	441,534	767,219	903,735

Total expenses	8,604,437	9,620,049	18,227,820	19,523,877

Net investment loss	(5,854,128)	(8,021,624)	(12,877,123)	(16,757,042)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(2,489,576)	4,270,829	(6,292,828)	9,213,388
Net realized gains (losses) on closed contracts allocated from the Funds	12,510,258	(21,348,935)	2,906,979	(18,108,588)
Net change in unrealized gains (losses) on open contracts	764,883	(11,654,855)	(3,885,964)	(13,016,861)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	7,389,408	(5,973,626)	1,947,410	(16,426,240)

Total trading results	18,174,973	(34,706,587)	(5,324,403)	(38,338,301)

Net income (loss)	$12,320,845	$(42,728,211)	$(18,201,526)	$(55,095,343)

Net income (loss) per Redeemable Unit*:
Class A	$46.15	$(136.03)	$(65.68)	$(173.43)

Class Z	$23.63	$(47.71)	$(14.05)	$(57.75)

Weighted average Redeemable Units outstanding:
Class A	260,312.4265	311,835.2838	265,542.5908	319,308.0796

Class Z	11,358.3275	12,717.9102	11,257.7648	12,620.9963

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	21,345,723	7,562.8080	1,175,000	1,061.9520	22,520,723	8,624.7600
Redemptions - General Partner	-	-	(1,300,011)	(1,122.7120)	(1,300,011)	(1,122.7120)
Redemptions - Limited Partners	(72,282,585)	(25,694.3800)	(37,069)	(33.7070)	(72,319,654)	(25,728.0870)
Net income (loss)	(18,096,216)	-	(105,310)	-	(18,201,526)	-

Partners’ Capital, June 30, 2018	$716,504,695	253,919.5838	$12,727,764	11,479.3265	$729,232,459	265,398.9103

Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	20,730,112	7,035.5830	421,476	371.7440	21,151,588	7,407.3270
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(102,650,164)	(35,185.9500)	(116,718)	(106.0540)	(102,766,882)	(35,292.0040)
Net income (loss)	(54,360,913)	-	(734,430)	-	(55,095,343)	-

Partners’ Capital, June 30, 2017	$847,473,993	301,676.5668	$12,454,133	11,507.7905	$859,928,126	313,184.3573

See accompanying notes to financial statements.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

As of June 30, 2018, all trading decisions are made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”), FORT L.P. (“FORT”) and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through an individually managed account, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

Systematica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

The Partnership, CMF Winton Master L.P. (“Winton Master”), CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and FORT Contrarian Master are collectively referred to as the “Funds.” The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

As of January 19, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, Harbor has been appointed as a non-exclusive selling agent of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2018 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. After September 30, 2018, the Harbor Selling Agreement may be terminated by any party on thirty days’ prior written notice. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage. Harbor may share all or a substantial portion of such fees with its properly registered or exempted financial advisors who sell Class A Redeemable Units.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, and the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $18,187,276 and $42,619,216, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $743,888 (cost of $675,399) and $(4,275,539) (proceeds of $4,184,850) at June 30, 2018 and December 31, 2017, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Class A	Class Z	Class A	Class Z	Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$68.50	$26.83	$(110.52)	$(42.45)	$(17.51)		$(6.45)		$(121.38)		$(46.64)
Net investment loss	(22.35)	(3.20)	(25.51)	(5.26)	(48.17)		(7.60)		(52.05)		(11.11)

Increase (decrease) for the period	46.15	23.63	(136.03)	(47.71)	(65.68)		(14.05)		(173.43)		(57.75)
Net asset value per Redeemable Unit, beginning of period	2,775.63	1,085.13	2,945.24	1,129.94	2,887.46		1,122.81		2,982.64		1,139.98

Net asset value per Redeemable Unit, end of period	$2,821.78	$1,108.76	$2,809.21	$1,082.23	$2,821.78		$1,108.76		$2,809.21		$1,082.23

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Class A	Class Z	Class A	Class Z	Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’
Capital:**
Net investment loss***	(3.2)%	(1.2)%	(3.6)%	(2.0)%	(3.5)%		(1.6)%		(3.6)%		(2.1)%

Operating expenses	4.7%	2.7%	4.3%	2.7%	4.9%		2.9%		4.2%		2.7%
Incentive fees	-%	-%	-%	-%	0.0	%****	0.0	%****	0.0	%****	0.0	%****

Total expenses	4.7%	2.7%	4.3%	2.7%	4.9%		2.9%		4.2%		2.7%

Total return:
Total return before incentive fees	1.7%	2.2%	(4.6)%	(4.2)%	(2.3)%		(1.3)%		(5.8)%		(5.1)%
Incentive fees	-%	-%	-%	-%	(0.0)	%****	(0.0)	%****	(0.0)	%****	(0.0)	%****

Total return after incentive fees	1.7%	2.2%	(4.6)%	(4.2)%	(2.3)%		(1.3)%		(5.8)%		(5.1)%

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were 9,493 and 21,131, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were 10,913 and 21,043, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were 711 and 2,450, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were 1,052 and 2,374, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were $482,539,603 and $1,698,051,921, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were $489,180,730 and $1,663,989,287, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of June 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,594,586	$(2,338,454)	$256,132	$-	$-	$256,132
Forwards	5,074,396	(3,498,336)	1,576,060	-	-	1,576,060

Total assets	$7,668,982	$(5,836,790)	$1,832,192	$-	$-	$1,832,192

Liabilities
Futures	$(2,338,454)	$2,338,454	$-	$-	$-	$-
Forwards	(3,498,336)	3,498,336	-	-	-	-

Total liabilities	$(5,836,790)	$5,836,790	$-	$-	$-	$-

Net fair value						$1,832,192	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$9,793,492	$(4,789,432)	$5,004,060	$-	$-	$5,004,060
Forwards	11,774,122	(10,900,848)	873,274	-	-	873,274

Total assets	$21,567,614	$(15,690,280)	$5,877,334	$-	$-	$5,877,334

Liabilities
Futures	$(4,789,432)	$4,789,432	$-	$-	$-	$-
Forwards	(10,900,848)	10,900,848	-	-	-	-

Total liabilities	$(15,690,280)	$15,690,280	$-	$-	$-	$-

Net fair value						$5,877,334	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Energy	$602,251
Grains	582,157
Indices	368,442
Interest Rates U.S.	79,437
Interest Rates Non-U.S.	713,102
Livestock	4,031
Metals	138,403
Softs	106,763

Total unrealized appreciation on open futures contracts	2,594,586

Liabilities
Futures Contracts
Energy	(54,421)
Grains	(136,339)
Indices	(1,276,879)
Interest Rates U.S.	(167,703)
Interest Rates Non-U.S.	(326,276)
Livestock	(98,213)
Metals	(38,293)
Softs	(240,330)

Total unrealized depreciation on open futures contracts	(2,338,454)

Net unrealized appreciation on open futures contracts	$256,132	*

Assets
Forward Contracts
Currencies	$3,357,270
Metals	1,717,126

Total unrealized appreciation on open forward contracts	5,074,396

Liabilities
Forward Contracts
Currencies	(1,221,490)
Metals	(2,276,846)

Total unrealized depreciation on open forward contracts	(3,498,336)

Net unrealized appreciation on open forward contracts	$1,576,060	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2017
Assets
Futures Contracts
Energy	$4,510,786
Grains	629,298
Indices	2,719,041
Interest Rates U.S.	71,430
Interest Rates Non-U.S.	641,412
Livestock	-
Metals	666,037
Softs	555,488

Total unrealized appreciation on open futures contracts	9,793,492

Liabilities
Futures Contracts
Energy	(787,785)
Grains	(29,437)
Indices	(1,479,383)
Interest Rates U.S.	(757,358)
Interest Rates Non-U.S.	(1,322,106)
Livestock	(27,290)
Metals	(263,285)
Softs	(122,788)

Total unrealized depreciation on open futures contracts	(4,789,432)

Net unrealized appreciation on open futures contracts	$5,004,060	*

Assets
Forward Contracts
Currencies	$8,187,150
Metals	3,586,972

Total unrealized appreciation on open forward contracts	11,774,122

Liabilities
Forward Contracts
Currencies	(7,330,639)
Metals	(3,570,209)

Total unrealized depreciation on open forward contracts	(10,900,848)

Net unrealized appreciation on open forward contracts	$873,274	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Currencies	$(1,155,135)		$(4,092,545)		$(2,546,219)		$(4,762,308)
Energy	3,342,796		(541,770)		3,959,508		(3,817,427)
Grains	(673,407)		(3,695,728)		(2,965,581)		(5,506,234)
Indices	(2,032,706)		3,490,969		(6,085,200)		16,313,804
Interest Rates U.S.	51,045		22,805		(1,885,050)		524,378
Interest Rates Non-U.S.	(710,168)		(1,526,306)		339,315		(4,417,586)
Livestock	(170,217)		552,070		(205,427)		484,840
Metals	(775,353)		(1,400,064)		(1,410,240)		(2,780,752)
Softs	398,452		(193,457)		620,102		157,812

Total	$(1,724,693)	***	$(7,384,026)	***	$(10,178,792)	***	$(3,803,473)	***

***  This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,594,586	$2,594,586	$-	$-
Forwards	5,074,396	-	5,074,396	-

Total assets	$7,668,982	$2,594,586	$5,074,396	$-

Liabilities
Futures	$2,338,454	$2,338,454	$-	$-
Forwards	3,498,336	-	3,498,336	-

Total liabilities	$5,836,790	$2,338,454	$3,498,336	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,793,492	$9,793,492	$-	$-
Forwards	11,774,122	-	11,774,122	-

Total assets	$21,567,614	$9,793,492	$11,774,122	$-

Liabilities
Futures	$4,789,432	$4,789,432	$-	$-
Forwards	10,900,848	-	10,900,848	-

Total liabilities	$15,690,280	$4,789,432	$10,900,848	$-

*

$3,292,660 of assets and $3,786,690 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2018.

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

At June 30, 2018, the Partnership owned approximately 44.5% of Winton Master, 100.0% of Transtrend Master, 88.2% of Willowbridge Master and 84.1% of FORT Contrarian Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	June 30, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$371,169,513	$3,958,267	$367,211,246
Transtrend Master	166,034,298	4,219,376	161,814,922
Willowbridge Master	229,364,163	4,674,220	224,689,943
FORT Contrarian Master	167,232,889	612,283	166,620,606

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$408,725,040	$11,076,733	$397,648,307
Transtrend Master	217,045,353	15,335,906	201,709,447
Willowbridge Master	336,101,673	39,096,772	297,004,901

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,271,544	$15,346,120	$16,617,664
Transtrend Master	(70,079)	8,187,929	8,117,850
Willowbridge Master	332,539	1,079,570	1,412,109
FORT Contrarian Master	482,012	4,767,045	5,249,057

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$2,368,295	$3,609,609	$5,977,904
Transtrend Master	(219,472)	(5,142,034)	(5,361,506)
Willowbridge Master	464,454	7,068,987	7,533,441
FORT Contrarian Master (a)	733,246	757,328	1,490,574

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$539,856	$(16,536,338)	$(15,996,482)
Transtrend Master	(611,087)	(23,814,308)	(24,425,395)
Willowbridge Master	375,645	3,267,721	3,643,366

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$930,843	$(9,105,370)	$(8,174,527)
Transtrend Master	(1,420,737)	(29,612,392)	(31,033,129)
Willowbridge Master	572,557	(3,370,192)	(2,797,635)

(a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through June 30, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2018		For the three months ended June 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	22.43%	$163,560,958	$7,392,371	$47,359	$7,504	$-	$-	$7,337,508	Commodity Portfolio	Monthly
Transtrend Master	22.19%	161,814,921	8,696,244	229,138	-	349,256	-	8,117,850	Commodity Portfolio	Monthly
Willowbridge Master	27.22%	198,468,424	1,717,678	454,531	16,020	-	-	1,247,127	Commodity Portfolio	Monthly
FORT Contrarian Master	19.23%	140,235,138	4,516,072	109,740	14,205	-	-	4,392,127	Commodity Portfolio	Monthly

Total		$664,079,441	$22,322,365	$840,768	$37,729	$349,256	$-	$21,094,612

	June 30, 2018		For the six months ended June 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	22.43%	$163,560,958	$3,835,447	$106,237	$15,183	$-	$-	$3,714,027	Commodity Portfolio	Monthly
Transtrend Master	22.19%	161,814,921	(4,071,834)	489,935	194	752,503	47,039	(5,361,505)	Commodity Portfolio	Monthly
Willowbridge Master	27.22%	198,468,424	7,966,377	1,093,138	32,298	-	-	6,840,941	Commodity Portfolio	Monthly
FORT Contrarian Master (a)	19.23%	140,235,138	1,734,599	185,209	23,558	-	-	1,525,832	Commodity Portfolio	Monthly

Total		$664,079,441	$9,464,589	$1,874,519	$71,233	$752,503	$47,039	$6,719,295

	December 31, 2017		For the three months ended June 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	23.38%	$186,666,465	$(7,049,189)	$66,568	$7,146	$-	$-	$(7,122,903)	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(22,252,081)	399,370	187	510,614	-	(23,162,252)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	3,228,066	217,790	13,768	-	-	2,996,508	Commodity Portfolio	Monthly

Total		$656,495,374	$(26,073,204)	$683,728	$21,101	$510,614	$-	$(27,288,647)

	December 31, 2017		For the six months ended June 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	23.38%	$186,666,465	$(3,315,793)	$135,803	$14,732	$-	$-	$(3,466,328)	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(27,483,871)	829,157	372	1,070,639	25,157	(29,409,196)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	(1,566,316)	411,834	27,155	-	-	(2,005,305)	Commodity Portfolio	Monthly

Total		$656,495,374	$(32,365,980)	$1,376,794	$42,259	$1,070,639	$25,157	$(34,880,829)

(a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through June 30, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 28.2% to 44.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2018.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership and/or the Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2018, the Partnership’s capital decreased 8.7% from $798,532,927 to $729,232,459. This decrease was attributable to redemptions of 25,694.3800 Class A limited partner Redeemable Units totaling $72,282,585, redemptions of 33.7070 Class Z limited partner Redeemable Units totaling $37,069, redemptions of 1,122.7120 Class Z General Partner Redeemable Units totaling $1,300,011 and a net loss of $18,201,526, which was partially offset by subscriptions of 7,562.8080 Class A limited partner Redeemable Units totaling $21,345,723 and subscriptions of 1,061.9520 Class Z limited partner Redeemable Units totaling $1,175,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class A increased 1.7% from $2,775.63 to $2,821.78, as compared to a decrease of 4.6% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class Z increased 2.2% from $1,085.13 to $1,108.76, as compared to a decrease of 4.2% in the second quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2018 of $18,174,973. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, livestock, metals and indices. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $34,706,587. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most significant gains were achieved within the energy markets during April from long positions in crude oil and its refined products as prices surged amid fears tensions in the Middle East region could affect oil supplies. Further gains within the energy sector were experienced during May due to long positions in crude oil futures as prices advanced after the U.S. announced it would pull out of the Iranian nuclear agreement. Within the global interest rate sector, gains were achieved during May from long positions in German fixed income futures as turmoil surrounding the election of a populist Prime Minister in Italy sparked investor demand for the safety of government debt. Additional gains within the fixed income sector were recorded during June from short positions in U.S. fixed income futures as a strengthening U.S. economy limited demand for safe-haven assets. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector during April from long positions in the Russian ruble versus the U.S. dollar as the value of the ruble slumped following the announcement of new economic sanctions to be imposed on Russia. Additional losses in the currencies occurred during May due to positions in the Mexican peso, Turkish lira, and Japanese yen. Within the agricultural markets, losses were experienced during May from long positions in soybean, soybean meal, and soybean oil futures as prices slumped on prospects of a potential trade war between the U.S. and China. Further losses in the agricultural complex were incurred during May from positions in sugar and cocoa futures.

During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class A decreased 2.3% from $2,887.46 to $2,821.78, as compared to a decrease of 5.8% during the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class Z decreased 1.3% from $1,122.81 to $1,108.76, as compared to a decrease of 5.1% during the six months ended June 30, 2017. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2018 of $5,324,403. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, livestock, metals and indices and were partially offset by gains in energy, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $38,338,301. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in May from long positions in European and Asian equity index futures as tumultuous geopolitical events in Europe and Asia pulled stocks prices lower. In the agricultural sector, losses were incurred in the grains markets from January through May as weather related factors resulted in short-term price volatility. Within the metals markets, losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. Losses within the currency sector were incurred during primarily during February from long positions in the Indian rupee, Australian dollar, and British pound versus the U.S. dollar. as the value of the dollar strengthened. Additional losses in currencies occurred during April from long positions in the Russian ruble versus the U.S. dollar. The Partnership’s overall trading losses for the first six months of the year were partially offset by trading gains in the energy markets during March, April, and May from long positions in crude oil and its refined products as geopolitical turmoil and supply concerns pushed energy prices higher. Within the global interest rate sector, gains were recorded January from short positions in U.S. fixed income futures as prices declined amid signs the U.S. economy was gaining strength. Further gains in the global interest rate sector were experienced during March and May due to long positions in European fixed income futures.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2018 and 2017 increased by $1,151,884 and $2,583,862, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2018 decreased by $145,741 and $266,860, respectively, as compared to the corresponding periods in 2017. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and six months ended June 30, 2018 increased by $2,632 and $462,593, respectively, as compared to the corresponding periods in 2017. The increase in ongoing selling agent fees was primarily due to an increase in the number of trades executed by the Advisors during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2018 decreased by $664,735 and $1,257,323, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average adjusted net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2018 decreased by $314,588 and $686,532, respectively, as compared to the corresponding periods in 2017. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $0 and $25,157, respectively. Trading performance for the three and six months ended June 30, 2017 resulted in incentive fees of $0 and $47,039, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2018 and March 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2018	June 30, 2018 (percentage of net assets)	March 31, 2018	March 31, 2018 (percentage of net assets)
Winton	$163,671,738	23%	$157,518,188	21%
Transtrend	161,323,314	22%	163,809,205	22%
Willowbridge	198,305,015	27%	199,575,179	27%
FORT	140,093,205	19%	126,602,089	17%
Systematica	65,839,187	9%	94,224,599	13%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the Partnership’s total capitalization was $729,232,459.

June 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$17,599,461	2.41%
Currencies	50,027,025	6.86
Interest Rates	26,011,601	3.57
Equities	17,805,844	2.44

Total	$111,443,931	15.28%

As of December 31, 2017, the Partnership’s total capitalization was $798,532,927. December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$31,695,545	3.97%
Currencies	67,295,666	8.43
Interest Rates	21,758,941	2.72
Equities	40,033,293	5.01

Total	$160,783,445	20.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,579,063	1.04%	$14,424,016	$7,465,463	$10,180,620
Energy	901,852	0.12	1,617,994	833,360	1,263,735
Grains	676,271	0.09	1,044,535	556,098	808,556
Indices	4,997,222	0.69	7,385,680	3,360,157	5,693,909
Interest Rates U.S.	302,383	0.04	497,279	243,308	375,476
Interest Rates Non-U.S.	1,670,449	0.23	1,698,117	1,147,410	1,544,249
Livestock	105,600	0.01	173,140	84,040	127,013
Metals	1,013,913	0.14	1,133,860	209,245	845,076
Softs	383,478	0.05	511,443	308,733	410,627

Total	$17,630,231	2.41%

* Average of month-end Values at Risk. December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$16,587,445	2.08%	$44,314,503	$16,281,723	$29,394,065
Energy	3,259,297	0.41	4,922,921	1,292,232	3,057,028
Grains	1,413,905	0.18	2,933,816	734,795	2,212,317
Indices	14,823,350	1.86	19,782,557	9,987,367	14,365,095
Interest Rates U.S.	849,657	0.11	3,122,851	849,657	2,039,105
Interest Rates Non-U.S.	2,728,281	0.34	6,750,624	1,672,930	3,702,845
Livestock	27,720	0.00 **	534,628	27,720	250,623
Metals	2,081,248	0.26	3,289,718	1,068,033	2,113,256
Softs	831,695	0.10	1,073,556	258,210	696,301

Total	$42,602,598	5.34%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of June 30, 2018, Winton Master’s total capitalization was $367,211,246 and the Partnership owned approximately 44.5% of Winton Master. As of June 30, 2018, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$14,709,207	4.01%	$17,711,686	$12,849,924	$15,211,557
Energy	3,177,668	0.87	4,959,417	3,100,278	4,150,350
Grains	1,857,630	0.51	1,861,149	1,330,620	1,551,356
Indices	1,617,138	0.44	3,013,952	1,617,138	1,868,692
Interest Rates U.S.	936,131	0.25	1,731,250	936,131	1,365,959
Interest Rates Non-U.S.	2,449,366	0.67	2,449,366	872,593	1,547,276
Livestock	587,290	0.16	608,080	190,245	521,785
Metals	7,503,785	2.04	7,801,447	5,285,944	7,154,349
Softs	2,062,728	0.56	2,459,115	1,909,209	2,224,664

Total	$34,900,943	9.51%

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

As of June 30, 2018, Transtrend Master’s total capitalization was $161,814,922 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2018, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$7,037,565	4.35%	$8,514,951	$6,863,159	$7,859,271
Currencies	8,617,940	5.33	12,003,095	8,480,711	9,848,550
Interest Rates	12,423,215	7.68	12,441,448	7,742,275	10,220,507
Equities	8,006,179	4.95	11,112,513	4,495,057	8,035,280

Total	$36,084,899	22.31%

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

As of June 30, 2018, Willowbridge Master’s total capitalization was $224,689,943 and the Partnership owned approximately 88.2% of Willowbridge Master. As of June 30, 2018, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$29,499,515	13.13%	$41,237,343	$5,901,091	$25,705,511
Energy	294,360	0.13	1,053,910	96,375	369,885
Interest Rates U.S.	7,788,232	3.47	10,443,027	-	3,055,107

Total	$37,582,107	16.73%

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

As of June 30, 2018, Fort Contrarian Master’s total capitalization was $166,620,606 and the Partnership owned approximately 84.1% of Fort Contrarian Master. As of June 30, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,505,176	0.90%	$1,799,886	$500,354	$1,249,805
Energy	413,861	0.25	967,522	247,315	582,075
Indices	4,854,716	2.91	6,238,106	3,005,779	5,039,274
Interest Rates U.S.	537,662	0.32	1,225,323	75,563	509,535
Interest Rates Non-U.S.	3,314,641	1.99	3,704,423	1,521,862	2,641,704
Metals	135,493	0.08	152,125	33,545	121,840

Total	$10,761,549	6.45%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were subscriptions of 3,921.7040 Class A Redeemable Units totaling $10,938,515 and subscriptions of 457.8390 Class Z Redeemable Units totaling $500,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	5,229.5890	$2,803.50	N/A	N/A	N/A	N/A
May 1, 2018 - May 31, 2018	4,209.1680	$2,795.17	N/A	N/A	N/A	N/A
June 1, 2018 - June 30, 2018	3,474.3090	$2,821.78	23.3890	$1,108.76	N/A	N/A
	12,913.0660	$2,805.70	23.3890	$1,108.76

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.