Form 10-Q
period 2018-09-30
CERES ORION L.P.
filed 2018-11-08
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes    No X

As of October 31, 2018, 241,692.2978 Limited Partnership Class A Redeemable Units were outstanding and 4,249.9272 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds(1), at fair value	$679,622,024	$656,495,374
Redemptions receivable from the Funds	5,871,025	12,837,759

Equity in trading account:
Unrestricted cash	20,904,772	100,615,185
Restricted cash	7,209,191	42,619,216
Net unrealized appreciation on open futures contracts	1,055,641	5,004,060
Net unrealized appreciation on open forward contracts	-	873,274

Total equity in trading account	29,169,604	149,111,735

Cash at bank	-	436
Interest receivable	45,893	139,020

Total assets	$714,708,546	$818,584,324

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$123,436	$-
Accrued expenses:
Ongoing selling agent fees	2,468,476	2,622,825
Management fees	579,451	699,501
General Partner fees	444,873	509,718
Professional fees	319,417	412,503
Redemptions payable to Limited Partners	8,652,570	15,806,850

Total liabilities	12,588,223	20,051,397

Partners’ Capital:
General Partner, Class Z, 7,429.6743 and 8,552.3863 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	8,250,092	9,602,692
Limited Partners, Class A, 245,105.1548 and 272,051.1558 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	689,339,872	785,537,773
Limited Partners, Class Z, 4,079.8432 and 3,021.4072 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	4,530,359	3,392,462

Total partners’ capital (net asset value)	702,120,323	798,532,927

Total liabilities and partners’ capital	$714,708,546	$818,584,324

Net asset value per Redeemable Unit:
Class A	$2,812.43	$2,887.46

Class Z	$1,110.42	$1,122.81

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	123	$493,966	0.07%
Indices	312	318,536	0.05
Interest Rates U.S.	492	(348,187)	(0.05)
Interest Rates Non-U.S.	1,004	(215,039)	(0.03)
Livestock	11	4,098	0.00 *
Metals	4	33,790	0.00 *
Softs	16	(71,375)	(0.01)

Total futures contracts purchased		215,789	0.03

Futures Contracts Sold
Energy	13	(5,691)	(0.00) *
Grains	262	106,503	0.01
Indices	243	(7,780)	(0.00) *
Interest Rates U.S.	488	368,187	0.05
Interest Rates Non-U.S.	1,241	263,347	0.04
Livestock	7	310	0.00 *
Metals	43	43,725	0.01
Softs	54	71,251	0.01

Total futures contracts sold		839,852	0.12

Net unrealized appreciation on open futures contracts		$1,055,641	0.15%

Unrealized Appreciation on Open Forward Contracts
Currencies	$34,274,774	$354,575	0.05%
Metals	248	500,108	0.07

Total unrealized appreciation on open forward contracts		854,683	0.12

Unrealized Depreciation on Open Forward Contracts
Currencies	$45,227,414	(516,205)	(0.07)
Metals	220	(461,914)	(0.07)

Total unrealized depreciation on open forward contracts		(978,119)	(0.14)

Net unrealized depreciation on open forward contracts		$(123,436)	(0.02)%

Investment in the Funds
CMF Winton Master L.P.		$170,403,232	24.27%
CMF TT II, LLC		171,319,957	24.40
CMF Willowbridge Master Fund L.P.		171,960,244	24.49
CMF FORT Contrarian Master Fund LLC		165,938,591	23.64

Total investment in the Funds		$679,622,024	96.80%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$242,157	$378,182	$982,654	$976,169
Interest income allocated from the Funds	2,771,528	1,478,523	7,381,728	3,647,371

Total investment income	3,013,685	1,856,705	8,364,382	4,623,540

Expenses:
Expenses allocated from the Funds	1,464,008	1,260,412	4,209,302	3,775,261
Clearing fees related to direct investments	72,282	178,898	287,761	621,237
Ongoing selling agent fees	3,404,449	4,006,825	11,195,491	11,335,274
Management fees	1,759,703	2,141,001	5,605,187	6,925,672
General Partner fees	1,348,649	1,571,353	4,211,951	5,121,187
Professional fees	372,038	371,270	1,139,257	1,275,005

Total expenses	8,421,129	9,529,759	26,648,949	29,053,636

Net investment loss	(5,407,444)	(7,673,054)	(18,284,567)	(24,430,096)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(2,026,813)	(12,154,336)	(8,319,641)	(2,940,948)
Net realized gains (losses) on closed contracts allocated from the Funds	7,412,166	(13,230,106)	10,319,145	(31,338,694)
Net change in unrealized gains (losses) on open contracts	(903,834)	9,100,432	(4,789,798)	(3,916,429)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,488,579)	(2,302,522)	458,831	(18,728,762)

Total trading results	2,992,940	(18,586,532)	(2,331,463)	(56,924,833)

Net income (loss)	$(2,414,504)	$(26,259,586)	$(20,616,030)	$(81,354,929)

Net income (loss) per Redeemable Unit*:
Class A	$(9.35)	$(88.76)	$(75.03)	$(262.19)

Class Z	$1.66	$(29.06)	$(12.39)	$(86.81)

Weighted average Redeemable Units outstanding:
Class A	251,296.6415	297,846.7901	260,793.9410	312,154.3165

Class Z	11,527.9635	11,396.7392	11,347.8311	12,212.9106

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	25,645,960	9,091.1190	1,269,831	1,147.4810	26,915,791	10,238.6000
Redemptions - General Partner	-	-	(1,300,011)	(1,122.7120)	(1,300,011)	(1,122.7120)
Redemptions - Limited Partners	(101,314,252)	(36,037.1200)	(98,102)	(89.0450)	(101,412,354)	(36,126.1650)
Net income (loss)	(20,529,609)	-	(86,421)	-	(20,616,030)	-

Partners’ Capital, September 30, 2018	$689,339,872	245,105.1548	$12,780,451	11,509.5175	$702,120,323	256,614.6723

Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	29,018,866	9,996.9200	676,838	609.2230	29,695,704	10,606.1430
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(154,137,702)	(53,714.1090)	(686,391)	(638.5220)	(154,824,093)	(54,352.6310)
Net income (loss)	(80,289,662)	-	(1,065,267)	-	(81,354,929)	-

Partners’ Capital, September 30, 2017	$778,346,460	286,109.7448	$11,808,985	11,212.8015	$790,155,445	297,322.5463

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

As of September 30, 2018, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”), FORT L.P. (“FORT”) and Systematica Investments Limited (“Systematica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through an individually managed account, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

As of September 30, 2018, Systematica directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

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

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. The ongoing selling agent fee is $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the MSDI Selling Agreement, the Partnership will pay Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage fees.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $7,209,191 and $42,619,216, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,397,755) (proceeds of $1,462,397) and $(4,275,539) (proceeds of $4,184,850) at September 30, 2018 and December 31, 2017, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Class A	Class Z	Class A	Class Z	Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$12.03	$4.73	$(63.17)	$(24.38)	$(5.38)		$(1.72)		$(184.54)		$(70.97)
Net investment loss	(21.38)	(3.07)	(25.59)	(4.68)	(69.65)		(10.67)		(77.65)		(15.84)

Increase (decrease) for the period	(9.35)	1.66	(88.76)	(29.06)	(75.03)		(12.39)		(262.19)		(86.81)
Net asset value per Redeemable Unit, beginning of period	2,821.78	1,108.76	2,809.21	1,082.23	2,887.46		1,122.81		2,982.64		1,139.98

Net asset value per Redeemable Unit, end of period	$2,812.43	$1,110.42	$2,720.45	$1,053.17	$2,812.43		$1,110.42		$2,720.45		$1,053.17

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Class A	Class Z	Class A	Class Z	Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.0)%	(1.1)%	(3.7)%	(1.8)%	(3.3)%		(1.3)%		(3.6)%		(2.0)%

Operating expenses	4.7%	2.8%	4.6%	2.7%	4.8%		2.8%		4.3%		2.7%
Incentive fees	-%	-%	-%	-%	0.0	%****	0.0	%****	0.0	%****	0.0	%****

Total expenses	4.7%	2.8%	4.6%	2.7%	4.8%		2.8%		4.3%		2.7%

Total return:
Total return before incentive fees	(0.3)%	0.2%	(3.2)%	(2.7)%	(2.6)%		(1.1)%		(8.8)%		(7.6)%
Incentive fees	-%	-%	-%	-%	(0.0)	%****	(0.0)	%****	(0.0)	%****	(0.0)	%****

Total return after incentive fees	(0.3)%	0.2%	(3.2)%	(2.7)%	(2.6)%		(1.1)%		(8.8)%		(7.6)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were 8,070 and 18,958, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were 9,965 and 20,348, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were 766 and 2,393, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were 956 and 2,380, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were $240,976,653 and $735,963,290, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were $406,446,038 and $1,354,647,288, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,908,850	$(853,209)	$1,055,641	$-	$-	$1,055,641
Forwards	854,683	(854,683)	-	-	-	-

Total assets	$2,763,533	$(1,707,892)	$1,055,641	$-	$-	$1,055,641

Liabilities
Futures	$(853,209)	$853,209	$-	$-	$-	$-
Forwards	(978,119)	854,683	(123,436)	-	-	(123,436)

Total liabilities	$(1,831,328)	$1,707,892	$(123,436)	$-	$-	$(123,436)

Net fair value						$932,205	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$9,793,492	$(4,789,432)	$5,004,060	$-	$-	$5,004,060
Forwards	11,774,122	(10,900,848)	873,274	-	-	873,274

Total assets	$21,567,614	$(15,690,280)	$5,877,334	$-	$-	$5,877,334

Liabilities
Futures	$(4,789,432)	$4,789,432	$-	$-	$-	$-
Forwards	(10,900,848)	10,900,848	-	-	-	-

Total liabilities	$(15,690,280)	$15,690,280	$-	$-	$-	$-

Net fair value						$5,877,334	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018

Assets
Futures Contracts
Energy	$500,715
Grains	125,864
Indices	453,152
Interest Rates U.S.	372,945
Interest Rates Non-U.S.	288,254
Livestock	4,908
Metals	90,910
Softs	72,102

Total unrealized appreciation on open futures contracts	1,908,850

Liabilities
Futures Contracts
Energy	(12,440)
Grains	(19,361)
Indices	(142,396)
Interest Rates U.S.	(352,945)
Interest Rates Non-U.S.	(239,946)
Livestock	(500)
Metals	(13,395)
Softs	(72,226)

Total unrealized depreciation on open futures contracts	(853,209)

Net unrealized appreciation on open futures contracts	$1,055,641	*

Assets
Forward Contracts
Currencies	$354,575
Metals	500,108

Total unrealized appreciation on open forward contracts	854,683

Liabilities
Forward Contracts
Currencies	(516,205)
Metals	(461,914)

Total unrealized depreciation on open forward contracts	(978,119)

Net unrealized depreciation on open forward contracts	$(123,436)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Currencies	$(1,117,088)		$(1,135,931)		$(3,663,307)		$(5,898,239)
Energy	(1,082,723)		(1,840,457)		2,876,785		(5,657,884)
Grains	(126,740)		(987,243)		(3,092,321)		(6,493,477)
Indices	257,932		3,367,556		(5,827,268)		19,681,360
Interest Rates U.S.	(279,524)		(1,048,931)		(2,164,574)		(524,553)
Interest Rates Non-U.S.	(1,040,861)		(1,460,883)		(701,546)		(5,878,469)
Livestock	68,637		(766,558)		(136,790)		(281,718)
Metals	205,300		1,349,371		(1,204,940)		(1,431,381)
Softs	184,420		(530,828)		804,522		(373,016)

Total	$(2,930,647)	***	$(3,053,904)	***	$(13,109,439)	***	$(6,857,377)	***

***  This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,908,850	$1,908,850	$-	$-
Forwards	854,683	-	854,683	-

Total assets	$2,763,533	$1,908,850	$854,683	$-

Liabilities
Futures	$853,209	$853,209	$-	$-
Forwards	978,119	-	978,119	-

Total liabilities	$1,831,328	$853,209	$978,119	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,793,492	$9,793,492	$-	$-
Forwards	11,774,122	-	11,774,122	-

Total assets	$21,567,614	$9,793,492	$11,774,122	$-

Liabilities
Futures	$4,789,432	$4,789,432	$-	$-
Forwards	10,900,848	-	10,900,848	-

Total liabilities	$15,690,280	$4,789,432	$10,900,848	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2018.

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

At September 30, 2018, the Partnership owned approximately 45.7% of Winton Master, 100.0% of Transtrend Master, 88.1% of Willowbridge Master and 87.3% of FORT Contrarian Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital/members’ capital of the Funds is shown in the following tables:

	September 30, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$376,947,582	$4,513,051	$372,434,531
Transtrend Master	171,827,829	507,872	171,319,957
Willowbridge Master	206,237,736	11,344,061	194,893,675
FORT Contrarian Master	196,284,107	6,388,069	189,896,038

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$408,725,040	$11,076,733	$397,648,307
Transtrend Master	217,045,353	15,335,906	201,709,447
Willowbridge Master	336,101,673	39,096,772	297,004,901

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,522,779	$5,093,658	$6,616,437
Transtrend Master	(63,695)	7,382,684	7,318,989
Willowbridge Master	145,439	(5,164,493)	(5,019,054)
FORT Contrarian Master	648,640	1,044,681	1,693,321

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$3,891,074	$8,703,267	$12,594,341
Transtrend Master	(283,167)	2,240,650	1,957,483
Willowbridge Master	609,893	1,904,494	2,514,387
FORT Contrarian Master (a)	1,374,460	2,075,455	3,449,915

	For the three months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$658,957	$4,153,467	$4,812,424
Transtrend Master	(416,574)	(2,731,879)	(3,148,453)
Willowbridge Master	309,222	(18,046,425)	(17,737,203)

	For the nine months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,589,800	$(4,951,903)	$(3,362,103)
Transtrend Master	(1,837,311)	(32,344,271)	(34,181,582)
Willowbridge Master	881,779	(21,416,617)	(20,534,838)

(a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through September 30, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	September 30, 2018		For the three months ended September 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	24.27%	$170,403,232	$3,019,102	$62,643	$7,626	$-	$-	$2,948,833	Commodity Portfolio	Monthly
Transtrend Master	24.40%	171,319,957	7,945,848	274,735	-	352,123	-	7,318,990	Commodity Portfolio	Monthly
Willowbridge Master	24.49%	171,960,244	(3,794,723)	641,585	16,066	-	-	(4,452,374)	Commodity Portfolio	Monthly
FORT Contrarian Master	23.64%	165,938,591	1,524,888	94,757	14,473	-	-	1,415,658	Commodity Portfolio	Monthly

Total		$679,622,024	$8,695,115	$1,073,720	$38,165	$352,123	$-	$7,231,107

	September 30, 2018		For the nine months ended September 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	24.27%	$170,403,232	$6,854,549	$168,880	$22,809	$-	$-	$6,662,860	Commodity Portfolio	Monthly
Transtrend Master	24.40%	171,319,957	3,874,014	764,670	194	1,104,626	47,039	1,957,485	Commodity Portfolio	Monthly
Willowbridge Master	24.49%	171,960,244	4,171,654	1,734,723	48,364	-	-	2,388,567	Commodity Portfolio	Monthly
FORT Contrarian Master (a)	23.64%	165,938,591	3,259,487	279,966	38,031	-	-	2,941,490	Commodity Portfolio	Monthly

Total		$679,622,024	$18,159,704	$2,948,239	$109,398	$1,104,626	$47,039	$13,950,402

	December 31, 2017		For the three months ended September 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	23.38%	$186,666,465	$2,225,016	$65,881	$7,118	$-	$-	$2,152,017	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(2,230,361)	350,172	185	459,487	-	(3,040,205)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	(14,048,760)	363,603	13,966	-	-	(14,426,329)	Commodity Portfolio	Monthly

Total		$656,495,374	$(14,054,105)	$779,656	$21,269	$459,487	$-	$(15,314,517)

	December 31, 2017		For the nine months ended September 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	23.38%	$186,666,465	$(1,090,777)	$201,684	$21,850	$-	$-	$(1,314,311)	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(29,714,232)	1,179,329	557	1,530,126	25,157	(32,449,401)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	(15,615,076)	775,437	41,121	-	-	(16,431,634)	Commodity Portfolio	Monthly

Total		$656,495,374	$(46,420,085)	$2,156,450	$63,528	$1,530,126	$25,157	$(50,195,346)

(a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through September 30, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.6% to 42.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below or in Note 1, “Organization” above, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective as of October 31, 2018, Systematica ceased to act as a commodity trading adviser to the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 12.1% from $798,532,927 to $702,120,323. This decrease was attributable to redemptions of 36,037.1200 Class A limited partner Redeemable Units totaling $101,314,252, redemptions of 89.0450 Class Z limited partner Redeemable Units totaling $98,102, redemptions of 1,122.7120 Class Z General Partner Redeemable Units totaling $1,300,011 and a net loss of $20,616,030, which was partially offset by subscriptions of 9,091.1190 Class A limited partner Redeemable Units totaling $25,645,960 and subscriptions of 1,147.4810 Class Z limited partner Redeemable Units totaling $1,269,831. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit for Class A decreased 0.3% from $2,821.78 to $2,812.43, as compared to a decrease of 3.2% in the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit for Class Z increased 0.2% from $1,108.76 to $1,110.42, as compared to a decrease of 2.7% in the third quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $2,992,940. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in currencies, energy, grains and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $18,586,532. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in metals and indices.

The most significant gains were achieved within the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional gains were experienced within the agriculturals during July from short positions in coffee and sugar futures as global supply stocks swelled. Within the global stock index sector, gains were achieved primarily during July from long positions in European and Asian equity index futures as positive global economic sentiment overcame trade war concerns, pushing stock prices higher. The Partnership’s gains for the quarter were offset by losses incurred within the global interest rate markets during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates. Within the currency sector, losses were recorded during July and September from positions in the euro versus the U.S. dollar as competing geopolitical and economic tensions resulted in choppy price action for the European currency. Further losses within the currencies were experienced during August from positions in the South African rand and Russian ruble and during July from positions in the Brazilian real.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Redeemable Unit for Class A decreased 2.6% from $2,887.46 to $2,812.43, as compared to a decrease of 8.8% during the nine months ended September 30, 2017. During the Partnership’s nine months ended September 30, 2018, the net asset value per Redeemable Unit for Class Z decreased 1.1% from $1,122.81 to $1,110.42, as compared to a decrease of 7.6% during the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2018 of $2,331,463. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy, U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $56,924,833. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by gains in livestock and indices.

The most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in May from long positions in European and Asian equity index futures as tumultuous geopolitical events in Europe and Asia pulled stocks prices lower. Losses within the currency sector were incurred primarily during February from long positions in the Indian rupee, Australian dollar, and British pound versus the U.S. dollar as the value of the dollar strengthened. In the agricultural sector, losses were incurred in the grains markets from January through May as weather related factors resulted in short-term price volatility. Within the metals markets, losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war between the U.S. and China. The Partnership’s overall trading losses for the first nine months of the year were partially offset by trading gains in the energy markets during January, March, April, May, August, and September from long positions in crude oil and its refined products as geopolitical turmoil and supply concerns pushed energy prices higher. Within the global interest rate sector, gains were recorded during January, June, and July from short positions in U.S. fixed income futures as prices declined amid signs the U.S. economy was gaining strength. Further gains in the global interest rate sector were experienced during March and May due to long positions in European fixed income futures.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Willowbridge Master’s or Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2018 and 2017 increased by $1,156,980 and $3,740,842, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2018 decreased by $106,616 and $333,476, respectively, as compared to the corresponding periods in 2017. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and nine months ended September 30, 2018 decreased by $602,376 and $139,783, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was primarily due to an decrease in the number of trades executed by the Advisors during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2018 decreased by $488,662 and $1,745,985, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2018 decreased by $222,704 and $909,236, respectively, as compared to the corresponding periods in 2017. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2018 resulted in incentive fees of $0 and $47,039, respectively. Trading performance for the three and nine months ended September 30, 2017 resulted in incentive fees of $0 and $25,157, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2018 and June 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2018	September 30, 2018 (percentage of net assets)	June 30, 2018	June 30, 2018 (percentage of net assets)
Winton	$170,483,017	24%	$163,671,738	23%
Transtrend	170,256,724	24%	161,323,314	22%
Willowbridge	171,595,147	25%	198,305,015	27%
FORT	165,809,282	24%	140,093,205	19%
Systematica	23,976,153	3%	65,839,187	9%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Prior to its termination effective October 31, 2018, Systematica directly traded a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by Systematica) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Partnership’s total capitalization was $702,120,323.

September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$22,305,537	3.18%
Currencies	37,456,492	5.33
Interest Rates	29,087,128	4.14
Equities	19,558,768	2.79

Total	$108,407,925	15.44%

As of December 31, 2017, the Partnership’s total capitalization was $798,532,927.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$31,695,545	3.97%
Currencies	67,295,666	8.43
Interest Rates	21,758,941	2.72
Equities	40,033,293	5.01

Total	$160,783,445	20.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,109,982	0.44%	$9,470,363	$1,778,921	$5,902,164
Energy	356,184	0.05	985,106	328,861	576,502
Grains	252,409	0.03	663,142	219,253	434,340
Indices	2,240,652	0.32	6,426,907	1,850,299	4,337,843
Interest Rates U.S.	383,354	0.05	527,952	253,782	466,826
Interest Rates Non-U.S.	403,174	0.06	1,976,414	403,174	1,211,442
Livestock	37,125	0.01	91,630	28,160	49,686
Metals	255,129	0.04	946,723	255,129	451,379
Softs	132,942	0.02	471,744	128,757	303,700

Total	$7,170,951	1.02%

* Average of month-end Values at Risk. December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$16,587,445	2.08%	$44,314,503	$16,281,723	$29,394,065
Energy	3,259,297	0.41	4,922,921	1,292,232	3,057,028
Grains	1,413,905	0.18	2,933,816	734,795	2,212,317
Indices	14,823,350	1.86	19,782,557	9,987,367	14,365,095
Interest Rates U.S.	849,657	0.11	3,122,851	849,657	2,039,105
Interest Rates Non-U.S.	2,728,281	0.34	6,750,624	1,672,930	3,702,845
Livestock	27,720	0.00 **	534,628	27,720	250,623
Metals	2,081,248	0.26	3,289,718	1,068,033	2,113,256
Softs	831,695	0.10	1,073,556	258,210	696,301

Total	$42,602,598	5.34%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of September 30, 2018, Winton Master’s total capitalization was   $372,434,531 and the Partnership owned approximately 45.7% of Winton Master. As of September 30, 2018, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$11,935,559	3.20%	$15,347,243	$11,935,559	$13,117,359
Energy	2,269,877	0.61	3,187,598	1,399,363	2,417,959
Grains	1,671,907	0.45	2,288,275	1,599,999	1,874,671
Indices	3,462,808	0.93	3,462,808	1,604,411	2,891,263
Interest Rates U.S.	423,215	0.11	926,502	420,186	556,877
Interest Rates Non-U.S.	3,626,931	0.97	4,678,955	2,576,662	3,992,382
Livestock	244,357	0.07	593,890	244,357	376,839
Metals	6,617,248	1.78	8,511,160	6,522,507	7,506,321
Softs	2,951,038	0.79	2,951,038	2,018,470	2,647,972

Total	$33,202,940	8.91%

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

As of September 30, 2018, Transtrend Master’s total capitalization was   $171,319,957 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2018, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$12,034,341	7.02%	$12,097,667	$7,293,172	$9,512,996
Currencies	11,510,443	6.72	11,892,390	8,109,796	10,077,443
Interest Rates	14,007,117	8.18	14,588,628	12,264,697	13,339,032
Equities	7,197,623	4.20	9,631,019	6,676,423	8,027,777

Total	$44,749,524	26.12%

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

As of September 30, 2018, Willowbridge Master’s total capitalization was   $194,893,675 and the Partnership owned approximately 88.1% of Willowbridge Master. As of September 30, 2018, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$17,848,320	9.16%	$56,907,657	$17,848,320	$31,790,473
Energy	910,679	0.47	2,458,335	-	303,560
Grains	1,874,125	0.96	1,874,125	-	1,046,943
Indices	2,809,155	1.44	7,089,710	-	1,649,405
Interest Rates U.S.	9,865,233	5.06	20,067,906	3,909,870	9,572,769
Interest Rates Non-U.S.	1,666,775	0.86	16,022,539	-	4,658,005

Total	$34,974,287	17.95%

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

As of September 30, 2018, Fort Contrarian Master’s total capitalization was $189,896,038 and the Partnership owned approximately 87.3% of Fort Contrarian Master. As of September 30, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,898,221	1.00%	$2,302,536	$1,401,293	$1,964,517
Energy	438,745	0.23	965,498	232,689	443,601
Indices	6,945,159	3.66	6,945,159	4,552,571	6,067,749
Interest Rates U.S.	1,000,634	0.53	1,000,634	131,679	796,828
Interest Rates Non-U.S.	1,614,334	0.85	4,340,103	1,614,334	2,784,022
Metals	131,956	0.07	153,450	48,490	102,227

Total	$12,029,049	6.34%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were subscriptions of 1,528.3110 Class A Redeemable Units totaling $4,300,237 and subscriptions of 85.5290 Class Z Redeemable Units totaling $94,831. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	3,924.6390	$2,802.70	55.3380	$1,102.91	N/A	N/A
August 1, 2018 - August 31, 2018	3,341.5550	$2,806.93	N/A	N/A	N/A	N/A
September 1, 2018 - September 30, 2018	3,076.5460	$2,812.43	N/A	N/A	N/A	N/A
	10,342.7400	$2,806.96	55.3380	$1,102.91

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not Applicable.

Item 5.	Other Information. — None.

Item 6.	Exhibits.

Exhibit 10.1 —	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, Harbor and MSDI, dated as of November 1, 2018 (filed herewith).

Exhibit 31.1 —	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 —	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

Exhibit 32.1 —	Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 —	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.