Form 10-K
period 2018-12-31
CERES ORION L.P.
filed 2019-03-26
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes _ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes _ No X

Limited Partnership Redeemable Units with an aggregate value of $716,504,695 of Class A and $4,490,074 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 210,927.3638 Limited Partnership Class A Redeemable Units were outstanding and 4,026.0042 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

As of December 31, 2018, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”) and FORT L.P. (“FORT”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. Effective November 30, 2014, AAA Capital Management Advisors, Ltd. (“AAA”) ceased to act as a commodity trading advisor for the Partnership. The portion of the Partnership’s assets that were allocated to AAA were reallocated among Winton, Transtrend and Willowbridge. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Prior to its termination effective October 31, 2018, Systematica directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

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

During the years ended December 31, 2018, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

The Partnership, CMF Winton Master L.P. (“Winton Master”), CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“Transtrend Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Prior to its liquidation, AAA Master LLC (“AAA Master”) entered into a futures brokerage agreement with MS&Co. Winton Master, Transtrend Master, Willowbridge Master and FORT Contrarian Master are collectively referred to as the “Funds.” References herein to the “Funds” may include, as relevant, AAA Master.

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

The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing, and where applicable, the execution of transactions.

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

On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. FORT Contrarian Master permits accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of FORT Contrarian Master. Individual and pooled accounts currently managed by FORT are permitted to be members of FORT Contrarian Master. The Trading Manager and FORT believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The Trading Manager and FORT have agreed that FORT will trade the Partnership’s assets allocated to FORT at a level that is up to 1.25 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2018.

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

For the period January 1, 2018 through December 31, 2018, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as investing directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

The Partnership pays to FORT a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. As of April 1, 2018, Willowbridge receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. The Partnership paid AAA a monthly management fee equal to 1.5% per year of month-end net assets allocated to AAA. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

As of January 1, 2017, Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from November 1, 2015 to December 31, 2016, Transtrend Master paid Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. For the period from October 1, 2014 to October 31, 2015, Transtrend Master paid Transtrend a monthly management fee of 1.25% per year on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to September 30, 2014, Transtrend Master paid Transtrend a monthly management fee of either 1.25% per year or 1.5% per year depending on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, the Partnership is obligated to pay Winton and Willowbridge an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. The Partnership is obligated to pay FORT an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership during each calendar year. Transtrend receives an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar half year. Prior to its termination, AAA was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AAA for the Partnership during each calendar quarter. From January 1, 2016 to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Systematica for the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Only the incentive fees paid by Transtrend Master for New Trading Profits earned for the Partnership are allocated to the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of the Funds. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held by the Partnership for margin requirements was $0 and $42,619,216, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. All other interest income will be retained by the Partnership and/or the Funds, as applicable. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forwards, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Effective March 1, 2014, the Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to October 1, 2014, the amount of the ongoing selling agent fee was calculated by multiplying the Partnership’s (i) round-turn futures transactions by $18.00 each, swaps by up to an equivalent amount and options transactions by $9.00 each per side, with respect to Class A Redeemable Units and (ii) round-turn futures transactions by $3.00 each, swaps by up to an equivalent amount and options transactions by $1.50 each per side, with respect to Class Z Redeemable Units.

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

Under the prior futures brokerage account agreement (the “Prior Customer Agreement”), the Partnership paid MS&Co. a monthly brokerage commission equal to (i) $18.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $9.00 per side on options transactions, with respect to Class A Redeemable Units and (ii) $3.00 per round-turn on futures transactions, up to an equivalent amount for swaps and $1.50 per side on options transactions, with respect to Class Z Redeemable Units. The brokerage commissions were inclusive of applicable floor brokerage fees. The Partnership also paid MS&Co. clearing fees through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of the Funds. During the term of the Prior Customer Agreement, all of the Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. were deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash was also deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. also agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. also agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of these interest credits, daily funds did not include monies due to Transtrend Master on or with respect to futures, forwards, or option contracts that have not been received. The Partnership has terminated the Prior Customer Agreement.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage fees.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2018 was $606,058,475.

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

Item 1A. Risk Factors.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including, but not limited to, ongoing selling agent fees, clearing fees, management fees, and General Partner fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

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

4.	The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Each of the Advisors believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership/Funds. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisors’ trading for the Partnership/Funds.

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

Tax Laws Are Subject to Change at Any Time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2018. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

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

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates from facilities provided by Morgan Stanley and/or one of its subsidiaries.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2019 was 5,947 for Class A Redeemable Units and 62 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2018, there were subscriptions of 10,485.7950 Redeemable Units of Class A totaling $29,451,751 and 1,407.0670 Redeemable Units of Class Z totaling $1,554,831. For the twelve months ended December 31, 2017, there were subscriptions of 11,683.0890 Redeemable Units of Class A totaling $33,736,567 and 1,074.6210 Redeemable Units of Class Z totaling $1,180,838. For the twelve months ended December 31, 2016, there were subscriptions of 28,744.7430 Redeemable Units of Class A totaling $87,337,421 and 576.7720 Redeemable Units of Class Z totaling $663,409. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	3,820.6960	$2,684.10	23.5360	$1,061.16	N/A	N/A
November 1, 2018 - November 30, 2018	9,201.3670	$2,703.90	125.8870	$1,070.67	N/A	N/A
December 1, 2018 - December 31, 2018	5,331.5200	$2,608.11	21.8510	$1,034.06	N/A	N/A
	18,353.5830	$2,671.95	171.2740	$1,064.69
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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Redeemable Unit and total assets at December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$11,614,455	$6,686,384	$2,461,219	$207,603	$117,686
Total expenses	(33,988,325)	(38,086,579)	(43,596,347)	(56,173,898)	(77,711,096)
Total trading results	(48,172,549)	(1,840,380)	35,131,599	30,010,980	234,777,294

Net income (loss)	$(70,546,419)	$(33,240,575)	$(6,003,529)	$(25,955,315)	$157,183,884

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(279.35)	$(95.18)	$(22.20)	$(71.94)	$424.55

Class Z	$(88.75)	$(17.17)	$6.50	$(14.75)	$170.88

Net asset value per Redeemable Unit
Class A	$2,608.11	$2,887.46	$2,982.64	$3,004.84	$3,076.78

Class Z	$1,034.06	$1,122.81	$1,139.98	$1,133.48	$1,148.23

Total assets	$623,296,907	$818,584,324	$1,021,476,101	$1,105,487,549	$1,154,055,168

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership seeks to achieve substantial capital appreciation through speculative trading, directly or indirectly through its investment in the Funds, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures and forward contracts in those markets. The Funds may also engage in swap transactions and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to the Advisors. The General Partner engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

The programs traded by each Advisor on behalf of the Partnership are: Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); Willowbridge — wPraxis Futures Trading Approach; Winton — the Winton Futures Program; FORT — Global Contrarian Program; and, prior to its termination effective October 31, 2018, Systematica — BlueTrend Program. As of December 31, 2018 and September 30, 2018, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2018	December 31, 2018 (percentage of net assets)	September 30, 2018	September 30, 2018 (percentage of net assets)
Winton	$153,404,221	25%	$170,483,017	24%
Transtrend	$148,199,017	24%	$170,256,724	24%
Willowbridge	$148,560,121	25%	$171,595,147	25%
FORT	$155,895,116	26%	$165,809,282	24%
Systematica	$-	0%	$23,976,153	3%

Winton Capital Management Limited

The portion of the Partnership’s assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets is currently invested in Winton Master. Winton trades the Winton Futures Program, a proprietary, systematic trading program, on behalf of Winton Master.

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

Under the Diversified Trend Program’s Standard Risk Profile, Transtrend generally commits an average of approximately 14% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however, and is affected by various factors including, without limitation, nominal account size, market conditions, traded markets or the level of margins set by brokers or exchanges. The Diversified Trend Program’s Enhanced Risk Profile generally means 1.5 times the leverage, and as such the average margin commitments, of the Standard Risk Profile.

Willowbridge Associates Inc.

The portion of the Partnership’s assets that are allocated to Willowbridge for trading are not invested in commodity interests directly. Willowbridge’s allocation of the Partnership’s assets is currently invested in Willowbridge Master. Willowbridge trades the Partnership’s assets allocated to it in accordance with the wPraxis Futures Trading Approach (“Praxis”), a proprietary, discretionary trading system. Praxis will utilize a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities. The approach may trade commodities, futures, forwards, options, swaps, spot contracts in the commodities, currencies and fixed income markets. All positions are closely monitored to evaluate risk parameter status. As markets move, positions are refined and expectations updated in response to current market conditions.

FORT L.P.

The portion of the Partnership’s assets that are allocated to FORT for trading are not invested in commodity interests directly. FORT’s allocation of the Partnership’s assets is currently invested in FORT Contrarian Master. FORT trades the Partnership’s assets allocated to it pursuant to its Global Contrarian Program, a systematic, technical, trend-anticipating futures trading strategy.

The Global Contrarian Trading Program attempts to profit from emerging trends by identifying price behaviors that signal possible turning points. Rather than attempting to identify existing trends, the Global Contrarian Trading Program attempts to anticipate trends before they occur. Trading decisions are based primarily on an analysis of market prices, volume and volatility; factors external to the trading markets are incorporated only in rare cases. The Global Contrarian Trading Program generally operates on the theory that market prices reflect all known factors affecting supply and demand of a particular financial instrument.

The Global Contrarian Trading Program is designed to incorporate concepts akin to “channels,” which FORT defines using systematic, mathematical tools. The Global Contrarian Trading Program estimates a large number of channels and identifies a confluence of channels to find resistance and support points. FORT believes that this style is markedly different from most trend-following strategies, which are generally late to enter and exit a trend. In contrast, the Global Contrarian Trading Program is designed to enter and exit a trend early. The Global Contrarian Trading Program generally seeks to anticipate and capitalize on short to intermediate-term trends. Because the Global Contrarian Trading Program seeks to anticipate trends in market prices, it has the potential to perform well even in what standard trend-following systems perceive as directionless periods.

The Global Contrarian Trading Program takes positions while a market is moving against one of its signals. As a result, its performance can be much more volatile than traditional trend-following models, but the potential for diversification is much greater. In an attempt to reduce the volatility of returns, the allocation of the Global Contrarian Trading Program’s capital is geographically diversified across Asia, Europe, Australia and North America. This diversification also provides the Global Contrarian Trading Program with opportunities to seek profits in a variety of market environments.

Total risk is measured primarily by using the margin-to-equity ratio, which is targeted not to exceed 14% for a fully funded account. The margin-to-equity ratio is monitored systematically as well as by FORT’s trading principals.

Systematica Investments Limited

Prior to its termination effective October 31, 2018, Systematica directly traded a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program. The BlueTrend Program had maximum flexibility to invest in a wide range of derivative instruments, including currencies, futures, options and, with prior written approval of the General Partner, swaps and other derivative instruments. Derivative instruments may have been exchange-traded or OTC, as permitted by the Commodity Exchange Act and the rules promulgated thereunder. The BlueTrend Program may have engaged in short sales. The BlueTrend Program may have also retained amounts in cash pending reinvestment or if this was considered appropriate to the investment objective.

The BlueTrend Program sought to achieve its investment objective through the implementation of a systematic trading model or portfolio of systematic trading models. Such model(s) traded in a number of foreign exchange and commodity instruments, and derivatives relating to those instruments, including swaps, indices, forwards, futures and option contracts.

AAA Capital Management Advisors, Ltd.

The portion of the Partnership’s assets that were allocated to AAA for trading were not invested in commodity interests directly. AAA’s allocation of the Partnership’s assets was invested in AAA Master. AAA traded AAA Master’s, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps, a proprietary, discretionary trading system.

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

AAA generally based its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. AAA attempted to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA used options in attempt to either reduce or define risks.

AAA was aware of price trends but did not trade upon trends. AAA often took profits in positions with specific trends even though that trend may have still been intact or perhaps even strong. AAA occasionally established positions that were countertrend.

Effective risk management was a crucial aspect of AAA’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken were all factors in determining the amount of equity committed to each trade. AAA Master was AAA’s largest account.

No assurance could be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2018 through December 31, 2018, the average allocation by commodity market sector for each of the Funds was as follows:

Winton Master

Currencies		41.4%

Energy		9.4%

Grains		4.4%

Indices		9.7%

Interest Rates U.S.		2.7%

Interest Rates Non-U.S.		6.7%

Livestock		0.9%

Metals		18.2%

Softs		6.6%

Transtrend Master

Currencies		27.9%

Energy		6.6%

Grains		4.5%

Indices		20.1%

Interest Rates U.S.		9.5%

Interest Rates Non-U.S.		18.5%

Livestock		1.1%

Metals		6.1%

Softs		5.7%

Willowbridge Master

Currencies		50.3%

Energy		8.7%

Grains		1.3%

Indices		4.5%

Interest Rates U.S.		18.0%

Interest Rates Non-U.S.		12.2%

Livestock		0.2%

Metals		3.9%

Softs		0.9%

FORT Contrarian Master (a)

Currencies		15.0%

Energy		6.0%

Indices		45.0%

Interest Rates U.S.		5.5%

Interest Rates Non-U.S.		27.3%

Metals		1.2%

(a) The Partnership was invested in FORT Contrarian Master from February 1, 2018 to December 31, 2018.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

(iv)

The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

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

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 5.8% to 44.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forward, option and swap contracts, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees, General Partner fees and expenses allocated from Funds. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2018, 54,390.7030 limited partner Redeemable Units of Class A were redeemed totaling $150,354,149, 260.3190 limited partner Redeemable Units of Class Z were redeemed totaling $280,456 and 2,056.7070 General Partner Redeemable Units of Class Z were redeemed totaling $2,300,010. For the year ended December 31, 2017, 69,458.8670 limited partner Redeemable Units of Class A were redeemed totaling $198,980,126, 742.9280 limited partner Redeemable Units of Class Z were redeemed totaling $802,540 and 1,178.1120 General Partner Redeemable Units of Class Z were redeemed totaling $1,274,988. For the year ended December 31, 2016, 56,915.7560 limited partner Redeemable Units of Class A were redeemed totaling $173,180,117, 494.8170 limited partner Redeemable Units of Class Z were redeemed totaling $562,971 and 872.2020 General Partner Redeemable Units of Class Z were redeemed totaling $1,039,843.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2018, there were subscriptions of 10,485.7950 limited partner Redeemable Units of Class A totaling $29,451,751 and 1,407.0670 limited partner Redeemable Units of Class Z totaling $1,554,831. For the year ended December 31, 2017, there were subscriptions of 11,683.0890 limited partner Redeemable Units of Class A totaling $33,736,567 and 1,074.6210 limited partner Redeemable Units of Class Z totaling $1,180,838. For the year ended December 31, 2016, there were subscriptions of 28,744.7430 limited partner Redeemable Units of Class A totaling $87,337,421 and 576.7720 limited partner Redeemable Units of Class Z totaling $663,409.

(c) Results of Operations.

For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class A decreased 9.7% from $2,887.46 to $2,608.11. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class Z decreased 7.9% from $1,122.81 to $1,034.06. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class A decreased 3.2% from $2,982.64 to $2,887.46. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class Z decreased 1.5% from $1,139.98 to $1,122.81. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class A decreased 0.7% from $3,004.84 to $2,982.64. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class Z increased 0.6% from $1,133.48 to $1,139.98.

The Partnership experienced a net trading loss of $48,172,549 before fees and expenses in 2018. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, U.S. interest rates, livestock and metals and were partially offset by gains in non-U.S. interest rates and softs.

During the first quarter, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In commodities, losses were incurred in the grains markets throughout the quarter as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. Smaller losses from long positions in the energy sector during February offset gains recorded during January and March. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains in U.S. interest rate futures during January and in European interest rate futures during March. Smaller gains were also recorded in sugar futures trading during January and March.

During the second quarter, the most significant gains were achieved within the energy markets during April and May from long positions in crude oil and its refined products as prices surged amid fears tensions in the Middle East region could affect oil supplies. Within the global interest rate sector, gains were achieved during May from long positions in European fixed income futures as turmoil surrounding the election of a populist Prime Minister in Italy sparked investor demand for the safety of government debt. Additional gains within the fixed income sector were recorded during June from short positions in U.S. fixed income futures as a strengthening U.S. economy limited demand for safe-haven assets. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during April from long positions in the Russian ruble versus the U.S. dollar as the value of the ruble slumped following the announcement of new economic sanctions to be imposed on Russia. Additional losses in currencies occurred during May due to positions in the Mexican peso, Turkish lira, and Japanese yen. Within the agricultural markets, losses were experienced during May from long positions in soybean, soybean meal, and soybean oil futures as prices slumped on prospects of a potential trade war between the U.S. and China. Further losses in the agricultural complex were incurred during May from positions in sugar and cocoa futures.

During the third quarter, the most significant gains were achieved within the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional gains were experienced within the agriculturals during July from short positions in coffee and sugar futures as global supply stocks swelled. Within the global stock index sector, gains were achieved primarily during July from long positions in European and Asian equity index futures as positive global economic sentiment overcame trade war concerns, pushing stock prices higher. The Partnership’s gains for the third quarter were offset by losses incurred within the global interest rate markets during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates. Within the currency sector, losses were recorded during July and September from positions in the euro versus the U.S. dollar as competing geopolitical and economic tensions resulted in choppy price action for the European currency.

During the fourth quarter, the most significant losses were experienced in global stock index futures primarily during October from long positions amid fears of stagnating global economic growth. In the energies, losses were recorded during October from long positions in crude oil futures and during December from long positions in natural gas futures. Further losses were incurred during December from short positions in the euro and Japanese yen as the value of the respective currencies rallied on safe-haven demand. Losses in the agricultural markets were incurred during October from short positions in coffee and sugar futures as prices experienced a sharp rally. In the metals, losses were experienced from positions in industrial metals futures in October and precious metals futures positions during December. The Partnership’s losses were partially offset by gains from long positions in European fixed income futures as bond prices trended higher throughout the fourth quarter.

The Partnership experienced a net trading loss of $1,840,380 before fees and expenses in 2017. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, metals, softs and U.S. and non-U.S interest rates and were partially offset by gains in livestock and indices.

During the first quarter, the most notable losses were recorded during January and March from long positions in European and U.S. fixed income as prices declined amid growing hawkish sentiment from central banks across the globe. Losses were also recorded during January and March from long positions in natural gas futures, as well as in currencies from short positions in the euro and Japanese yen. Additional losses were recorded within the metals markets during March and in the agricultural sector during January. The Partnership’s first quarter losses were partially offset by gains achieved during February and March from long positions in global equity index futures as prices were buoyed by positive economic sentiment globally.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Willowbridge Master’s, Winton Master’s or FORT Contrarian Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2018 increased by $1,187,229 and $4,928,071, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2018 decreased by $182,217 and $515,693, respectively, as compared to the corresponding periods in 2017. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the number of trades executed during the period. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 decreased by $891,845 and $1,031,628, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2018 decreased by $550,671 and $2,296,656, respectively, as compared to the corresponding periods in 2017. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and twelve months ended December 31, 2018 decreased by $305,225 and $1,214,461, respectively, as compared to the corresponding periods in 2017. The decrease in the General Partner fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $0 and $47,039, respectively. Trading performance for the three and twelve months ended December 31, 2017 resulted in incentive fees of $0 and $25,157, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2018 and 2017 were $1,489,943 and $1,713,581, respectively.

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

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds and the Partnership expect to increase capital through operations.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions, including investments in the Funds, is directly reflected in the Partnership’s earnings (realized or unrealized) and cash balances.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Prior to its termination effective October 31, 2018, Systematica directly traded a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of December 31, 2017 (i.e. in the managed account in the Partnership’s name traded by Systematica) and indirectly by each Fund separately as of December 31, 2018 and 2017.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018 and 2017. As of December 31, 2018, the Partnership’s total capitalization was $606,058,475.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$40,258,019	6.64%
Currencies	26,292,766	4.34
Interest Rates	11,318,101	1.87
Equities	8,935,678	1.47

Total	$86,804,564	14.32%

As of December 31, 2017, the Partnership’s total capitalization was $798,532,927.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$31,695,545	3.97%
Currencies	67,295,666	8.43
Interest Rates	21,758,941	2.72
Equities	40,033,293	5.01

Total	$160,783,445	20.13%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of December 31, 2017 and indirect investments in the Funds by market category as of December 31, 2018 and 2017, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

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

At December 31, 2018, Winton Master’s total capitalization was $339,199,614 and the Partnership owned approximately 45.1% of Winton Master. As of December 31, 2018, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$14,022,930	4.13%	$40,819,997	$8,567,370	$16,973,741
Energy	8,028,684	2.37	8,036,912	829,228	4,157,377
Grains	2,334,001	0.69	2,334,001	1,061,131	1,716,066
Indices	2,227,828	0.66	20,796,191	1,604,411	4,148,554
Interest Rates U.S.	254,895	0.08	2,463,087	231,014	1,064,575
Interest Rates Non-U.S.	3,164,144	0.93	4,678,955	563,863	2,628,833
Livestock	275,880	0.08	608,080	53,482	353,539
Metals	3,821,887	1.13	10,784,203	3,821,887	6,988,060
Softs	3,145,874	0.93	3,315,733	1,909,209	2,622,981

Total	$37,276,123	11.00%

*	Annual average of month-end Values at Risk.

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

At December 31, 2018, Transtrend Master’s total capitalization was $149,798,704 and the Partnership owned approximately 99.2% of Transtrend Master. As of December 31, 2018, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$11,359,550	7.58%	$14,981,202	$6,863,159	$9,335,476
Currencies	12,331,353	8.23	19,222,620	8,109,796	10,820,662
Interest Rates	6,559,093	4.38	16,853,641	4,706,163	10,921,313
Equities	3,385,302	2.26	17,625,278	2,908,791	7,919,437

Total	$33,635,298	22.45%

*	Annual average of daily Values at Risk.

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

At December 31, 2018, Willowbridge Master’s total capitalization was $148,381,987 and the Partnership owned 100.0% of Willowbridge Master. As of December 31, 2018, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,779,812	3.90%	$56,907,657	$184,957	$18,447,956
Energy	20,523,927	13.83	20,523,927	-	2,590,789
Metals	141,653	0.10	3,485,776	-	995,874

Total	$26,445,392	17.83%

*	Annual average of month-end Values at Risk.

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

At December 31, 2018, FORT Contrarian Master’s total capitalization was $178,393,437 and the Partnership owned approximately 87.3% of FORT Contrarian Master. As of December 31, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,240,447	1.26%	$2,757,775	$172,452	$1,520,555
Energy	244,947	0.14	967,522	73,178	531,249
Indices	5,237,924	2.94	7,387,056	456,333	4,533,675
Interest Rates U.S.	349,766	0.20	1,397,202	20,173	551,742
Interest Rates Non-U.S.	3,395,359	1.90	4,340,103	151,500	2,533,930
Metals	194,128	0.11	264,990	6,732	114,975

Total	$11,662,571	6.55%

*	Annual average of month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of the Partnership’s/Funds’ positions, certain market conditions—unusual, but historically recurring from time to time—could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables—as well as the past performance of the Partnership/Funds—give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market-sensitive instruments, in relation to the Partnership’s/Funds’ net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures— constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future.

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2018, the Partnership’s/Funds’ primary exposures were in the Dow Jones Euro STOXX 50 (European Union), Dow Jones Industrials 30 (U.S.), S&P 500 (U.S.), TOPIX (Japan) and FTSE 100 (United Kingdom) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodities:

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2018 was to fluctuations in the prices of copper, aluminum, silver, nickel, zinc, lead, and gold.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2018.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, cocoa, and cotton accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2018.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2018.

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

The General Partner monitors the Partnership’s/Funds’ performance and the concentration of their open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with each Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. Each Advisor is required to notify the General Partner of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

CERES ORION L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017, and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedules of Investments at December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Orion L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Orion L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Orion L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Ceres Orion L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Orion L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Investment in the Funds(1) , at fair value (Note 6)	$606,579,513	$656,495,374
Redemptions receivable from the Funds	15,961,188	12,837,759

Equity in trading account:
Unrestricted cash (Note 3c)	727,149	100,615,185
Restricted cash (Note 3c)	-	42,619,216
Net unrealized appreciation on open futures contracts	-	5,004,060
Net unrealized appreciation on open forward contracts	29,057	873,274

Total equity in trading account	756,206	149,111,735

Cash at bank (Note 1)	-	436
Interest receivable (Note 3c)	-	139,020

Total assets	$623,296,907	$818,584,324

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	$1,777,733	$2,622,825
Management fees (Note 3b)	512,011	699,501
General Partner fees (Note 3a)	388,049	509,718
Professional fees	371,405	412,503
Subscriptions payable to the Funds	261,448	-
Redemptions payable to Limited Partners (Note 7)	13,927,786	15,806,850

Total liabilities	17,238,432	20,051,397

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 6,495.6793 and 8,552.3863 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	6,716,925	9,602,692
Limited Partners, Class A, 228,146.2478 and 272,051.1558 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	595,031,425	785,537,773
Limited Partners, Class Z, 4,168.1552 and 3,021.4072 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	4,310,125	3,392,462

Total partners’ capital (net asset value)	606,058,475	798,532,927

Total liabilities and partners’ capital	$623,296,907	$818,584,324

Net asset value per Redeemable Unit:
Class A	$2,608.11	$2,887.46

Class Z	$1,034.06	$1,122.81

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

December 31, 2018

	Number of Contracts	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Metals	33	$137,302	0.02%

Total unrealized appreciation on open forward contracts		137,302	0.02

Unrealized Depreciation on Open Forward Contracts
Metals	23	(108,245)	(0.02)

Total unrealized depreciation on open forward contracts		(108,245)	(0.02)

Net unrealized appreciation on open forward contracts		$29,057	0.00%*

Investment in the Funds
CMF Winton Master L.P.		$153,304,033	25.30%
CMF TT II, LLC		148,573,425	24.51
CMF Willowbridge Master Fund L.P.		148,663,921	24.53
CMF FORT Contrarian Master Fund LLC		156,038,134	25.75

Total investment in the Funds		$606,579,513	100.09%

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

Ceres Orion L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income	$1,042,227	$1,376,191	$447,040
Interest income allocated from the Funds	10,572,228	5,310,193	2,014,179

Total investment income	11,614,455	6,686,384	2,461,219

Expenses:
Expenses allocated from the Funds	5,678,961	5,007,436	7,949,409
Clearing fees related to direct investments (Note 3c)	282,874	798,567	682,545
Ongoing selling agent fees (Notes 3d and 3e)	13,875,364	14,906,992	13,923,750
Management fees (Note 3b)	7,223,233	9,007,592	10,669,966
General Partner fees (Note 3a)	5,437,950	6,652,411	8,098,845
Professional fees	1,489,943	1,713,581	2,271,832

Total expenses	33,988,325	38,086,579	43,596,347

Net investment loss	(22,373,870)	(31,400,195)	(41,135,128)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(8,020,735)	923,428	(25,004,534)
Net realized gains (losses) on closed contracts allocated from the Funds	(18,104,021)	(5,736,352)	46,956,695
Net change in unrealized gains (losses) on open contracts	(5,757,588)	2,963,870	2,202,920
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(16,290,205)	8,674	10,976,518

Total trading results	(48,172,549)	(1,840,380)	35,131,599

Net income (loss)	$(70,546,419)	$(33,240,575)	$(6,003,529)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(279.35)	$(95.18)	$(22.20)

Class Z	$(88.75)	$(17.17)	$6.50

Weighted average Redeemable Units outstanding:
Class A	255,692.4903	304,610.1982	348,898.7336

Class Z	11,355.4058	12,023.4060	12,872.7303

*  Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2018, 2017 and 2016

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$1,075,725,600	357,997.9468	$14,973,781	13,210.4595	$1,090,699,381	371,208.4063
Subscriptions - Limited Partners	87,337,421	28,744.7430	663,409	576.7720	88,000,830	29,321.5150
Redemptions - General Partner	-	-	(1,039,843)	(872.2020)	(1,039,843)	(872.2020)
Redemptions - Limited Partners	(173,180,117)	(56,915.7560)	(562,971)	(494.8170)	(173,743,088)	(57,410.5730)
Net income (loss)	(6,127,946)	-	124,417	-	(6,003,529)	-

Partners’ Capital, December 31, 2016	983,754,958	329,826.9338	14,158,793	12,420.2125	997,913,751	342,247.1463
Subscriptions - Limited Partners	33,736,567	11,683.0890	1,180,838	1,074.6210	34,917,405	12,757.7100
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(198,980,126)	(69,458.8670)	(802,540)	(742.9280)	(199,782,666)	(70,201.7950)
Net income (loss)	(32,973,626)	-	(266,949)	-	(33,240,575)	-

Partners’ Capital, December 31, 2017	785,537,773	272,051.1558	12,995,154	11,573.7935	798,532,927	283,624.9493
Subscriptions - Limited Partners	29,451,751	10,485.7950	1,554,831	1,407.0670	31,006,582	11,892.8620
Redemptions - General Partner	-	-	(2,300,010)	(2,056.7070)	(2,300,010)	(2,056.7070)
Redemptions - Limited Partners	(150,354,149)	(54,390.7030)	(280,456)	(260.3190)	(150,634,605)	(54,651.0220)
Net income (loss)	(69,603,950)	-	(942,469)	-	(70,546,419)	-

Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823

Net asset value per Redeemable Unit:
	Class A	Class Z
2016	$2,982.64	$1,139.98

2017	$2,887.46	$1,122.81

2018	$2,608.11	$1,034.06

See accompanying notes to financial statements.

Ceres Orion L.P.

Notes to Financial Statements

1.	Organization:

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

As of December 31, 2018, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), Willowbridge Associates Inc. (“Willowbridge”) and FORT L.P. (“FORT”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Prior to its termination effective October 31, 2018, Systematica directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program.

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

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Ceres Orion L.P.

Notes to Financial Statements

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Ceres Orion L.P.

Notes to Financial Statements

e.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $0 and $(4,275,539) (proceeds of $4,184,850) at December 31, 2018 and 2017, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

i.	Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 8, “Financial Highlights.”

Ceres Orion L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

The Partnership pays to FORT a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. As of April 1, 2018, Willowbridge receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

As of January 1, 2017, Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. Prior to January 1, 2017, Transtrend Master paid Transtrend a monthly management fee of 1.0% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, the Partnership is obligated to pay Winton and Willowbridge an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. The Partnership is obligated to pay FORT an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership during each calendar year. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Systematica for the Partnership. Transtrend receives an incentive fee equal to 20% of the New Trading Profits earned by Transtrend Master payable at the end of each calendar half year. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Only the incentive fees paid by Transtrend Master for New Trading Profits earned for the Partnership are allocated to the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, clearing, user, give-up and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) directly and through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held by the Partnership for margin requirements was $0 and $42,619,216, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

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

e.	Harbor Selling Agreement:

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units

Ceres Orion L.P.

Notes to Financial Statements

prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage fees.

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

The Partnership Customer Agreement and the Funds’ futures brokerage agreements (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were 7,474 and 20,043, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were 758 and 2,202, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were $316,081,746 and $1,253,145,597, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2018 and 2017, respectively.

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Total assets	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Liabilities
Forwards	$(108,245)	$108,245	$-	$-	$-	$-

Total liabilities	$(108,245)	$108,245	$-	$-	$-	$-

Net fair value						$29,057	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$9,793,492	$(4,789,432)	$5,004,060	$-	$-	$5,004,060
Forwards	11,774,122	(10,900,848)	873,274	-	-	873,274

Total assets	$21,567,614	$(15,690,280)	$5,877,334	$-	$-	$5,877,334

Liabilities
Futures	$(4,789,432)	$4,789,432	$-	$-	$-	$-
Forwards	(10,900,848)	10,900,848	-	-	-	-

Total liabilities	$(15,690,280)	$15,690,280	$-	$-	$-	$-

Net fair value						$5,877,334	*

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

Ceres Orion L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2018 and 2017, respectively.

	December 31, 2018
Assets
Forward Contracts
Metals	$137,302

Total unrealized appreciation on open forward contracts	137,302

Liabilities
Forward Contracts
Metals	(108,245)

Total unrealized depreciation on open forward contracts	(108,245)

Net unrealized appreciation on open forward contracts	$29,057	*

*	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

	December 31, 2017
Assets
Futures Contracts

Energy	$ 4,510,786

Grains	629,298

Indices	2,719,041

Interest Rates U.S.	71,430

Interest Rates Non-U.S.	641,412

Metals	666,037

Softs	555,488

Total unrealized appreciation on open futures contracts	9,793,492

Liabilities

Futures Contracts

Energy	(787,785)

Grains	(29,437)

Indices	(1,479,383)

Interest Rates U.S.	(757,358)

Interest Rates Non-U.S.	(1,322,106)

Livestock	(27,290)

Metals	(263,285)

Softs	(122,788)

Total unrealized depreciation on open futures contracts	(4,789,432)

Net unrealized appreciation on open futures contracts	$5,004,060	*

Assets

Forward Contracts

Currencies	$ 8,187,150

Metals	3,586,972

Total unrealized appreciation on open forward contracts	11,774,122

Liabilities

Forward Contracts

Currencies	(7,330,639)

Metals	(3,570,209)

Total unrealized depreciation on open forward contracts	(10,900,848)

Net unrealized appreciation on open forward contracts	$873,274	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2018, 2017 and 2016, respectively.

Sector	2018		2017		2016
Currencies	$(3,364,175)		$(7,867,522)		$3,080,007
Energy	2,715,862		(106,263)		(12,279,027)
Grains	(3,115,089)		(4,270,109)		(210,422)
Indices	(6,559,366)		29,363,266		(6,694,075)
Interest Rates U.S.	(2,158,832)		(4,548,710)		(4,607,629)
Interest Rates Non-U.S.	(631,329)		(7,142,822)		4,717,308
Livestock	(155,263)		(902,168)		(1,279,792)
Metals	(1,219,114)		(404,789)		(4,359,666)
Softs	708,983		(233,585)		(1,168,318)

Total	$(13,778,323)	***	$3,887,298	***	$(22,801,614)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Forwards	$137,302	$-	$137,302	$-

Total assets	$137,302	$-	$137,302	$-

Liabilities
Forwards	$108,245	$-	$108,245	$-

Total liabilities	$108,245	$-	$108,245	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,793,492	$9,793,492	$-	$-
Forwards	11,774,122	-	11,774,122	-

Total assets	$21,567,614	$9,793,492	$11,774,122	$-

Liabilities
Futures	$4,789,432	$4,789,432	$-	$-
Forwards	10,900,848	-	10,900,848	-

Total liabilities	$15,690,280	$4,789,432	$10,900,848	$-

6.	Investment in the Funds:

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

On June 1, 2011, the Partnership allocated a portion of its assets to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be members of Transtrend Master. The Trading Manager and Transtrend believe that trading through this structure promotes efficiency and economy in the trading process.

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the Partnership’s assets at a level that is up to 3.0 times the amount of the assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2018.

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

At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 45.8% of Winton Master, 95.8% of Transtrend Master and 82.5% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$352,978,637	$13,779,023	$339,199,614
Transtrend Master	150,331,839	533,135	149,798,704
Willowbridge Master	192,211,165	43,829,178	148,381,987
FORT Contrarian Master	180,042,210	1,648,773	178,393,437

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Winton Master	$408,725,040	$11,076,733	$397,648,307
Transtrend Master	217,045,353	15,335,906	201,709,447
Willowbridge Master	336,101,673	39,096,772	297,004,901

Ceres Orion L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$5,588,690	$(7,829,505)	$(2,240,815)
Transtrend Master	(299,102)	(17,683,526)	(17,982,628)
Willowbridge Master	906,473	(4,843,521)	(3,937,048)
FORT Contrarian Master (a)	2,172,289	(12,008,806)	(9,836,517)

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$2,498,543	$41,177,241	$43,675,784
Transtrend Master	(2,170,265)	(2,700,598)	(4,870,863)
Willowbridge Master	1,244,821	(27,512,190)	(26,267,369)

(a)	Summarized information presented is for the twelve months ended December 31, 2018. The Partnership was invested in Fort Contrarian Master from February 1, 2018 to December 31, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	December 31, 2018		For the year ended December 31, 2018
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Winton Master	25.30%	$153,304,033	$241,406	$214,137	$30,606	$-	$-	$(3,337)	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	(15,288,450)	1,039,887	274	1,449,384	47,039	(17,825,034)	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	(825,674)	2,381,900	64,577	-	-	(3,272,151)	Commodity Portfolio	Monthly
FORT Contrarian Master (a)	25.75%	156,038,134	(7,949,280)	398,224	52,933	-	-	(8,400,437)	Commodity Portfolio	Monthly

Total		$606,579,513	$(23,821,998)	$4,034,148	$148,390	$1,449,384	$47,039	$(29,500,959)

	December 31, 2017		For the year ended December 31, 2017
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Winton Master	23.38%	$186,666,465	$20,307,233	$235,397	$29,118	$-	$-	$20,042,718	Commodity Portfolio	Monthly
Transtrend Master	25.26%	201,709,447	(857,440)	1,529,471	839	1,961,681	25,157	(4,374,588)	Commodity Portfolio	Monthly
Willowbridge Master	33.58%	268,119,462	(19,867,278)	1,170,473	55,300	-	-	(21,093,051)	Commodity Portfolio	Monthly

Total		$656,495,374	$(417,485)	$2,935,341	$85,257	$1,961,681	$25,157	$(5,424,921)

(a) From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through December 31, 2018.

Ceres Orion L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018				2017				2016
	Class A		Class Z		Class A		Class Z		Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(192.42)		$(75.81)		$7.10		$3.30		$94.62	$35.78
Net investment loss	(86.93)		(12.94)		(102.28)		(20.47)		(116.82)	(29.28)

Increase (decrease) for the year	(279.35)		(88.75)		(95.18)		(17.17)		(22.20)	6.50
Net asset value per Redeemable Unit, beginning of year	2,887.46		1,122.81		2,982.64		1,139.98		3,004.84	1,133.48

Net asset value per Redeemable Unit, end of year	$2,608.11		$1,034.06		$2,887.46		$1,122.81		$2,982.64	$1,139.98

	2018				2017				2016
	Class A		Class Z		Class A		Class Z		Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(3.2)%		(1.2)%		(3.6)%		(1.9)%		(3.9)%	(2.6)%

Operating expense	4.8%		2.9%		4.4%		2.7%		3.9%	2.6%
Incentive fees	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.2%	0.2%

Total expenses	4.8%		2.9%		4.4%		2.7%		4.1%	2.8%

Total return:
Total return before incentive fees	(9.7)%		(7.9)%		(3.2)%		(1.5)%		(0.5)%	0.8%
Incentive fees	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.2)%	(0.2)%

Total return after incentive fees	(9.7)%		(7.9)%		(3.2)%		(1.5)%		(0.7)%	0.6%

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

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 5.8% to 44.5% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a

Ceres Orion L.P.

Notes to Financial Statements

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

Ceres Orion L.P.

Notes to Financial Statements

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

On January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master. Also, effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership.

Effective on or about February 1, 2019, the Partnership allocated a portion of its assets to John Street Capital LLP (“John Street”), which is managed and traded by John Street pursuant to John Street’s Systematic Strategy Program.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$3,250,073	$3,013,685	$2,750,309	$2,600,388
Total expenses	(7,339,376)	(8,421,129)	(8,604,437)	(9,623,383)
Total trading results	(45,841,086)	2,992,940	18,174,973	(23,499,376)

Net income (loss)	$(49,930,389)	$(2,414,504)	$12,320,845	$(30,522,371)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(204.32)	$(9.35)	$46.15	$(111.83)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(76.36)	$1.66	$23.63	$(37.68)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$2,062,844	$1,856,705	$1,598,425	$1,168,410
Total expenses	(9,032,943)	(9,529,759)	(9,620,049)	(9,903,828)
Total trading results	55,084,453	(18,586,532)	(34,706,587)	(3,631,714)

Net income (loss)	$48,114,354	$(26,259,586)	$(42,728,211)	$(12,367,132)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$167.01	$(88.76)	$(136.03)	$(37.40)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$69.64	$(29.06)	$(47.71)	$(10.04)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

On January 31, 2019, the Partnership fully redeemed its investment in Willowbrige Master. Also, effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership.

Effective on or about February 1, 2019, the Partnership allocated a portion of its assets to John Street Capital LLP (“John Street”), which is managed and traded by John Street pursuant to John Street’s Systematic Strategy Program.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

On or about March 26, 2019, the Limited Partnership Agreement of the Partnership was amended and restated to extend the term of the Partnership from December 31, 2019 to December 31, 2055, effective March 31, 2019.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2019, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	6,495.6793	60.9%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2018 and 2017 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018 $183,603

2017 $131,017

(2) Audit-Related Fees. None

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

 Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Condensed Schedules of Investments at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

Notes to Financial Statements.

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

(l)

10th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 28, 2018 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 5, 2018 and incorporated herein by reference).

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

(c)

Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2018 and incorporated herein by reference).

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

(c)

Termination of Management Agreement among the Partnership, the General Partner and Systematica Investments Limited effective October 31, 2018 (filed as Item 1.02 to the Current Report on Form 8-K filed on November 6, 2018 and incorporate herein by reference).

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

99.1	Financial Statements of CMF Winton Master L.P.

99.2	Financial Statements of CMF TT II, LLC.

99.3	Financial Statements of CMF Willowbridge Master Fund L.P.

99.4	Financial Statements of CMF FORT Contrarian Master Fund LLC.

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
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan	Feta Zabeli	Matthew R. Graver
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.