Form 10-Q
period 2019-03-31
CERES ORION L.P.
filed 2019-05-09
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes   No X

As of April 30, 2019, 198,906.5438 Limited Partnership Class A Redeemable Units were outstanding and 3,888.1482 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Funds(1), at fair value	$422,090,380	$606,579,513
Redemptions receivable from the Funds	17,013,858	15,961,188

Equity in trading account:
Unrestricted cash	133,086,657	727,149
Restricted cash	28,764,241	-
Net unrealized appreciation on open forward contracts	-	29,057

Total equity in trading account	161,850,898	756,206

Interest receivable	240,735	-

Total assets	$601,195,871	$623,296,907

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$12,306,587	$-
Accrued expenses:
Ongoing selling agent fees	3,131,288	1,777,733
Management fees	482,857	512,011
General Partner fees	365,845	388,049
Incentive fees	311,667	-
Professional fees	405,312	371,405
Subscriptions payable to the Funds	-	261,448
Redemptions payable to Limited Partners	17,760,711	13,927,786

Total liabilities	34,764,267	17,238,432

Partners’ Capital:
General Partner, Class Z, 6,495.6793 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	7,041,971	6,716,925
Limited Partners, Class A, 204,457.2408 and 228,146.2478 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	555,054,777	595,031,425
Limited Partners, Class Z, 3,998.5722 and 4,168.1552 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	4,334,856	4,310,125

Total partners’ capital (net asset value)	566,431,604	606,058,475

Total liabilities and partners’ capital	$601,195,871	$623,296,907

Net asset value per Redeemable Unit:
Class A	$2,714.77	$2,608.11

Class Z	$1,084.10	$1,034.06

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	722	$(65,832)	(0.01)%
Energy	6,123	5,889,458	1.04
Grains	19,130	(28,116,311)	(4.96)
Indices	749	429,965	0.08
Interest Rates U.S.	52	152,656	0.03
Interest Rates Non-U.S.	7,252	3,251,893	0.57
Livestock	2,942	(1,595,575)	(0.28)
Metals	2,387	2,714,858	0.48
Softs	9,015	(6,959,934)	(1.24)

Total futures contracts purchased		(24,298,822)	(4.29)

Futures Contracts Sold
Currencies	906	(196,560)	(0.03)
Energy	6,772	(7,968,223)	(1.41)
Grains	20,111	14,704,205	2.60
Indices	1,616	(312,312)	(0.06)
Interest Rates U.S.	378	(344,281)	(0.06)
Interest Rates Non-U.S.	566	(456,418)	(0.08)
Livestock	2,748	901,520	0.16
Metals	2,326	(3,937,857)	(0.70)
Softs	9,930	9,602,161	1.70

Total futures contracts sold		11,992,235	2.12

Net unrealized depreciation on open futures contracts		$(12,306,587)	(2.17)%

Investment in the Funds
CMF Winton Master L.P.		$132,132,120	23.33%
CMF TT II, LLC		143,119,551	25.27
CMF FORT Contrarian Master Fund LLC		146,838,709	25.92

Total investment in the Funds		$422,090,380	74.52%

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$431,674	$412,887
Interest income allocated from the Funds	2,510,000	2,187,501

Total investment income	2,941,674	2,600,388

Expenses:
Expenses allocated from the Funds	765,931	1,517,541
Clearing fees related to direct investments	1,072,804	120,835
Ongoing selling agent fees	4,077,320	4,101,475
Management fees	1,455,662	2,023,092
General Partner fees	1,097,656	1,467,907
Incentive fees	311,667	-
Professional fees	321,020	392,533

Total expenses	9,102,060	9,623,383

Net investment loss	(6,160,386)	(7,022,995)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	16,358,172	(3,803,252)
Net realized gains (losses) on closed contracts allocated from the Funds	3,505,721	(9,603,279)
Net change in unrealized gains (losses) on open contracts	(12,351,593)	(4,650,847)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	21,006,456	(5,441,998)

Total trading results	28,518,756	(23,499,376)

Net income (loss)	$22,358,370	$(30,522,371)

Net income (loss) per Redeemable Unit*:
Class A	$106.66	$(111.83)

Class Z	$50.04	$(37.68)

Weighted average Redeemable Units outstanding:
Class A	219,198.7898	270,772.7551

Class Z	10,614.1822	11,157.2022

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions - Limited Partners	2,398,208	928.5660	20,000	19.5530	2,418,208	948.1190
Redemptions - Limited Partners	(64,207,160)	(24,617.5730)	(196,289)	(189.1360)	(64,403,449)	(24,806.7090)
Net income (loss)	21,832,304	-	526,066	-	22,358,370	-

Partners’ Capital, March 31, 2019	$555,054,777	204,457.2408	$11,376,827	10,494.2515	$566,431,604	214,951.4923

Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	10,407,208	3,641.1040	675,000	604.1130	11,082,208	4,245.2170
Redemptions - General Partner	-	-	(1,300,011)	(1,122.7120)	(1,300,011)	(1,122.7120)
Redemptions - Limited Partners	(36,052,357)	(12,781.3140)	(11,136)	(10.3180)	(36,063,493)	(12,791.6320)
Net income (loss)	(30,148,460)	-	(373,911)	-	(30,522,371)	-

Partners’ Capital, March 31, 2018	$729,744,164	262,910.9458	$11,985,096	11,044.8765	$741,729,260	273,955.8223

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

As of March 31, 2019, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”) and John Street Capital LLP (“John Street”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also, effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. References herein to “Advisors” may include, as relevant, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective on or about February 1, 2019, John Street directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program.

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

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The Partnership, CMF Winton Master L.P. (“Winton Master”) and CMF TT II, LLC (“Transtrend Master”) have, and (prior to its termination) Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Winton Master, Transtrend Master and FORT Contrarian Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Willowbridge Master.

Effective July 12, 2017, Winton Master, Transtrend Master and prior to its termination, Willowbridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge was party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. The ongoing selling agent fee is $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Units will not exceed 2.00% of adjusted month-end net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The ongoing selling agent fee amount is reduced by applicable floor brokerage fees. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage fees. The ongoing selling agent fee for Class A Redeemable Units will not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

Effective April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in Winton Master based on Winton Master’s net asset value per Redeemable Unit as calculated by Winton Master. The Partnership carries its investment in Transtrend Master and FORT Contrarian Master based on the Partnership’s (1) net contributions to Transtrend Master and FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master and FORT Contrarian Master. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by the Willowbridge Master.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $28,764,241 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $2,454,572 (cost of $2,470,521) and $0 at March 31, 2019 and December 31, 2018, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Class A		Class Z	Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$134.58		$53.80	$(86.07)		$(33.27)
Net investment loss	(27.92)		(3.76)	(25.76)		(4.41)

Increase (decrease) for the period	106.66		50.04	(111.83)		(37.68)
Net asset value per Redeemable Unit, beginning of period	2,608.11		1,034.06	2,887.46		1,122.81

Net asset value per Redeemable Unit, end of period	$2,714.77		$1,084.10	$2,775.63		$1,085.13

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Class A		Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.2)%		(1.3)%	(3.7)%		(1.7)%

Operating expenses	6.3%		3.3%	5.0%		3.0%
Incentive fees	0.1%		0.1%	(0.0)	%****	(0.0)	%****

Total expenses	6.4%		3.4%	5.0%		3.0%

Total return:
Total return before incentive fees	4.1%		4.9%	(3.9)%		(3.4)%
Incentive fees	(0.0)	%****	(0.1)%	(0.0)	%****	(0.0)	%****

Total return after incentive fees	4.1%		4.8%	(3.9)%		(3.4)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 64,163 and 12,333, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 0 and 1,392, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were $0 and $495,821,858, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of March 31, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2019	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$50,604,895	$(50,604,895)	$-	$-	$-	$-

Total assets	$50,604,895	$(50,604,895)	$-	$-	$-	$-

Liabilities
Futures	$(62,911,482)	$50,604,895	$(12,306,587)	$-	$12,306,587	$-

Total liabilities	$(62,911,482)	$50,604,895	$(12,306,587)	$-	$12,306,587	$-

Net fair value						$-	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Total assets	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Liabilities
Forwards	$(108,245)	$108,245	$-	$-	$-	$-

Total liabilities	$(108,245)	$108,245	$-	$-	$-	$-

Net fair value						$29,057	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
Assets
Futures Contracts
Currencies	$115,513
Energy	10,637,241
Grains	15,162,522
Indices	708,934
Interest Rates U.S.	154,844
Interest Rates Non-U.S.	3,273,016
Livestock	2,758,265
Metals	3,578,466
Softs	14,216,094

Total unrealized appreciation on open futures contracts	50,604,895

Liabilities
Futures Contracts
Currencies	(377,905)
Energy	(12,716,006)
Grains	(28,574,628)
Indices	(591,281)
Interest Rates U.S.	(346,469)
Interest Rates Non-U.S.	(477,541)
Livestock	(3,452,320)
Metals	(4,801,465)
Softs	(11,573,867)

Total unrealized depreciation on open futures contracts	(62,911,482)

Net unrealized depreciation on open futures contracts	$(12,306,587)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2018
Assets
Forward Contracts
Metals	$137,302

Total unrealized appreciation on open forward contracts	137,302

Liabilities
Forward Contracts
Metals	(108,245)

Total unrealized depreciation on open forward contracts	(108,245)

Net unrealized appreciation on open forward contracts	$29,057	**

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
Sector	2019		2018
Currencies	$801,575		$(1,391,084)
Energy	3,518,985		616,712
Grains	(2,430,152)		(2,292,174)
Indices	(515,130)		(4,052,494)
Interest Rates U.S.	(422,094)		(1,936,095)
Interest Rates Non-U.S.	4,091,827		1,049,483
Livestock	186,593		(35,210)
Metals	(1,473,060)		(634,887)
Softs	248,035		221,650

Total	$4,006,579	***	$(8,454,099)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$50,604,895	$50,604,895	$-	$-

Total assets	$50,604,895	$50,604,895	$-	$-

Liabilities
Futures	$62,911,482	$62,911,482	$-	$-

Total liabilities	$62,911,482	$62,911,482	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Forwards	$137,302	$-	$137,302	$-

Total assets	$137,302	$-	$137,302	$-

Liabilities
Forwards	$108,245	$-	$108,245	$-

Total liabilities	$108,245	$-	$108,245	$-

6.	Investment in the Funds:

On November 1, 2004, the assets allocated to Winton for trading were invested in Winton Master, a limited partnership organized under the partnership laws of the State of New York. Winton Master permits accounts managed by Winton using the Diversified Macro Strategies (formerly, the “Winton Futures Program”), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Winton have agreed that Winton will trade the Partnership’s assets allocated to Winton at a level that is up to 1.5 times the amount of assets allocated.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Willowbridge Master on January 31, 2019.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2019.

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

Management fees, ongoing selling agent fees, General Partner fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend, which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of March 31, 2019, the Partnership owned approximately 42.8% of Winton Master, 99.0% of Transtrend Master and 86.3% of FORT Contrarian Master. At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$321,815,388	$13,363,934	$308,451,454
Transtrend Master	153,514,040	8,931,682	144,582,358
FORT Contrarian Master	172,460,627	2,623,913	169,836,714

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$352,978,637	$13,779,023	$339,199,614
Transtrend Master	150,331,839	533,135	149,798,704
Willowbridge Master	192,211,165	43,829,178	148,381,987
FORT Contrarian Master	180,042,210	1,648,773	178,393,437

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,665,854	$3,237,333	$4,903,187
Transtrend Master	104,673	6,864,507	6,969,180
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	803,870	19,700,082	20,503,952

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,096,751	$(11,736,511)	$(10,639,760)
Transtrend Master	(149,393)	(13,329,963)	(13,479,356)
Willowbridge Master	131,915	5,989,417	6,121,332
FORT Contrarian Master (b)	251,234	(4,009,717)	(3,758,483)

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	Summarized information presented is for the three months ended March 31, 2018. The Partnership first invested in Fort Contrarian Master on February 1, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	March 31, 2019		For the three months ended March 31, 2019
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Winton Master	23.33%	$132,132,120	$2,095,051	$39,611	$6,999	$-	$-	$2,048,441	Commodity Portfolio	Monthly
Transtrend Master	25.27%	143,119,551	7,408,689	210,102	-	303,052	-	6,895,535	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	25.92%	146,838,709	17,912,694	102,244	14,770	-	-	17,795,680	Commodity Portfolio	Monthly

Total		$422,090,380	$27,022,177	$436,033	$26,846	$303,052	$-	$26,256,246

	December 31, 2018		For the three months ended March 31, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Winton Master	25.30%	$153,304,033	$(3,556,924)	$58,878	$7,679	$-	$-	$(3,623,481)	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	(12,768,078)	260,797	194	403,247	47,039	(13,479,355)	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	6,248,699	638,607	16,278	-	-	5,593,814	Commodity Portfolio	Monthly
FORT Contrarian Master (b)	25.75%	156,038,134	(2,781,473)	75,469	9,353	-	-	(2,866,295)	Commodity Portfolio	Monthly

Total		$606,579,513	$(12,857,776)	$1,033,751	$33,504	$403,247	$47,039	$(14,375,317)

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through March 31, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.0% to 24.3% of the Partnership’s/Funds’ contracts are traded OTC.

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

On April 1, 2019, the Partnership allocated a portion of its assets to Northlander Commodity Advisors LLP (“Northlander”), which is invested in CMF NL Master Fund LLC and is traded by Northlander pursuant to Northlander’s Commodity Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2019.

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

For the three months ended March 31, 2019, the Partnership’s capital decreased 6.5% from $606,058,475 to $566,431,604. This decrease was attributable to redemptions of 24,617.5730 Class A limited partner Redeemable Units totaling $64,207,160 and redemptions of 189.1360 Class Z limited partner Redeemable Units totaling $196,289, which was partially offset by subscriptions of 928.5660 Class A limited partner Redeemable Units totaling $2,398,208, subscriptions of 19.5530 Class Z limited partner Redeemable Units totaling $20,000 and net income of $22,358,370. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class A increased 4.1% from $2,608.11 to $2,714.77, as compared to a decrease of 3.9% in the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class Z increased 4.8% from $1,034.06 to $1,084.10, as compared to a decrease of 3.4% in the first quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $28,518,756. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, softs and indices and were partially offset by losses in energy, U.S. interest rates, livestock and metals. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $23,499,376. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, indices and metals and were partially offset by gains in U.S. and non-U.S. interest rates and softs.

During the first quarter, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. In the agricultural markets, gains were recorded during February from short positions in wheat futures and during March from short positions in coffee and sugar futures as prices declined amid growing global commodity supply gluts. Additional gains were achieved within the currency sector during February and March from short positions in the euro as the relative value of the Eurozone’s currency weakened on speculation of stagnating economic growth in Europe. The Partnership’s overall trading gains for the quarter were partially offset by trading losses incurred during January in metals from short positions in copper, aluminum, nickel, and zinc futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Smaller losses were experienced within the energy sector during January and February from short positions in crude oil futures as global oil prices moved higher.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Winton Master’s or, prior to its termination, Willowbridge Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2019 and 2018 increased by $341,286 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2019 increased by $951,969 as compared to the corresponding period in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, they must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2019 decreased by $24,155 as compared to the corresponding period in 2018. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2019 decreased by $667,625 as compared to the corresponding period in 2018. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2019 decreased by $370,251 as compared to the corresponding period in 2018. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2019 resulted in incentive fees of $311,667. Trading performance for the three months ended March 31, 2018 resulted in incentive fees of $47,039. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2019 and December 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		March 31, 2019		December 31, 2018
Advisor	March 31, 2019	(percentage of Partners’ Capital)	December 31, 2018	(percentage of Partners’ Capital)
Winton	$132,240,425	23%	$153,404,221	25%
Transtrend	$142,596,719	25%	$148,199,017	24%
Willowbridge	$-	0%	$148,560,121	25%
FORT	$146,398,902	26%	$155,895,116	26%
John Street	$145,195,558	26%	$-	0%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of John Street, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. John Street directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by John Street) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the Partnership’s total capitalization was $566,431,604.

	March 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$27,876,373	4.92%
Energy	8,096,690	1.43
Grains	8,797,261	1.56
Indices	15,586,804	2.75
Interest Rates U.S.	1,572,268	0.28
Interest Rates Non-U.S.	14,003,026	2.47
Livestock	3,183,012	0.56
Metals	6,578,164	1.16
Softs	9,146,972	1.61

Total	$94,840,570	16.74%

As of December 31, 2018, the Partnership’s total capitalization was $606,058,475.

	December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$26,292,766	4.34%
Energy	25,577,018	4.22
Grains	3,641,022	0.60
Indices	8,935,678	1.47
Interest Rates U.S.	1,134,003	0.19
Interest Rates Non-U.S.	10,184,098	1.68
Livestock	899,348	0.15
Metals	6,917,867	1.14
Softs	3,222,764	0.53

Total	$86,804,564	14.32%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of March 31, 2019 and indirect investments in the Funds by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,398,697	0.60%	$7,678,836	$1,663,720	$3,846,799
Energy	5,141,796	0.91	6,199,744	3,828,224	4,589,376
Grains	5,025,775	0.89	5,315,583	2,721,820	4,132,600
Indices	3,277,419	0.58	5,066,479	1,510,843	3,057,519
Interest Rates U.S.	204,160	0.04	745,789	204,160	555,778
Interest Rates Non-U.S.	2,832,141	0.50	2,872,544	1,608,740	2,649,412
Livestock	2,018,341	0.36	5,427,760	2,018,341	3,725,510
Metals	1,925,652	0.34	2,706,914	1,702,822	2,044,602
Softs	5,091,757	0.90	5,091,757	2,674,544	3,803,670

Total	$28,915,738	5.12%

*	Average of daily Values at Risk.

At March 31, 2019, Winton Master’s total capitalization was $308,451,454 and the Partnership owned approximately 42.8% of Winton Master. As of March 31, 2019, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$16,895,739	5.48%	$16,895,739	$12,406,971	$14,351,796
Energy	3,268,141	1.06	8,028,684	2,167,080	3,734,147
Grains	2,728,614	0.88	2,775,897	2,187,304	2,531,325
Indices	4,188,343	1.36	4,194,397	1,577,678	2,505,334
Interest Rates U.S.	309,699	0.10	397,231	206,946	270,928
Interest Rates Non-U.S.	1,689,302	0.55	3,164,144	1,615,972	2,211,147
Livestock	387,222	0.13	436,246	263,670	346,061
Metals	5,290,644	1.72	5,614,699	3,223,828	4,512,836
Softs	2,841,292	0.92	3,145,874	2,506,232	2,699,283

Total	$37,598,996	12.20%

*	Average of daily Values at Risk.

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

At March 31, 2019, Transtrend Master’s total capitalization was $144,582,358 and the Partnership owned approximately 99.0% of Transtrend Master. As of March 31, 2019, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$15,083,500	10.43%	$17,303,587	$11,625,098	$14,459,827
Energy	1,349,669	0.93	1,512,080	334,412	1,002,763
Grains	2,629,939	1.82	2,849,347	2,231,099	2,484,625
Indices	5,329,756	3.69	5,919,446	922,308	3,000,325
Interest Rates U.S.	1,087,946	0.75	1,984,127	141,476	1,047,657
Interest Rates Non-U.S.	7,476,880	5.17	7,681,001	1,782,232	6,454,328
Livestock	1,009,030	0.70	1,218,635	781,176	1,040,744
Metals	2,373,087	1.64	5,493,816	1,602,890	3,154,694
Softs	2,867,820	1.98	3,148,427	1,818,523	2,403,993

Total	$39,207,627	27.11%

*	Average of daily Values at Risk.

At December 31, 2018, Transtrend Master’s total capitalization was $149,798,704 and the Partnership owned approximately 99.2% of Transtrend Master. As of December 31, 2018, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$12,331,353	8.23%	$19,222,620	$8,109,796	$10,820,662
Energy	1,228,141	0.82	6,013,369	812,464	2,621,713
Grains	2,609,261	1.74	2,957,016	685,065	1,776,595
Indices	3,385,302	2.26	17,625,278	2,908,791	7,919,437
Interest Rates U.S.	719,455	0.48	7,092,824	719,455	3,710,765
Interest Rates Non-U.S.	5,839,638	3.90	11,024,881	3,126,621	7,210,548
Livestock	781,176	0.52	907,390	39,184	426,726
Metals	4,922,449	3.29	5,461,194	733,411	2,367,116
Softs	1,818,523	1.21	2,960,661	148,348	2,143,325

Total	$33,635,298	22.45%

*	Annual average of daily Values at Risk.

At March 31, 2019, Fort Contrarian Master’s total capitalization was $169,836,714 and the Partnership owned approximately 86.3% of Fort Contrarian Master. As of March 31, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,680,921	1.58%	$2,722,342	$1,601,906	$2,168,042
Energy	254,876	0.15	705,071	126,587	329,643
Indices	6,072,209	3.58	6,167,567	3,563,636	5,170,435
Interest Rates U.S.	183,650	0.11	820,972	135,327	541,756
Interest Rates Non-U.S.	3,529,261	2.08	4,627,290	2,496,353	3,822,071
Metals	44,913	0.03	301,202	44,913	141,902

Total	$12,765,830	7.53%

*	Average of daily Values at Risk.

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

As of January 31, 2019, the Partnership redeemed its investment in Willowbridge Master. At December 31, 2018, Willowbridge Master’s total capitalization was $148,381,987 and the Partnership owned 100.0% of Willowbridge Master. As of December 31, 2018, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were subscriptions of 928.5660 Class A Redeemable Units totaling $2,398,208 and subscriptions of 19.5530 Class Z Redeemable Units totaling $20,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

					(c) Total Number of	(d) Maximum Number
					Redeemable	(or Approximate
		Class A		Class Z	Units Purchased	Dollar Value) of
	Class A	(b) Average	Class Z	(b) Average	as Part of	Redeemable Units
	(a) Total Number of	Price Paid per	(a) Total Number of	Price Paid per	Publicly	that May Yet Be
	Redeemable	Redeemable	Redeemable	Redeemable	Announced	Purchased Under the
Period	Units Purchased*	Unit**	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2019 - January 31, 2019	10,829.9060	$2,572.39	26.3590	$1,021.02	N/A	N/A
February 1, 2019 - February 28, 2019	7,264.1770	$2,565.83	115.7920	$1,022.86	N/A	N/A
March 1, 2019 - March 31, 2019	6,523.4900	$2,714.77	46.9850	$1,084.10	N/A	N/A
	24,617.5730	$2,608.18	189.1360	$1,037.82

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

Date: May 9, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.