Form 10-Q
period 2019-06-30
CERES ORION L.P.
filed 2019-08-08
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-50271

CERES ORION L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes    No X

As of July 31, 2019, 183,563.0658 Limited Partnership Class A Redeemable Units were outstanding and 4,205.6862 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	June 30,	December 31,
	2019	2018
	(Unaudited)

Assets:
Investment in the Funds(1), at fair value	$387,614,816	$606,579,513
Redemptions receivable from the Funds	13,368,555	15,961,188

Equity in trading account:
Unrestricted cash	111,302,289	727,149
Restricted cash	27,625,724	-
Net unrealized appreciation on open futures contracts	8,827,345	-
Net unrealized appreciation on open forward contracts	-	29,057

Total equity in trading account	147,755,358	756,206

Interest receivable	219,814	-

Total assets	$548,958,543	$623,296,907

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$2,790,604	$1,777,733
Management fees	467,332	512,011
General Partner fees	341,111	388,049
Incentive fees	2,505,008	-
Professional fees	391,183	371,405
Subscriptions payable to the Funds	-	261,448
Redemptions payable to General Partner	339,985	-
Redemptions payable to Limited Partners	11,848,031	13,927,786

Total liabilities	18,683,254	17,238,432

Partners’ Capital:
General Partner, Class Z, 5,058.6813 and 6,495.6793 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	5,575,854	6,716,925
Limited Partners, Class A, 189,398.5918 and 228,146.2478 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	520,413,784	595,031,425
Limited Partners, Class Z, 3,888.1482 and 4,168.1552 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	4,285,651	4,310,125

Total partners’ capital (net asset value)	530,275,289	606,058,475

Total liabilities and partners’ capital	$548,958,543	$623,296,907

Net asset value per Redeemable Unit:
Class A	$2,747.72	$2,608.11

Class Z	$1,102.23	$1,034.06

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	1,316	$162,226	0.03%
Energy	4,727	2,575,161	0.49
Grains	11,899	(1,799,851)	(0.34)
Indices	1,169	160,437	0.03
Interest Rates U.S.	57	62,063	0.01
Interest Rates Non-U.S.	7,463	5,556,946	1.05
Livestock	3,150	(3,293,415)	(0.62)
Metals	2,074	2,001,308	0.37
Softs	10,142	5,148,581	0.97

Total futures contracts purchased		10,573,456	1.99

Futures Contracts Sold
Currencies	372	(62,163)	(0.01)
Energy	5,016	(4,025,260)	(0.76)
Grains	11,188	3,969,154	0.75
Indices	1,296	(395,824)	(0.07)
Interest Rates U.S.	2	(125)	(0.00) *
Interest Rates Non-U.S.	508	(72,413)	(0.01)
Livestock	3,076	3,790,854	0.71
Metals	2,447	(1,992,975)	(0.38)
Softs	11,167	(2,957,359)	(0.56)

Total futures contracts sold		(1,746,111)	(0.33)

Net unrealized appreciation on open futures contracts		$8,827,345	1.66%

Investment in the Funds
CMF Winton Master L.P.		$109,529,650	20.66%
CMF TT II, LLC		122,518,634	23.10
CMF FORT Contrarian Master Fund LLC		138,146,039	26.05
CMF NL Master Fund LLC		17,420,493	3.29

Total investment in the Funds		$387,614,816	73.10%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$673,546	$327,610	$1,105,220	$740,497
Interest income allocated from the Funds	2,046,969	2,422,699	4,556,969	4,610,200

Total investment income	2,720,515	2,750,309	5,662,189	5,350,697

Expenses:
Expenses allocated from the Funds	727,683	1,227,753	1,493,614	2,745,294
Clearing fees related to direct investments	1,454,628	94,644	2,527,432	215,479
Ongoing selling agent fees	2,477,260	3,689,567	6,554,580	7,791,042
Management fees	1,409,275	1,822,392	2,864,937	3,845,484
General Partner fees	1,046,236	1,395,395	2,143,892	2,863,302
Incentive fees	2,193,341	-	2,505,008	-
Professional fees	312,508	374,686	633,528	767,219

Total expenses	9,620,931	8,604,437	18,722,991	18,227,820

Net investment loss	(6,900,416)	(5,854,128)	(13,060,802)	(12,877,123)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(13,950,590)	(2,489,576)	2,407,582	(6,292,828)
Net realized gains (losses) on closed contracts allocated from the Funds	13,767,672	12,510,258	17,273,393	2,906,979
Net change in unrealized gains (losses) on open contracts	21,177,421	764,883	8,825,828	(3,885,964)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(7,282,711)	7,389,408	13,723,745	1,947,410

Total trading results	13,711,792	18,174,973	42,230,548	(5,324,403)

Net income (loss)	$6,811,376	$12,320,845	$29,169,746	$(18,201,526)

Net income (loss) per Redeemable Unit*:
Class A	$32.95	$46.15	$139.61	$(65.68)

Class Z	$18.13	$23.63	$68.17	$(14.05)

Weighted average Redeemable Units outstanding:
Class A	199,074.2741	260,312.4265	209,136.5320	265,542.5908

Class Z	9,668.2715	11,358.3275	10,141.2268	11,257.7648

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	21,345,723	7,562.8080	1,175,000	1,061.9520	22,520,723	8,624.7600
Redemptions - General Partner	-	-	(1,300,011)	(1,122.7120)	(1,300,011)	(1,122.7120)
Redemptions - Limited Partners	(72,282,585)	(25,694.3800)	(37,069)	(33.7070)	(72,319,654)	(25,728.0870)
Net income (loss)	(18,096,216)	-	(105,310)	-	(18,201,526)	-

Partners’ Capital, June 30, 2018	$716,504,695	253,919.5838	$12,727,764	11,479.3265	$729,232,459	265,398.9103

Partners’ Capital, March 31, 2018	$729,744,164	262,910.9458	$11,985,096	11,044.8765	$741,729,260	273,955.8223
Subscriptions - Limited Partners	10,938,515	3,921.7040	500,000	457.8390	11,438,515	4,379.5430
Redemptions - Limited Partners	(36,230,228)	(12,913.0660)	(25,933)	(23.3890)	(36,256,161)	(12,936.4550)
Net income (loss)	12,052,244	-	268,601	-	12,320,845	-

Partners’ Capital, June 30, 2018	$716,504,695	253,919.5838	$12,727,764	11,479.3265	$729,232,459	265,398.9103

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions - Limited Partners	3,048,208	1,167.7820	20,000	19.5530	3,068,208	1,187.3350
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(106,112,471)	(39,915.4380)	(318,605)	(299.5600)	(106,431,076)	(40,214.9980)
Net income (loss)	28,446,622	-	723,124	-	29,169,746	-

Partners’ Capital, June 30, 2019	$520,413,784	189,398.5918	$9,861,505	8,946.8295	$530,275,289	198,345.4213

Partners’ Capital, March 31, 2019	$555,054,777	204,457.2408	$11,376,827	10,494.2515	$566,431,604	214,951.4923
Subscriptions - Limited Partners	650,000	239.2160	-	-	650,000	239.2160
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(41,905,311)	(15,297.8650)	(122,316)	(110.4240)	(42,027,627)	(15,408.2890)
Net income (loss)	6,614,318	-	197,058	-	6,811,376	-

Partners’ Capital, June 30, 2019	$520,413,784	189,398.5918	$9,861,505	8,946.8295	$530,275,289	198,345.4213

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), FORT Contrarian Master (as defined below) and NL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of June 30, 2019, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital LLP (“John Street”) and Northlander Commodity Advisors LLP (“Northlander”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. References herein to “Advisors” may include, as relevant, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) is also a foreign exchange forward contract counterparty for certain Funds. During the prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The Partnership, CMF Winton Master L.P. (“Winton Master”) and CMF TT II, LLC (“Transtrend Master”) have, and (prior to its termination) Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Winton Master, Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Willowbridge Master.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in Winton Master based on Winton Master’s net asset value per Redeemable Unit as calculated by Winton Master. The Partnership carries its investment in Transtrend Master, FORT Contrarian Master and NL Master based on the Partnership’s (1) net contributions to Transtrend Master, FORT Contrarian Master and NL Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, FORT Contrarian Master and NL Master. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by Willowbridge Master.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $27,625,724 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(130,817) (proceeds of $158,357) and $0 at June 30, 2019 and December 31, 2018, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$67.19	$26.87	$68.50	$26.83	$201.47	$80.44	$(17.51)		$(6.45)
Net investment loss	(34.24)	(8.74)	(22.35)	(3.20)	(61.86)	(12.27)	(48.17)		(7.60)

Increase (decrease) for the period	32.95	18.13	46.15	23.63	139.61	68.17	(65.68)		(14.05)
Net asset value per Redeemable Unit, beginning of period	2,714.77	1,084.10	2,775.63	1,085.13	2,608.11	1,034.06	2,887.46		1,122.81

Net asset value per Redeemable Unit, end of period	$2,747.72	$1,102.23	$2,821.78	$1,108.76	$2,747.72	$1,102.23	$2,821.78		$1,108.76

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.9)%	(2.0)%	(3.2)%	(1.2)%	(4.3)%	(2.0)%	(3.5)%		(1.6)%

Operating expenses	5.5%	3.6%	4.7%	2.7%	5.9%	3.5%	4.9%		2.9%
Incentive fees	0.4%	0.4%	-%	-%	0.4%	0.5%	0.0	%****	0.0	%****

Total expenses	5.9%	4.0%	4.7%	2.7%	6.3%	4.0%	4.9%		2.9%

Total return:
Total return before incentive fees	1.6%	2.1%	1.7%	2.2%	5.8%	7.1%	(2.3)%		(1.3)%
Incentive fees	(0.4)%	(0.4)%	-%	-%	(0.4)%	(0.5)%	(0.0)	%****	(0.0)	%****

Total return after incentive fees	1.2%	1.7%	1.7%	2.2%	5.4%	6.6%	(2.3)%		(1.3)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 88,393 and 9,493, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 76,278 and 10,913, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 0 and 711, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 0 and 1,052, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were $0 and $482,539,603, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were $0 and $489,180,730, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$43,478,499	$(34,651,154)	$8,827,345	$-	$-	$8,827,345

Total assets	$43,478,499	$(34,651,154)	$8,827,345	$-	$-	$8,827,345

Liabilities
Futures	$(34,651,154)	$34,651,154	$-	$-	$-	$-

Total liabilities	$(34,651,154)	$34,651,154	$-	$-	$-	$-

Net fair value						$8,827,345	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Total assets	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Liabilities
Forwards	$(108,245)	$108,245	$-	$-	$-	$-

Total liabilities	$(108,245)	$108,245	$-	$-	$-	$-

Net fair value						$29,057	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Currencies	$232,779
Energy	9,546,413
Grains	11,521,919
Indices	259,665
Interest Rates U.S.	62,633
Interest Rates Non-U.S.	5,653,813
Livestock	4,824,582
Metals	2,376,808
Softs	8,999,887

Total unrealized appreciation on open futures contracts	43,478,499

Liabilities
Futures Contracts
Currencies	(132,716)
Energy	(10,996,512)
Grains	(9,352,616)
Indices	(495,052)
Interest Rates U.S.	(695)
Interest Rates Non-U.S.	(169,280)
Livestock	(4,327,143)
Metals	(2,368,475)
Softs	(6,808,665)

Total unrealized depreciation on open futures contracts	(34,651,154)

Net unrealized appreciation on open futures contracts	$8,827,345	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2019		2018		2019		2018
Currencies	$(810,777)		$(1,155,135)		$(9,202)		$(2,546,219)
Energy	(2,641,175)		3,342,796		877,810		3,959,508
Grains	(1,169)		(673,407)		(2,431,321)		(2,965,581)
Indices	(2,154,231)		(2,032,706)		(2,669,361)		(6,085,200)
Interest Rates U.S.	52,805		51,045		(369,289)		(1,885,050)
Interest Rates Non-U.S.	4,753,766		(710,168)		8,845,593		339,315
Livestock	3,363,126		(170,217)		3,549,719		(205,427)
Metals	3,213,206		(775,353)		1,740,146		(1,410,240)
Softs	1,451,280		398,452		1,699,315		620,102

Total	$7,226,831	***	$(1,724,693)	***	$11,233,410	***	$(10,178,792)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$43,478,499	$43,478,499	$-	$-

Total assets	$43,478,499	$43,478,499	$-	$-

Liabilities
Futures	$34,651,154	$34,651,154	$-	$-

Total liabilities	$34,651,154	$34,651,154	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Forwards	$137,302	$-	$137,302	$-

Total assets	$137,302	$-	$137,302	$-

Liabilities
Forwards	$108,245	$-	$108,245	$-

Total liabilities	$108,245	$-	$108,245	$-

6.	Investment in the Funds:

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

On April 1, 2019, the assets allocated to Northlander for trading were invested in NL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master permits accounts managed by Northlander using Northlander’s Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of NL Master. Individual and pooled accounts currently managed by Northlander, including the Partnership, are permitted to be members of NL Master. The Trading Manager and Northlander believe that trading through this structure promotes efficiency and economy in the trading process.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Willowbridge Master on January 31, 2019.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2019.

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

As of June 30, 2019, the Partnership owned approximately 40.1% of Winton Master, 98.9% of Transtrend Master, 84.6% of FORT Contrarian Master and 74.1% of NL Master. At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$289,255,895	$16,705,025	$272,550,870
Transtrend Master	125,128,216	1,200,459	123,927,757
FORT Contrarian Master	163,543,136	594,639	162,948,497
NL Master	23,676,559	196,493	23,480,066

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$352,978,637	$13,779,023	$339,199,614
Transtrend Master	150,331,839	533,135	149,798,704
Willowbridge Master	192,211,165	43,829,178	148,381,987
FORT Contrarian Master	180,042,210	1,648,773	178,393,437

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,438,747	$(2,818,288)	$(1,379,541)
Transtrend Master	36,224	662,438	698,662
FORT Contrarian Master	765,106	9,385,122	10,150,228
NL Master	47,535	(1,353,287)	(1,305,752)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$3,104,601	$419,045	$3,523,646
Transtrend Master	140,897	7,526,945	7,667,842
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	1,568,976	29,085,204	30,654,180
NL Master (b)	47,535	(1,353,287)	(1,305,752)

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,271,544	$15,346,120	$16,617,664
Transtrend Master	(70,079)	8,187,929	8,117,850
Willowbridge Master	332,539	1,079,570	1,412,109
FORT Contrarian Master	482,012	4,767,045	5,249,057

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$2,368,295	$3,609,609	$5,977,904
Transtrend Master	(219,472)	(5,142,034)	(5,361,506)
Willowbridge Master	464,454	7,068,987	7,533,441
FORT Contrarian Master (c)	733,246	757,328	1,490,574

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, commencement of operations for NL Master, through June 30, 2019.
(c)	Summarized information presented is for the six months ended June 30, 2018. The Partnership first invested in Fort Contrarian Master on February 1, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2019		For the three months ended June 30, 2019
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	20.66%	$109,529,650	$(477,493)	$50,364	$6,587	$-	$-	$(534,444)	Commodity Portfolio	Monthly
Transtrend Master	23.10%	122,518,634	1,199,306	222,876	14,335	282,070	-	680,025	Commodity Portfolio	Monthly
FORT Contrarian Master	26.05%	138,146,039	8,732,217	92,845	14,297	-	-	8,625,075	Commodity Portfolio	Monthly
NL Master	3.29%	17,420,493	(922,100)	28,434	15,875	-	-	(966,409)	Commodity Portfolio	Monthly

Total		$387,614,816	$8,531,930	$394,519	$51,094	$282,070	$-	$7,804,247

	June 30, 2019		For the six months ended June 30, 2019
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	20.66%	$109,529,650	$1,617,558	$89,975	$13,586	$-	$-	$1,513,997	Commodity Portfolio	Monthly
Transtrend Master	23.10%	122,518,634	8,607,995	432,978	14,335	585,122	-	7,575,560	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	26.05%	138,146,039	26,644,911	195,089	29,067	-	-	26,420,755	Commodity Portfolio	Monthly
NL Master (b)	3.29%	17,420,493	(922,100)	28,434	15,875	-	-	(966,409)	Commodity Portfolio	Monthly

Total		$387,614,816	$35,554,107	$830,552	$77,940	$585,122	$-	$34,060,493

	December 31, 2018		For the three months ended June 30, 2018
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	25.30%	$153,304,033	$7,392,371	$47,359	$7,504	$-	$-	$7,337,508	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	8,696,244	229,138	-	349,256	-	8,117,850	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	1,717,678	454,531	16,020	-	-	1,247,127	Commodity Portfolio	Monthly
FORT Contrarian Master	25.75%	156,038,134	4,516,072	109,740	14,205	-	-	4,392,127	Commodity Portfolio	Monthly

Total		$606,579,513	$22,322,365	$840,768	$37,729	$349,256	$-	$21,094,612

	December 31, 2018		For the six months ended June 30, 2018
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Winton Master	25.30%	$153,304,033	$3,835,447	$106,237	$15,183	$-	$-	$3,714,027	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	(4,071,834)	489,935	194	752,503	47,039	(5,361,505)	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	7,966,377	1,093,138	32,298	-	-	6,840,941	Commodity Portfolio	Monthly
FORT Contrarian Master (c)	25.75%	156,038,134	1,734,599	185,209	23,558	-	-	1,525,832	Commodity Portfolio	Monthly

Total		$606,579,513	$9,464,589	$1,874,519	$71,233	$752,503	$47,039	$6,719,295

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through June 30, 2019.
(c)	From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through June 30, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 5.5% to 9.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2019.

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

For the six months ended June 30, 2019, the Partnership’s capital decreased 12.5% from $606,058,475 to $530,275,289. This decrease was attributable to redemptions of 39,915.4380 Class A limited partner Redeemable Units totaling $106,112,471, redemptions of 1,436.9980 Class Z General Partner Redeemable Units totaling $1,590,064 and redemptions of 299.5600 Class Z limited partner Redeemable Units totaling $318,605, which was partially offset by subscriptions of 1,167.7820 Class A limited partner Redeemable Units totaling $3,048,208, subscriptions of 19.5530 Class Z limited partner Redeemable Units totaling $20,000 and net income of $29,169,746. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class A increased 1.2% from $2,714.77 to $2,747.72, as compared to an increase of 1.7% in the second quarter of 2018. During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class Z increased 1.7% from $1,084.10 to $1,102.23, as compared to an increase of 2.2% in the second quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $13,711,792. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in currencies, energy, grains and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2018 of $18,174,973. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, livestock, metals and indices.

The Partnership’s most significant gains came from within the global interest rate sector during May and June from long positions in U.S., European, and Asian fixed income futures as central banks across the globe indicated they would fight slowing economic growth with a variety of easing policies. Within the metals markets, gains were experienced during May from short positions in copper and platinum futures as global trade concerns weighed on prices. Additional gains in the metals sector were recorded during April from short positions in aluminum futures as prices retreated amid reports global supplies were expanding. Gains in the global stock index sector were achieved during April and June from long positions in U.S., European, and Asian equity index futures as ebbing trade concerns and supportive fiscal measures buoyed global stocks. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Losses in the agricultural markets were experienced during May and June from short positions in the grains markets as continued adverse weather in the U.S. Midwest threatened to diminish planting acreage. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during May from positions in the Mexican peso and Japanese yen.

During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class A increased 5.4% from $2,608.11 to $2,747.72, as compared to a decrease of 2.3% during the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class Z increased 6.6% from $1,034.06 to $1,102.23, as compared to a decrease of 1.3% during the six months ended June 30, 2018. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2019 of $42,230,548. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, energy, grains, metals and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2018 of $5,324,403. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, livestock, metals and indices and were partially offset by gains in energy, U.S. and non-U.S. interest rates and softs.

The most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during May and June from long positions in U.S., European, and Asian fixed income futures. Within the global stock index markets, gains were primarily recorded during March, April and June from long positions in U.S., European, and Asian equity index futures as positive economic sentiment pushed stock prices higher across the globe. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses incurred during May within the energy sector from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. In the metals markets, losses were experienced during June from short positions in gold, platinum, and silver futures and during January from short positions in copper, aluminum, nickel, and zinc futures. Additional losses were recorded within the agricultural markets during May and June from short positions in the grains markets as continued adverse weather in the U.S. Midwest threatened to diminish planting acreage. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during May from positions in the Mexican peso and Japanese yen.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Winton Master’s, NL Master’s or, prior to its termination, Willowbridge Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended June 30, 2019 decreased by $29,794 as compared to the corresponding period in 2018. Interest income earned by the Partnership for the six months ended June 30, 2019 increased by $311,492 as compared to the corresponding period in 2018. The decrease in interest income was primarily due to lower average daily equity during the three months ended June 30, 2019 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the six months ended June 30, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2019 increased by $1,359,984 and $2,311,953, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, they must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2019 decreased by $1,212,307 and $1,236,462, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2019 decreased by $480,303 and $1,147,928, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average adjusted net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2019 decreased by $349,159 and $719,410, respectively, as compared to the corresponding periods in 2018. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2019 resulted in incentive fees of $2,193,341 and $2,505,008, respectively. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $0 and $47,039, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2019 and March 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		June 30, 2019		March 31, 2019
Advisor	June 30, 2019	(percentage of Partners’ Capital)	March 31, 2019	(percentage of Partners’ Capital)
Winton	$109,648,495	21%	$132,240,425	23%
Transtrend	$122,095,259	23%	$142,596,719	25%
FORT	$136,359,916	26%	$146,398,902	26%
John Street	$144,804,492	27%	$145,195,558	26%
Northlander	$17,367,127	3%	$-	0%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of John Street, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. John Street directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds, as applicable. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed account in the Partnership’s name traded by John Street) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the Partnership’s total capitalization was $530,275,289.

June 30, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,780,010	3.73%
Energy	6,723,289	1.27
Grains	4,243,745	0.80
Indices	15,536,116	2.93
Interest Rates U.S.	2,162,172	0.41
Interest Rates Non-U.S.	13,752,392	2.59
Livestock	4,697,258	0.89
Metals	9,272,232	1.75
Softs	5,775,962	1.09

Total	$81,943,176	15.46%

As of December 31, 2018, the Partnership’s total capitalization was $606,058,475.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$26,292,766	4.34%
Energy	25,577,018	4.22
Grains	3,641,022	0.60
Indices	8,935,678	1.47
Interest Rates U.S.	1,134,003	0.19
Interest Rates Non-U.S.	10,184,098	1.68
Livestock	899,348	0.15
Metals	6,917,867	1.14
Softs	3,222,764	0.53

Total	$86,804,564	14.32%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of June 30, 2019 and indirect investments in the Funds by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and the twelve months ended December 31, 2018, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,829,036	0.34%	$5,481,419	$1,603,586	$2,109,761
Energy	4,434,896	0.84	5,796,513	2,838,201	4,362,081
Grains	2,965,590	0.56	5,590,035	2,597,654	4,097,844
Indices	4,353,733	0.82	5,849,125	1,055,276	2,487,182
Interest Rates U.S.	55,839	0.01	199,786	46,602	111,112
Interest Rates Non-U.S.	3,007,779	0.57	3,251,115	2,743,627	2,940,736
Livestock	4,248,640	0.80	4,248,640	1,637,319	2,200,858
Metals	2,607,435	0.49	3,387,538	1,796,531	2,414,920
Softs	3,233,425	0.61	7,901,433	2,866,733	4,648,263

Total	$26,736,373	5.04%

*	Average of daily Values at Risk.

At June 30, 2019, Winton Master’s total capitalization was $272,550,870 and the Partnership owned approximately 40.1% of Winton Master. As of June 30, 2019, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,860,325	3.25%	$17,755,291	$8,860,325	$14,924,273
Energy	900,072	0.33	4,695,659	844,457	3,240,994
Grains	1,835,924	0.67	2,784,536	1,835,924	2,576,780
Indices	3,372,406	1.24	5,150,525	2,274,571	4,182,943
Interest Rates U.S.	1,487,207	0.55	1,487,207	315,000	711,326
Interest Rates Non-U.S.	3,443,749	1.26	3,988,801	-	2,573,362
Livestock	190,914	0.07	772,200	190,914	563,762
Metals	6,198,894	2.27	7,898,365	2,974,463	7,113,791
Softs	2,204,491	0.81	2,733,704	2,204,491	2,497,758

Total	$28,493,982	10.45%

*	Average of daily Values at Risk.

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

At June 30, 2019, Transtrend Master’s total capitalization was $123,927,757 and the Partnership owned approximately 98.9% of Transtrend Master. As of June 30, 2019, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,990,532	10.48%	$15,337,403	$9,959,685	$13,256,905
Energy	1,359,039	1.10	2,447,766	951,228	1,637,183
Grains	547,977	0.44	3,098,543	472,056	2,188,268
Indices	5,457,480	4.40	6,503,115	2,772,070	5,058,031
Interest Rates U.S.	967,734	0.78	1,810,523	477,573	926,535
Interest Rates Non-U.S.	5,486,949	4.43	7,390,036	4,504,373	5,975,395
Livestock	376,200	0.30	1,079,430	93,913	505,091
Metals	4,121,132	3.33	4,408,895	2,434,192	3,206,949
Softs	1,676,983	1.36	2,981,105	1,585,158	2,451,745

Total	$32,984,026	26.62%

*	Average of daily Values at Risk.

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

At June 30, 2019, Fort Contrarian Master’s total capitalization was $162,948,497 and the Partnership owned approximately 84.6% of Fort Contrarian Master. As of June 30, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,832,562	1.12%	$2,665,096	$1,791,702	$2,268,668
Energy	407,672	0.25	720,189	182,826	351,630
Indices	5,239,480	3.22	7,273,188	4,069,041	5,409,723
Interest Rates U.S.	653,515	0.40	921,548	152,886	582,328
Interest Rates Non-U.S.	4,653,755	2.86	4,653,755	2,270,618	3,600,542
Metals	122,034	0.07	146,388	8,118	50,486

Total	$12,909,018	7.92%

*	Average of daily Values at Risk.

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

At June 30, 2019, NL Master’s total capitalization was $23,480,066 and the Partnership owned approximately 74.1% of NL Master. As of June 30, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	321,841	1.37%	422,518	52,753	178,796

Total	$321,841	1.37%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were subscriptions of 239.2160 Class A Redeemable Units totaling $650,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	5,664.8870	$2,769.20	110.4240	$1,107.69	N/A	N/A
May 1, 2019 - May 31, 2019	5,321.0280	$2,700.62	N/A	N/A	N/A	N/A
June 1, 2019 - June 30, 2019	4,311.9500	$2,747.72	N/A	N/A	N/A	N/A
	15,297.8650	$2,739.29	110.4240	$1,107.69

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

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.