Form 10-Q
period 2019-09-30
CERES ORION L.P.
filed 2019-11-07
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes    No X

As of October 31, 2019, 182,264.9088 Limited Partnership Class A Redeemable Units were outstanding and 4,973.4402 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018

Assets:
Investment in the Funds(1), at fair value	$385,301,510	$606,579,513
Redemptions receivable from the Funds	6,929,930	15,961,188

Equity in trading account:
Unrestricted cash	123,085,548	727,149
Restricted cash	30,607,377	-
Net unrealized appreciation on open forward contracts	-	29,057

Total equity in trading account	153,692,925	756,206

Interest receivable	198,077	-

Total assets	$546,122,442	$623,296,907

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,199,923	$-
Accrued expenses:
Ongoing selling agent fees	2,905,979	1,777,733
Management fees	424,417	512,011
General Partner fees	338,561	388,049
Incentive fees	2,815,104	-
Professional fees	318,810	371,405
Subscriptions payable to the Funds	-	261,448
Redemptions payable to Limited Partners	5,794,183	13,927,786

Total liabilities	13,796,977	17,238,432

Partners’ Capital:
General Partner, Class Z, 5,058.6813 and 6,495.6793 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	5,734,348	6,716,925
Limited Partners, Class A, 185,312.9638 and 228,146.2478 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	520,905,549	595,031,425
Limited Partners, Class Z, 5,015.6482 and 4,168.1552 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	5,685,568	4,310,125

Total partners’ capital (net asset value)	532,325,465	606,058,475

Total liabilities and partners’ capital	$546,122,442	$623,296,907

Net asset value per Redeemable Unit:
Class A	$2,810.95	$2,608.11

Class Z	$1,133.57	$1,034.06

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,320	$(178,044)	(0.03)%
Energy	7,492	(19,566,549)	(3.68)
Grains	12,037	4,087,391	0.78
Indices	2,273	62,078	0.01
Interest Rates U.S.	100	14,469	0.00 *
Interest Rates Non-U.S.	7,446	1,088,384	0.20
Livestock	2,568	6,461,862	1.21
Metals	1,413	324,360	0.06
Softs	10,546	3,165,310	0.59

Total futures contracts purchased		(4,540,739)	(0.86)

Futures Contracts Sold
Currencies	636	253,175	0.05
Energy	7,211	16,411,152	3.08
Grains	12,208	(5,574,744)	(1.05)
Indices	346	60,197	0.01
Interest Rates U.S.	773	(175,141)	(0.03)
Interest Rates Non-U.S.	2,226	(311,809)	(0.06)
Livestock	2,277	(5,930,260)	(1.11)
Metals	1,823	2,943,250	0.55
Softs	10,633	(4,335,004)	(0.81)

Total futures contracts sold		3,340,816	0.63

Net unrealized depreciation on open futures contracts		$(1,199,923)	(0.23)%

Investment in the Funds
CMF Winton Master L.P.		$80,361,933	15.10%
CMF TT II, LLC		145,786,013	27.39
CMF FORT Contrarian Master Fund LLC		139,855,743	26.26
CMF NL Master Fund LLC		19,297,821	3.63

Total investment in the Funds		$385,301,510	72.38%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$647,055	$242,157	$1,752,275	$982,654
Interest income allocated from the Funds	1,663,228	2,771,528	6,220,197	7,381,728

Total investment income	2,310,283	3,013,685	7,972,472	8,364,382

Expenses:
Expenses allocated from the Funds	876,497	1,464,008	2,370,111	4,209,302
Clearing fees related to direct investments	1,443,413	72,282	3,970,845	287,761
Ongoing selling agent fees	2,864,419	3,404,449	9,418,999	11,195,491
Management fees	1,303,093	1,759,703	4,168,030	5,605,187
General Partner fees	1,042,799	1,348,649	3,186,691	4,211,951
Incentive fees	1,203,085	-	3,708,093	-
Professional fees	310,062	372,038	943,590	1,139,257

Total expenses	9,043,368	8,421,129	27,766,359	26,648,949

Net investment loss	(6,733,085)	(5,407,444)	(19,793,887)	(18,284,567)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	11,473,391	(2,026,813)	13,880,973	(8,319,641)
Net realized gains (losses) on closed contracts allocated from the Funds	30,208,951	7,412,166	47,482,344	10,319,145
Net change in unrealized gains (losses) on open contracts	(10,130,366)	(903,834)	(1,304,538)	(4,789,798)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(12,428,677)	(1,488,579)	1,295,068	458,831

Total trading results	19,123,299	2,992,940	61,353,847	(2,331,463)

Net income (loss)	$12,390,214	$(2,414,504)	$41,559,960	$(20,616,030)

Net income (loss) per Redeemable Unit*:
Class A	$63.23	$(9.35)	$202.84	$(75.03)

Class Z	$31.34	$1.66	$99.51	$(12.39)

Weighted average Redeemable Units outstanding:
Class A	188,026.2285	251,296.6415	202,099.7641	260,793.9410

Class Z	9,845.4468	11,527.9635	10,042.6335	11,347.8311

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	25,645,960	9,091.1190	1,269,831	1,147.4810	26,915,791	10,238.6000
Redemptions - General Partner	-	-	(1,300,011)	(1,122.7120)	(1,300,011)	(1,122.7120)
Redemptions - Limited Partners	(101,314,252)	(36,037.1200)	(98,102)	(89.0450)	(101,412,354)	(36,126.1650)
Net income (loss)	(20,529,609)	-	(86,421)	-	(20,616,030)	-

Partners’ Capital, September 30, 2018	$689,339,872	245,105.1548	$12,780,451	11,509.5175	$702,120,323	256,614.6723

Partners’ Capital, June 30, 2018	$716,504,695	253,919.5838	$12,727,764	11,479.3265	$729,232,459	265,398.9103
Subscriptions - Limited Partners	4,300,237	1,528.3110	94,831	85.5290	4,395,068	1,613.8400
Redemptions - Limited Partners	(29,031,667)	(10,342.7400)	(61,033)	(55.3380)	(29,092,700)	(10,398.0780)
Net income (loss)	(2,433,393)	-	18,889	-	(2,414,504)	-

Partners’ Capital, September 30, 2018	$689,339,872	245,105.1548	$12,780,451	11,509.5175	$702,120,323	256,614.6723

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions - Limited Partners	20,618,660	7,235.4130	1,450,323	1,270.3670	22,068,983	8,505.7800
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(135,307,866)	(50,068.6970)	(464,023)	(422.8740)	(135,771,889)	(50,491.5710)
Net income (loss)	40,563,330	-	996,630	-	41,559,960	-

Partners’ Capital, September 30, 2019	$520,905,549	185,312.9638	$11,419,916	10,074.3295	$532,325,465	195,387.2933

Partners’ Capital, June 30, 2019	$520,413,784	189,398.5918	$9,861,505	8,946.8295	$530,275,289	198,345.4213
Subscriptions - Limited Partners	17,570,452	6,067.6310	1,430,323	1,250.8140	19,000,775	7,318.4450
Redemptions - Limited Partners	(29,195,395)	(10,153.2590)	(145,418)	(123.3140)	(29,340,813)	(10,276.5730)
Net income (loss)	12,116,708	-	273,506	-	12,390,214	-

Partners’ Capital, September 30, 2019	$520,905,549	185,312.9638	$11,419,916	10,074.3295	$532,325,465	195,387.2933

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

As of September 30, 2019, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital LLP (“John Street”) and Northlander Commodity Advisors LLP (“Northlander”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. References herein to “Advisors” may include, as relevant, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) is also a foreign exchange forward contract counterparty for certain Funds. During the prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage fees. The ongoing selling agent fee for Class A Redeemable Units will not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $30,607,377 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $8,672,473 (cost of $8,748,031) and $0 at September 30, 2019 and December 31, 2018, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$98.64	$39.03	$12.03	$4.73	$299.79	$119.43	$(5.38)		$(1.72)
Net investment loss	(35.41)	(7.69)	(21.38)	(3.07)	(96.95)	(19.92)	(69.65)		(10.67)

Increase (decrease) for the period	63.23	31.34	(9.35)	1.66	202.84	99.51	(75.03)		(12.39)
Net asset value per Redeemable Unit, beginning of period	2,747.72	1,102.23	2,821.78	1,108.76	2,608.11	1,034.06	2,887.46		1,122.81

Net asset value per Redeemable Unit, end of period	$2,810.95	$1,133.57	$2,812.43	$1,110.42	$2,810.95	$1,133.57	$2,812.43		$1,110.42

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.3)%	(2.2)%	(3.0)%	(1.1)%	(4.6)%	(2.3)%	(3.3)%		(1.3)%

Operating expenses	5.8%	3.8%	4.7%	2.8%	5.8%	3.6%	4.8%		2.8%
Incentive fees	0.2%	0.2%	-%	-%	0.7%	0.6%	0.0	%****	0.0	%****

Total expenses	6.0%	4.0%	4.7%	2.8%	6.5%	4.2%	4.8%		2.8%

Total return:
Total return before incentive fees	2.5%	3.0%	(0.3)%	0.2%	8.5%	10.3%	(2.6)%		(1.1)%
Incentive fees	(0.2)%	(0.2)%	-%	-%	(0.7)%	(0.7)%	(0.0)	%****	(0.0)	%****

Total return after incentive fees	2.3%	2.8%	(0.3)%	0.2%	7.8%	9.6%	(2.6)%		(1.1)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 90,078 and 8,070, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 80,878 and 9,965, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 0 and 766, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 0 and 956, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were $0 and $240,976,653, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were $0 and $406,446,038, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018, respectively.

September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$47,135,390	$(47,135,390)	$-	$-	$-	$-

Total assets	$47,135,390	$(47,135,390)	$-	$-	$-	$-

Liabilities
Futures	$(48,335,313)	$47,135,390	$(1,199,923)	$-	$1,199,923	$-

Total liabilities	$(48,335,313)	$47,135,390	$(1,199,923)	$-	$1,199,923	$-

Net fair value						$-	*

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Forwards	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Total assets	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Liabilities
Forwards	$(108,245)	$108,245	$-	$-	$-	$-

Total liabilities	$(108,245)	$108,245	$-	$-	$-	$-

Net fair value						$29,057	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Currencies	$269,174
Energy	20,734,806
Grains	6,615,625
Indices	642,873
Interest Rates U.S.	66,586
Interest Rates Non-U.S.	1,740,242
Livestock	6,480,487
Metals	3,762,038
Softs	6,823,559

Total unrealized appreciation on open futures contracts	47,135,390

Liabilities
Futures Contracts
Currencies	(194,043)
Energy	(23,890,203)
Grains	(8,102,978)
Indices	(520,598)
Interest Rates U.S.	(227,258)
Interest Rates Non-U.S.	(963,667)
Livestock	(5,948,885)
Metals	(494,428)
Softs	(7,993,253)

Total unrealized depreciation on open futures contracts	(48,335,313)

Net unrealized depreciation on open futures contracts	$(1,199,923)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2019		2018		2019		2018
Currencies	$532,681		$(1,117,088)		$523,479		$(3,663,307)
Energy	(2,757,882)		(1,082,723)		(1,880,072)		2,876,785
Grains	3,539,646		(126,740)		1,108,325		(3,092,321)
Indices	(2,171,279)		257,932		(4,840,640)		(5,827,268)
Interest Rates U.S.	90,906		(279,524)		(278,383)		(2,164,574)
Interest Rates Non-U.S.	3,148,389		(1,040,861)		11,993,982		(701,546)
Livestock	(1,229,908)		68,637		2,319,811		(136,790)
Metals	(960,030)		205,300		780,116		(1,204,940)
Softs	1,150,502		184,420		2,849,817		804,522

Total	$1,343,025	***	$(2,930,647)	***	$12,576,435	***	$(13,109,439)	***

***   This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$47,135,390	$47,135,390	$-	$-

Total assets	$47,135,390	$47,135,390	$-	$-

Liabilities
Futures	$48,335,313	$48,335,313	$-	$-

Total liabilities	$48,335,313	$48,335,313	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Forwards	$137,302	$-	$137,302	$-

Total assets	$137,302	$-	$137,302	$-

Liabilities
Forwards	$108,245	$-	$108,245	$-

Total liabilities	$108,245	$-	$108,245	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2019.

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

As of September 30, 2019, the Partnership owned approximately 36.0% of Winton Master, 100.0% of Transtrend Master, 87.2% of FORT Contrarian Master and 79.6% of NL Master. At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$225,114,118	$2,030,245	$223,083,873
Transtrend Master	152,539,095	6,753,082	145,786,013
FORT Contrarian Master	162,724,249	2,607,067	160,117,182
NL Master	24,991,729	778,787	24,212,942

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$352,978,637	$13,779,023	$339,199,614
Transtrend Master	150,331,839	533,135	149,798,704
Willowbridge Master	192,211,165	43,829,178	148,381,987
FORT Contrarian Master	180,042,210	1,648,773	178,393,437

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$952,442	$18,538,483	$19,490,925
Transtrend Master	(122,693)	6,984,086	6,861,393
FORT Contrarian Master	622,968	8,921,691	9,544,659
NL Master	68,377	(2,613,327)	(2,544,950)

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$4,057,043	$18,957,528	$23,014,571
Transtrend Master	18,204	14,511,031	14,529,235
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	2,191,944	38,006,895	40,198,839
NL Master (b)	115,912	(3,966,614)	(3,850,702)

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,522,779	$5,093,658	$6,616,437
Transtrend Master	(63,695)	7,382,684	7,318,989
Willowbridge Master	145,439	(5,164,493)	(5,019,054)
FORT Contrarian Master	648,640	1,044,681	1,693,321

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$3,891,074	$8,703,267	$12,594,341
Transtrend Master	(283,167)	2,240,650	1,957,483
Willowbridge Master	609,893	1,904,494	2,514,387
FORT Contrarian Master (c)	1,381,886	1,802,009	3,183,895

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, commencement of operations for NL Master, through September 30, 2019.
(c)	Summarized information presented is for the nine months ended September 30, 2018. The Partnership first invested in Fort Contrarian Master on February 1, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	September 30, 2019		For the three months ended September 30, 2019
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Winton Master	15.10%	$80,361,933	$5,787,814	$40,246	$5,183	$-	$-	$5,742,385	Commodity Portfolio	Monthly
Transtrend Master	27.39%	145,786,013	7,387,616	293,659	32,567	327,474	1,815	6,732,101	Commodity Portfolio	Monthly
FORT Contrarian Master	26.26%	139,855,743	8,231,299	127,818	14,527	-	-	8,088,954	Commodity Portfolio	Monthly
NL Master	3.63%	19,297,821	(1,963,227)	12,071	21,137	-	-	(1,996,435)	Commodity Portfolio	Monthly

Total		$385,301,510	$19,443,502	$473,794	$73,414	$327,474	$1,815	$18,567,005

	September 30, 2019		For the nine months ended September 30, 2019
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Winton Master	15.10%	$80,361,933	$7,405,372	$130,221	$18,769	$-	$-	$7,256,382	Commodity Portfolio	Monthly
Transtrend Master	27.39%	145,786,013	15,995,611	726,637	46,902	912,596	1,815	14,307,661	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	26.26%	139,855,743	34,876,210	322,907	43,594	-	-	34,509,709	Commodity Portfolio	Monthly
NL Master (b)	3.63%	19,297,821	(2,885,327)	40,505	37,012	-	-	(2,962,844)	Commodity Portfolio	Monthly

Total		$385,301,510	$54,997,609	$1,304,346	$151,354	$912,596	$1,815	$52,627,498

	December 31, 2018		For the three months ended September 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Winton Master	25.30%	$153,304,033	$3,019,102	$62,643	$7,626	$-	$-	$2,948,833	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	7,945,848	274,735	-	352,123	-	7,318,990	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	(3,794,723)	641,585	16,066	-	-	(4,452,374)	Commodity Portfolio	Monthly
FORT Contrarian Master	25.75%	156,038,134	1,524,888	94,757	14,473	-	-	1,415,658	Commodity Portfolio	Monthly

Total		$606,579,513	$8,695,115	$1,073,720	$38,165	$352,123	$-	$7,231,107

	December 31, 2018		For the nine months ended September 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Winton Master	25.30%	$153,304,033	$6,854,549	$168,880	$22,809	$-	$-	$6,662,860	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	3,874,014	764,670	194	1,104,626	47,039	1,957,485	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	4,171,654	1,734,723	48,364	-	-	2,388,567	Commodity Portfolio	Monthly
FORT Contrarian Master (c)	25.75%	156,038,134	3,259,487	279,966	38,031	-	-	2,941,490	Commodity Portfolio	Monthly

Total		$606,579,513	$18,159,704	$2,948,239	$109,398	$1,104,626	$47,039	$13,950,402

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through September 30, 2019.
(c)	From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through September 30, 2018.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.0% to 8.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2019.

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

For the nine months ended September 30, 2019, the Partnership’s capital decreased 12.2% from $606,058,475 to $532,325,465. This decrease was attributable to redemptions of 50,068.6970 Class A limited partner Redeemable Units totaling $135,307,866, redemptions of 1,436.9980 Class Z General Partner Redeemable Units totaling $1,590,064 and redemptions of 422.8740 Class Z limited partner Redeemable Units totaling $464,023, which was partially offset by subscriptions of 7,235.4130 Class A limited partner Redeemable Units totaling $20,618,660, subscriptions of 1,270.3670 Class Z limited partner Redeemable Units totaling $1,450,323 and net income of $41,559,960. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class A increased 2.3% from $2,747.72 to $2,810.95, as compared to a decrease of 0.3% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class Z increased 2.8% from $1,102.23 to $1,133.57, as compared to an increase of 0.2% in the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $19,123,299. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, and softs and were partially offset by losses in energy, U.S. interest rates, livestock, metals and indices. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $2,992,940. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in currencies, energy, grains and non-U.S. interest rates.

The Partnership’s most significant gains came from within the global interest rate markets during July and August from long positions in U.S., European, and Asian fixed income futures as concerns for the strength of the global economy boosted demand for safe-haven assets. These gains more than offset losses incurred during September from the Partnership’s long global fixed income futures positions. Within the currency sector, gains were primarily achieved during July from short positions in the euro and British pound versus the U.S. dollar as the relative value of the European currencies suffered under concern for the long-term implications of the UK’s exit from the European Union. Further gains during the quarter were experienced within the agricultural sector during July and August from short positions in grains and soft commodity futures as abundant global inventories and favorable regional growing conditions pushed prices lower. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during August and September from long positions in emission futures and refined crude oil products as the ongoing trade war between the U.S. and China and fears of a global economic slowdown weighed on prices. Within the global stock index sector, losses were experienced primarily during August from long positions in U.S., European, and Asian equity index futures as stock prices declined as investor sentiment for risk assets waned.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class A increased 7.8% from $2,608.11 to $2,810.95, as compared to a decrease of 2.6% during the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class Z increased 9.6% from $1,034.06 to $1,133.57, as compared to a decrease of 1.1% during the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2019 of $61,353,847. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses in energy, livestock and metals. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2018 of $2,331,463. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy, U.S. interest rates and softs.

The Partnership’s most notable gains were achieved during March, May, June, July, and August from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union and general concern for the strength of the global economy. Within the global stock index markets, gains were primarily recorded during March, April and June from long positions in U.S., European, and Asian equity index futures as positive economic sentiment pushed stock prices higher across the globe. Additional gains were recorded within the currency sector during July from short positions in the euro and British pound versus the U.S. dollar. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses incurred during May within the energy sector from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Further losses in the energy sector were experienced during August and September from long positions in emission futures and refined crude oil products. In the metals markets, losses were experienced during June from short positions in gold, platinum, and silver futures and during January from short positions in copper, aluminum, nickel, and zinc futures. Additional losses were recorded within the agricultural markets during May and June from short positions in the grains markets as continued adverse weather in the U.S. Midwest threatened to diminish planting acreage.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Winton Master’s, NL Master’s or, prior to its termination, Willowbridge Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2019 decreased by $703,402 and $391,910, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2019 increased by $1,371,131 and $3,683,084, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, they must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2019 decreased by $540,030 and $1,776,492, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2019 decreased by $481,259 and $1,629,187, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2019 decreased by $305,850 and $1,025,260, respectively, as compared to the corresponding periods in 2018. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $1,204,900 and $3,709,908, respectively. Trading performance for the three and nine months ended September 30, 2018 resulted in incentive fees of $0 and $47,039, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2019 and June 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)
Winton	$80,477,925	15%	$109,648,495	21%
Transtrend	$145,357,073	27%	$122,095,259	23%
FORT	$136,850,983	26%	$136,359,916	26%
John Street	$150,405,168	28%	$144,804,492	27%
Northlander	$19,234,316	4%	$17,367,127	3%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Partnership’s total capitalization was $532,325,465.

September 30, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$22,214,457	4.17%
Energy	9,306,860	1.75
Grains	7,010,435	1.32
Indices	18,437,198	3.46
Interest Rates U.S.	3,924,412	0.74
Interest Rates Non-U.S.	12,140,429	2.28
Livestock	2,847,704	0.53
Metals	8,133,247	1.53
Softs	8,087,670	1.52

Total	$92,102,412	17.30%

As of December 31, 2018, the Partnership’s total capitalization was $606,058,475.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$26,292,766	4.34%
Energy	25,577,018	4.22
Grains	3,641,022	0.60
Indices	8,935,678	1.47
Interest Rates U.S.	1,134,003	0.19
Interest Rates Non-U.S.	10,184,098	1.68
Livestock	899,348	0.15
Metals	6,917,867	1.14
Softs	3,222,764	0.53

Total	$86,804,564	14.32%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of September 30, 2019 and indirect investments in the Funds by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and the twelve months ended December 31, 2018, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,677,360	0.50%	$4,240,378	$1,695,518	$2,111,363
Energy	4,654,730	0.87	7,091,758	3,340,916	5,282,581
Grains	4,041,831	0.76	4,178,267	2,462,893	3,489,948
Indices	4,519,230	0.85	4,519,230	1,102,708	2,304,775
Interest Rates U.S.	461,264	0.09	1,757,302	69,296	928,820
Interest Rates Non-U.S.	2,605,277	0.49	4,230,099	2,605,277	3,417,147
Livestock	2,558,061	0.48	4,981,625	1,896,831	3,235,229
Metals	2,967,389	0.56	3,266,332	2,371,130	2,952,048
Softs	4,314,043	0.81	6,160,276	3,048,379	4,624,442

Total	$28,799,185	5.41%

*         Average of daily Values at Risk.

At September 30, 2019, Winton Master’s total capitalization was $223,083,873 and the Partnership owned approximately 36.0% of Winton Master. As of September 30, 2019, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,670,044	3.44%	$10,973,600	$7,376,691	$9,037,101
Energy	2,497,596	1.12	2,522,042	931,342	1,835,790
Grains	1,605,290	0.72	1,843,683	1,273,662	1,585,142
Indices	4,038,260	1.81	4,038,260	2,833,113	3,188,893
Interest Rates U.S.	2,717,953	1.22	2,802,566	1,229,124	2,279,830
Interest Rates Non-U.S.	4,304,808	1.93	4,488,052	3,303,540	3,916,978
Livestock	381,920	0.17	412,335	164,560	307,383
Metals	4,741,213	2.13	6,065,941	4,741,213	5,470,508
Softs	2,169,452	0.97	2,364,233	2,086,358	2,222,306

Total	$30,126,536	13.51%

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

At September 30, 2019, Transtrend Master’s total capitalization was $145,786,013 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2019, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,171,667	10.41%	$21,619,324	$12,236,721	$15,168,637
Energy	2,688,086	1.84	4,021,666	1,390,795	2,582,003
Grains	2,390,700	1.64	2,980,631	573,388	2,227,806
Indices	7,980,880	5.47	8,598,917	4,759,151	6,400,203
Interest Rates U.S.	1,566,053	1.07	2,795,260	660,343	1,709,600
Interest Rates Non-U.S.	4,144,790	2.84	8,018,127	4,144,790	6,698,731
Livestock	152,152	0.10	667,205	135,197	374,377
Metals	3,307,202	2.27	4,274,428	2,951,814	3,442,767
Softs	2,992,624	2.06	4,099,840	1,348,605	2,891,934

Total	$40,394,154	27.70%

*	Average of daily Values at Risk.

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

At September 30, 2019, Fort Contrarian Master’s total capitalization was $160,117,182 and the Partnership owned approximately 87.2% of Fort Contrarian Master. As of September 30, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,839,695	1.15%	$2,654,007	$1,173,370	$1,828,952
Energy	335,906	0.21	653,507	242,947	451,860
Indices	5,141,416	3.21	7,059,255	4,343,618	5,494,186
Interest Rates U.S.	1,053,477	0.66	1,460,401	250,746	962,430
Interest Rates Non-U.S.	4,404,393	2.75	5,684,725	4,124,364	4,937,185
Metals	174,105	0.11	189,288	89,870	140,036

Total	$12,948,992	8.09%

*	Average of daily Values at Risk.

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

At September 30, 2019, NL Master’s total capitalization was $24,212,942 and the Partnership owned approximately 79.6% of NL Master. As of September 30, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	969,848	4.01%	975,244	330,037	571,141

Total	$969,848	4.01%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the United States to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were subscriptions of 6,067.6310 Class A Redeemable Units totaling $17,570,452 and 1,250.8140 Class Z Redeemable Units totaling $1,430,323. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	5,914.1370	$ 2,878.78	N/A	N/A	N/A	N/A
August 1, 2019 - August 31, 2019	2,177.8320	$ 2,927.55	123.3140	$ 1,179.26	N/A	N/A
September 1, 2019 - September 30, 2019	2,061.2900	$ 2,810.95	N/A	N/A	N/A	N/A
	10,153.2590	$ 2,875.47	123.3140	$ 1,179.26

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.