Form 10-K
period 2019-12-31
CERES ORION L.P.
filed 2020-03-30
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes _ No X

Limited Partnership Redeemable Units with an aggregate value of $520,413,784 of Class A and $4,285,651 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 168,167.8548 Limited Partnership Class A Redeemable Units were outstanding and 4,706.5572 Limited Partnership Class Z Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General development of business. Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, United States (“U.S.”) and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 Redeemable Units at $1,000 per Redeemable Unit. The Partnership commenced trading activities on June 10, 1999.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), FORT Contrarian Master (as defined below) and NL Master (as defined below). As of January 1, 2017, the General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

As of December 31, 2019, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”) and Northlander Commodity Advisors LLP (“Northlander”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 13, 2019, the Partnership, the General Partner, John Street Capital LLP (“John Street”) and JSCL entered into a deed of novation (the “JSCL Novation Agreement”), pursuant to which John Street transferred all of its future rights, obligations, and liabilities under that certain management agreement, by and among the General Partner, the Partnership and John Street, dated as of February 1, 2019, to JSCL. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, John Street, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective on or about December 13, 2019, JSCL directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to JSCL’s Systematic Strategy Program. From February 1, 2019 until December 12, 2019, John Street directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the same Systematic Strategy Program.

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

During the years ended December 31, 2019, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During the prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

The Partnership, CMF Winton Master L.P. (“Winton Master”) and CMF TT II, LLC (“Transtrend Master”) have, and prior to its termination, Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Winton Master, Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Willowbridge Master.

Effective July 12, 2017, Winton Master, Transtrend Master and until its termination, Willowbridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge was party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership, directly and indirectly through its investment in the Funds, pays MS&Co. trading fees for the clearing, and where applicable, the execution of transactions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2055; the net asset value per Redeemable Unit of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership, as may be amended from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

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

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Willowbridge Master permitted accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. Effective January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2019.

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

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend, which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership and are also charged directly at the Partnership level.

The General Partner fee, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

For the period January 1, 2019 through December 31, 2019, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as investing directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

Effective February 1, 2018, the Partnership pays to FORT a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee of 1.5% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

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

In addition, Winton is eligible to receive and prior to its termination effective January 31, 2019, Willowbridge was eligible to receive, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. The Partnership is obligated to pay FORT and Northlander an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by FORT and Northlander for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership. Transtrend receives an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held by the Partnership for margin requirements was $44,439,575 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co.

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount will be reduced by applicable floor brokerage fees. The ongoing selling agent fee for Class A Redeemable Units will not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2019 was $483,271,251.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including, but not limited to, ongoing selling agent fees, clearing fees, management fees, and the General Partner fee. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership/Funds achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past, and past performance does not necessarily predict future returns. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trading, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Each of the Advisors believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership/Funds. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership/Funds.

The General Partner, the Partnership and its service providers (including the Advisors) and their respective operations are potentially vulnerable to cyber-security attacks or incidents.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, the Company and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&CO. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2020 was 4,422 for Class A Redeemable Units and 56 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2019, there were subscriptions of 7,968.6900 Redeemable Units of Class A totaling $22,602,847 and 1,288.0100 Redeemable Units of Class Z totaling $1,470,323. For the twelve months ended December 31, 2018, there were subscriptions of 10,485.7950 Redeemable Units of Class A totaling $29,451,751 and 1,407.0670 Redeemable Units of Class Z totaling $1,554,831. For the twelve months ended December 31, 2017, there were subscriptions of 11,683.0890 Redeemable Units of Class A totaling $33,736,567 and 1,074.6210 Redeemable Units of Class Z totaling $1,180,838. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	3,199.4160	$2,677.46	59.8510	$1,081.59	N/A	N/A
November 1, 2019 - November 30, 2019	4,876.2480	$2,680.26	87.5090	$1,084.39	N/A	N/A
December 1, 2019 - December 31, 2019	4,835.4440	$2,728.91	179.3740	$1,106.01	N/A	N/A
	12,911.1080	$2,697.79	326.7340	$1,095.75

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Redeemable Unit and total assets at December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total investment income	$9,646,112	$11,614,455	$6,686,384	$2,461,219	$207,603
Total expenses	(34,004,386)	(33,988,325)	(38,086,579)	(43,596,347)	(56,173,898)
Total trading results	50,049,263	(48,172,549)	(1,840,380)	35,131,599	30,010,980

Net income (loss)	$25,690,989	$(70,546,419)	$(33,240,575)	$(6,003,529)	$(25,955,315)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$120.80	$(279.35)	$(95.18)	$(22.20)	$(71.94)

Class Z	$71.95	$(88.75)	$(17.17)	$6.50	$(14.75)

Net asset value per Redeemable Unit
Class A	$2,728.91	$2,608.11	$2,887.46	$2,982.64	$3,004.84

Class Z	$1,106.01	$1,034.06	$1,122.81	$1,139.98	$1,133.48

Total assets	$504,390,236	$623,296,907	$818,584,324	$1,021,476,101	$1,105,487,549

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership seeks to achieve substantial capital appreciation through speculative trading, directly or indirectly through its investment in the Funds, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures and forward contracts in those markets. The Partnership/Funds may also engage in swap transactions and other derivative transactions with the approval of the General Partner/Trading Manager.

The General Partner/Trading Manager manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to the Advisors. The General Partner/Trading Manager engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner/Trading Manager will prepare, or will assist the Administrator in preparing, the books and records and will provide, or will assist the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner/Trading Manager believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

The programs traded by each Advisor on behalf of the Partnership are: Winton — Diversified Macro Strategies (formerly, the Winton Futures Program); Transtrend — Diversified Trend Program — Enhanced Risk Portfolio (US Dollar); FORT — Global Contrarian Program; effective April 1, 2019, Northlander – Commodity Program; effective December 13, 2019, JSCL — Systematic Strategy Program; from February 1, 2019 until December 12, 2019, John Street – Systematic Strategy Program; and, prior to its termination effective January 31, 2019, Willowbridge – wPraxis Futures Trading Approach. As of December 31, 2019 and September 30, 2019, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2019	December 31, 2019 (percentage of net assets)	September 30, 2019	September 30, 2019 (percentage of net assets)
Winton	$77,281,764	16%	$80,477,925	15%
Transtrend	$119,235,436	25%	$145,357,073	27%
FORT	$116,747,127	24%	$136,850,983	26%
John Street*	$-	0%	$150,405,168	28%
Northlander	$17,267,827	3%	$19,234,316	4%
JSCL*	$152,739,097	32%	$-	0%

* Effective December 13, 2019, John Street transferred all of its future rights, obligations, and liabilities to JSCL.

Winton Capital Management Limited

The portion of the Partnership’s assets that are currently allocated to Winton for trading are not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets is currently invested in Winton Master. Winton trades the Diversified Macro Strategies (formerly, the Winton Futures Program), a proprietary, systematic trading program, on behalf of Winton Master.

The investment objective of the Diversified Macro Strategies is to achieve long-term investment growth.

The Diversified Macro Strategies (formerly, the Winton Futures Program) follows a disciplined investment process that is based on statistical analysis of historical data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Diversified Macro Strategies uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of Winton’s research, Winton expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

Winton’s investment programs are operated as automated, computer-based investment systems. The programs are modified over time as Winton monitors its operation and undertakes further research. Changes to the programs occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of Winton’s investment decisions are made strictly in accordance with the output of the programs. However, Winton may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the programs), make investment decisions based on other factors and take action to override the output of the programs to seek to protect the interests of investors.

Winton does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Partnership. Winton disclaims any liability for any direct, indirect, consequential or other losses or damages, including loss of profits incurred by limited partners or by any third party that may arise from any reliance on this document. Winton is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Partnership and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than Winton is authorized to make any statement about any of Winton’s products or services in connection with any such marketing, distribution or sales. Past performance of Winton Master or any other fund advised by Winton is not indicative of any future performance by the Partnership.

Transtrend B.V.

The portion of the Partnership’s assets that are currently allocated to Transtrend for trading are not invested in commodity interests directly. Transtrend’s allocation of the Partnership’s assets is currently invested in Transtrend Master. Transtrend trades Transtrend Master’s assets, and thereby the Partnership’s assets, in accordance with its Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system. Transtrend generally trades its Enhanced Risk Profile using 1.5 times the leverage employed by the Standard Risk Profile.

Transtrend Master currently trades Financial Instruments (i.e., futures, options, options on futures, swaps, swaps on futures, forward contracts on foreign exchange, interest rates, interest rates instruments, commodities and equity related indices and instruments and other indices) on U.S. and non-U.S. exchanges, other venues and/or OTC markets. One of the potential strengths of the program is the disciplined, systematic and dynamic nature of market participation. The overall performance is determined by the entirety of all markets and all trades. In a systematic market approach, the disciplined application by Transtrend and a consistent participation by the client are both essential to realize the pursued returns over the course of time, although profitability cannot be guaranteed and clients may incur substantial losses on their investment.

Transtrend’s market approach attempts to benefit from directional price moves in outright Financial Instruments and in intra-market and inter-market combinations of Financial Instruments.

Under the Diversified Trend Program’s Standard Risk Profile, Transtrend generally commits an average of approximately 16% of the assets in a client’s account as margin or a premium for Financial Instruments positions. Such percentage has varied, however, and is affected by various factors including, without limitation, nominal account size, market conditions, traded markets or the level of margins set by brokers and clearing houses. The Diversified Trend Program’s Enhanced Risk Profile generally includes 1.5 times the leverage, and as such the average margin commitments, of the Standard Risk Profile.

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

Total risk is measured primarily by using the margin-to-equity ratio, which is targeted not to exceed 14% for a fully funded account, although FORT may adjust the foregoing target from time to time. The margin-to-equity ratio is monitored systematically as well as by FORT’s trading principals.

John Street Capital Limited/John Street Capital LLP

The portion of the Partnership’s assets that are allocated to JSCL (and prior to the JSCL Novation Agreement, John Street) are traded directly in a managed account in the name of the Partnership pursuant to JSCL’s/John Street’s Systematic Strategy Program. The Systematic Strategy Program seeks to profit from price movements in global markets and employs a systematic approach to trading. This means that the vast majority of the Systematic Strategy Program’s trades will be made without discretion, based on the orders generated by the advisor’s proprietary trading system. The Systematic Strategy Program employs a multi-model approach, applying different trading methods across different time horizons with the goal of having a diversified mix of potential return drivers within the strategy.

The Systematic Strategy Program trades exchange-traded futures and OTC derivatives. The exchange-traded futures represent a wide range of underlying asset classes, including, but not limited to, equities, bonds, interest rates, currencies, energies, metals and agricultural products.

Northlander Commodity Advisors LLP

The portion of the Partnership’s assets that are allocated to Northlander for trading are not invested in commodity interests directly. Northlander’s allocation of the Partnership’s assets is currently invested in NL Master. Northlander trades the Partnership’s assets allocated to it pursuant to its Northlander Commodity Program. The Northlander Commodity Program is a commodity focused trading program which invests in energy products globally, but with an emphasis on European power, European gas, European emissions, and international coal markets. The program is an absolute return strategy which seeks to identify value in mispriced markets through careful fundamental analysis by focusing on market dynamics and market structure and then expressing its thesis through its proprietary portfolio construction and risk management procedures.

Willowbridge Associates Inc.

The portion of the Partnership’s assets that were allocated to Willowbridge for trading were not invested in commodity interests directly. Willowbridge’s allocation of the Partnership’s assets were invested in Willowbridge Master. Willowbridge traded the Partnership’s assets allocated to it in accordance with the wPraxis Futures Trading Approach, a proprietary, discretionary trading system. The wPraxis Futures Trading Approach utilized a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities. The approach could have traded commodities, futures, forwards, options, swaps, spot contracts in the commodities, currencies and fixed income markets. All positions were closely monitored to evaluate risk parameter status. As markets moved, positions were refined and expectations updated in response to existing market conditions.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2019 through December 31, 2019, the average allocation by commodity market sector for each of the Funds was as follows:

Winton Master

Currencies		35.1%

Energy		8.7%

Grains		5.8%

Indices		11.4%

Interest Rates U.S.		4.1%

Interest Rates Non-U.S.		9.2%

Livestock		1.1%

Metals		17.4%

Softs		7.2%

Transtrend Master

Currencies		40.1%

Energy		5.7%

Grains		5.6%

Indices		14.7%

Interest Rates U.S.		2.9%

Interest Rates Non-U.S.		14.4%

Livestock		1.7%

Metals		8.4%

Softs		6.5%

FORT Contrarian Master

Currencies		16.4%

Energy		3.2%

Indices		41.2%

Interest Rates U.S.		5.8%

Interest Rates Non-U.S.		32.5%

Metals		0.9%

NL Master (a)

Energy		100.0%

(a) From April 1, 2019, commencement of operations for NL Master, to December 31, 2019.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.0% to 24.3% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s and the Funds’ assets. For certain OTC contracts traded by certain Funds, JPMorgan is the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees, the General Partner fee and expenses allocated from Funds. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2019, 62,979.8050 limited partner Redeemable Units of Class A were redeemed totaling $170,139,279, 749.6080 limited partner Redeemable Units of Class Z were redeemed totaling $822,040 and 1,436.9980 General Partner Redeemable Units of Class Z were redeemed totaling $1,590,064. For the year ended December 31, 2018, 54,390.7030 limited partner Redeemable Units of Class A were redeemed totaling $150,354,149, 260.3190 limited partner Redeemable Units of Class Z were redeemed totaling $280,456 and 2,056.7070 General Partner Redeemable Units of Class Z were redeemed totaling $2,300,010. For the year ended December 31, 2017, 69,458.8670 limited partner Redeemable Units of Class A were redeemed totaling $198,980,126, 742.9280 limited partner Redeemable Units of Class Z were redeemed totaling $802,540 and 1,178.1120 General Partner Redeemable Units of Class Z were redeemed totaling $1,274,988.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2019, there were subscriptions of 7,968.6900 limited partner Redeemable Units of Class A totaling $22,602,847 and 1,288.0100 limited partner Redeemable Units of Class Z totaling $1,470,323. For the year ended December 31, 2018, there were subscriptions of 10,485.7950 limited partner Redeemable Units of Class A totaling $29,451,751 and 1,407.0670 limited partner Redeemable Units of Class Z totaling $1,554,831. For the year ended December 31, 2017, there were subscriptions of 11,683.0890 limited partner Redeemable Units of Class A totaling $33,736,567 and 1,074.6210 limited partner Redeemable Units of Class Z totaling $1,180,838.

(c) Results of Operations.

For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class A increased 4.6% from $2,608.11 to $2,728.91. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class Z increased 7.0% from $1,034.06 to $1,106.01. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class A decreased 9.7% from $2,887.46 to $2,608.11. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class Z decreased 7.9% from $1,122.81 to $1,034.06. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class A decreased 3.2% from $2,982.64 to $2,887.46. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class Z decreased 1.5% from $1,139.98 to $1,122.81.

The Partnership experienced a net trading gain of $50,049,263 before fees and expenses in 2019. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, non-U.S. interest rates, and indices and were partially offset by losses in grains, U.S. interest rates, livestock, metals and softs.

During the first quarter of 2019, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. In the agricultural markets, gains were recorded during February from short positions in wheat futures and during March from short positions in coffee and sugar futures as prices declined amid growing global commodity supply gluts. Additional gains were achieved within the currency sector during February and March from short positions in the euro as the relative value of the Eurozone’s currency weakened. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses incurred during January in metals from short positions in copper, aluminum, nickel, and zinc futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles. Smaller losses were experienced within the energy sector during January and February.

During the second quarter of 2019, the Partnership’s most significant gains came from within the global interest rate sector during May and June from long positions in U.S., European, and Asian fixed income futures as central banks across the globe indicated they would fight slowing economic growth with a variety of easing policies. Within the metals markets, gains were experienced during May from short positions in copper and platinum futures as global trade concerns weighed on prices. Gains in the global stock index sector were achieved during April and June from long positions in U.S., European, and Asian equity index futures as ebbing trade concerns and supportive fiscal measures buoyed global stocks. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower. Losses in the agricultural markets were experienced during May and June from short positions in the grains markets as continued adverse weather in the U.S. Midwest threatened to diminish planting acreage. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy.

During the third quarter of 2019, the Partnership’s most significant gains came from within the global interest rate markets during July and August from long positions in U.S., European, and Asian fixed income futures as concerns for the strength of the global economy boosted demand for safe-haven assets. These gains more than offset losses incurred during September from the Partnership’s long global fixed income futures positions. Within the currency sector, gains were primarily achieved during July from short positions in the euro and British pound versus the U.S. dollar as the relative value of the European currencies suffered under concern for the long-term implications of the UK’s exit from the European Union. Further gains during the quarter were experienced within the agricultural sector during July and August from short positions in grains and soft commodity futures. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the energy sector during August and September from long positions in emission futures and refined crude oil products as the ongoing trade war between the U.S. and China and fears of a global economic slowdown weighed on prices. Within the global stock index sector, losses were experienced primarily during August from long positions in U.S., European, and Asian equity index futures as stock prices declined.

During the fourth quarter of 2019, the most significant losses were experienced from long positions in global interest rate futures during October, November, and December as prices fell amid growing confidence in the strength of the global economy. Further losses were incurred throughout the fourth quarter from positions in grains and soft commodity futures. Losses in the currency sector were primarily recorded during October and December from short positions in the euro versus the U.S. dollar as political turmoil pulled the dollar lower. In the metals, losses were experienced from long positions in gold, nickel, and silver futures in November as currency fluctuations roiled metals markets. The Partnership’s losses for the fourth quarter were partially offset by gains within the energy markets during December from short positions in European electricity and power futures as mild weather in the Eurozone limited demand. Further gains were achieved throughout the fourth quarter from long positions in global stock index futures.

The Partnership experienced a net trading loss of $48,172,549 before fees and expenses in 2018. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, U.S. interest rates, livestock and metals and were partially offset by gains in non-U.S. interest rates and softs.

During the first quarter of 2018, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In commodities, losses were incurred in the grains markets throughout the quarter as weather related factors resulted in short-term price volatility. Additional commodity losses were experienced from long positions in industrial metals as prices reversed lower in February on equity market weakness and in March on concerns of a burgeoning trade war. Smaller losses from long positions in the energy sector during February offset gains recorded during January and March. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains in U.S. interest rate futures during January and in European interest rate futures during March. Smaller gains were also recorded in sugar futures trading during January and March.

During the second quarter of 2018, the most significant gains were achieved within the energy markets during April and May from long positions in crude oil and its refined products as prices surged amid fears tensions in the Middle East region could affect oil supplies. Within the global interest rate sector, gains were achieved during May from long positions in European fixed income futures as turmoil surrounding the election of a populist Prime Minister in Italy sparked investor demand for the safety of government debt. Additional gains within the fixed income sector were recorded during June from short positions in U.S. fixed income futures as a strengthening U.S. economy limited demand for safe-haven assets. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during April from long positions in the Russian ruble versus the U.S. dollar as the value of the ruble slumped following the announcement of new economic sanctions to be imposed on Russia. Additional losses in currencies occurred during May due to positions in the Mexican peso, Turkish lira, and Japanese yen. Within the agricultural markets, losses were experienced during May from long positions in soybean, soybean meal, and soybean oil futures as prices slumped on prospects of a potential trade war between the U.S. and China. Further losses in the agricultural complex were incurred during May from positions in sugar and cocoa futures.

During the third quarter of 2018, the most significant gains were achieved within the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional gains were experienced within the agriculturals during July from short positions in coffee and sugar futures as global supply stocks swelled. Within the global stock index sector, gains were achieved primarily during July from long positions in European and Asian equity index futures as positive global economic sentiment overcame trade war concerns, pushing stock prices higher. The Partnership’s gains for the third quarter were offset by losses incurred within the global interest rate markets during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates. Within the currency sector, losses were recorded during July and September from positions in the euro versus the U.S. dollar as competing geopolitical and economic tensions resulted in choppy price action for the European currency.

During the fourth quarter of 2018, the most significant losses were experienced in global stock index futures primarily during October from long positions amid fears of stagnating global economic growth. In the energies, losses were recorded during October from long positions in crude oil futures and during December from long positions in natural gas futures. Further losses were incurred during December from short positions in the euro and Japanese yen as the value of the respective currencies rallied on safe-haven demand. Losses in the agricultural markets were incurred during October from short positions in coffee and sugar futures as prices experienced a sharp rally. In the metals, losses were experienced from positions in industrial metals futures in October and precious metals futures positions during December. The Partnership’s losses were partially offset by gains from long positions in European fixed income futures as bond prices trended higher throughout the fourth quarter.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2019 decreased by $1,576,433 and $1,968,343, respectively, as compared to the corresponding periods in 2018. The decrease in interest income is primarily due to lower average daily equity during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2019 increased by $1,418,477 and $5,101,561, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, they must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 decreased by $219,634 and $1,996,126, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees is primarily due to lower average net assets attributable to Class A Redeemable Units during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2019 decreased by $446,252 and $2,075,439, respectively, as compared to the corresponding periods in 2018. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2019 decreased by $280,483 and $1,305,743, respectively, as compared to the corresponding periods in 2018. The decrease in the General Partner fee is due to lower average adjusted net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended December 31, 2019 resulted in a reversal of an incentive fee accrual of $801,474. Trading performance for the twelve months ended December 31, 2019 resulted in incentive fees of $2,906,619. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $0 and $47,039, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2019 and 2018 were $1,226,099 and $1,489,943, respectively.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions, including investment in the Funds, is directly reflected in the Partnership’s earnings (realized or unrealized) and cash balances.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of JSCL, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Prior to its termination effective October 31, 2018, Systematica directly traded a managed account in the name of the Partnership. From February 1, 2019 to December 12, 2019, John Street and effective December 13, 2019, JSCL directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds, as applicable. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of December 31, 2019 (i.e. in the managed account in the Partnership’s name traded by JSCL) and indirectly by each Fund separately as of December 31, 2019 and 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019 and 2018. As of December 31, 2019, the Partnership’s total capitalization was $483,271,251.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$28,217,447	5.84%
Energy	18,863,752	3.90
Grains	6,262,164	1.30
Indices	19,374,433	4.01
Interest Rates U.S.	2,253,655	0.47
Interest Rates Non-U.S.	9,441,736	1.95
Livestock	5,616,993	1.16
Metals	8,472,705	1.75
Softs	5,768,321	1.19

Total	$104,271,206	21.57%

As of December 31, 2018, the Partnership’s total capitalization was $606,058,475.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$26,292,766	4.34%
Energy	25,577,018	4.22
Grains	3,641,022	0.60
Indices	8,935,678	1.47
Interest Rates U.S.	1,134,003	0.19
Interest Rates Non-U.S.	10,184,098	1.68
Livestock	899,348	0.15
Metals	6,917,867	1.14
Softs	3,222,764	0.53

Total	$86,804,564	14.32%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of December 31, 2019 and indirect investments in the Funds by market category as of December 31, 2019 and 2018, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,680,743	0.97%	$5,947,865	$-	$2,171,804
Energy	12,815,021	2.65	13,404,797	-	5,181,347
Grains	4,597,504	0.95	5,590,035	-	3,418,974
Indices	5,337,893	1.10	5,849,125	-	2,414,024
Interest Rates U.S.	247,619	0.05	1,757,302	-	496,515
Interest Rates Non-U.S.	3,231,477	0.67	4,230,099	-	2,777,700
Livestock	4,643,018	0.96	5,427,760	-	2,761,491
Metals	3,080,627	0.64	4,198,623	-	2,531,668
Softs	4,741,702	0.98	7,901,433	-	4,022,608

Total	$43,375,604	8.97%

*	Annual average of daily Values at Risk.

At December 31, 2019, Winton Master’s total capitalization was $205,402,609 and the Partnership owned approximately 37.5% of Winton Master. As of December 31, 2019, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,324,535	4.54%	$17,755,291	$6,924,526	$11,639,472
Energy	3,872,631	1.89	8,028,684	844,457	2,885,712
Grains	1,026,719	0.50	2,784,536	806,781	1,922,603
Indices	5,491,437	2.67	5,495,849	1,577,678	3,665,077
Interest Rates U.S.	704,863	0.34	2,802,566	206,946	1,265,762
Interest Rates Non-U.S.	1,182,887	0.58	4,488,052	1,182,887	2,923,742
Livestock	133,485	0.06	772,200	133,485	370,259
Metals	7,122,912	3.47	7,898,365	2,150,346	5,662,617
Softs	1,148,240	0.56	3,145,874	1,148,240	2,323,227

Total	$30,007,709	14.61%

*	Annual average of daily Values at Risk.

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

At December 31, 2019, Transtrend Master’s total capitalization was $119,608,248 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2019, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$18,897,226	15.80%	$21,619,324	$9,959,685	$15,164,924
Energy	3,684,400	3.08	4,334,582	334,412	2,178,127
Grains	1,279,640	1.07	3,098,543	472,056	2,097,606
Indices	7,727,693	6.46	9,096,028	922,308	5,676,852
Interest Rates U.S.	1,173,414	0.98	2,795,260	141,476	1,119,389
Interest Rates Non-U.S.	2,083,191	1.74	8,018,127	1,497,382	5,375,818
Livestock	923,918	0.77	1,218,635	93,913	640,024
Metals	2,664,620	2.23	5,493,816	1,602,890	3,104,503
Softs	596,029	0.50	4,099,840	411,629	2,433,000

Total	$39,030,131	32.63%

*	Annual average of daily Values at Risk.

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

At December 31, 2019, FORT Contrarian Master’s total capitalization was $130,997,887 and the Partnership owned approximately 89.1% of FORT Contrarian Master. As of December 31, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,282,578	0.98%	$2,722,342	$1,167,105	$2,059,679
Energy	664,515	0.51	720,189	126,587	398,717
Indices	4,769,426	3.64	7,273,188	1,484,652	5,206,475
Interest Rates U.S.	637,821	0.49	1,460,401	135,327	740,400
Interest Rates Non-U.S.	4,134,103	3.16	5,684,725	2,270,618	4,110,318
Metals	63,261	0.05	301,202	8,118	118,888

Total	$11,551,704	8.83%

*	Annual average of daily Values at Risk.

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

At December 31, 2019, NL Master’s total capitalization was $21,701,870 and the Partnership owned approximately 79.6% of NL Master. As of December 31, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019*
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Energy	$402,025	1.85%	$1,612,667	$-	$556,623

Total	$402,025	1.85%

*	From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.

**	Annual average of daily Values at Risk.

As of January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of the Partnership’s/Funds’ positions, certain market conditions—unusual, but historically recurring from time to time —could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables—as well as the past performance of the Partnership/Funds—give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner/Trading Manager does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future.

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2019, the Partnership’s/Funds’ primary exposures were in the Dow Jones Euro STOXX 50 (European Union), S&P 500 (U.S.), SPI 200 (Australia), CAC 40 (France), CBOE VIX Volatility Index (U.S.), NASDAQ 100 (U.S.), and FTSE 200 (United Kingdom) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller nations — e.g., Australia, New Zealand and Switzerland.

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

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2019 was to fluctuations in the prices of copper, iron ore, palladium, platinum, aluminum, silver, and gold.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2019.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, sugar, cocoa, and cotton accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2019.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2019.

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

The General Partner/Trading Manager monitors the Partnership’s/Funds’ performance and the concentration of their open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/Trading Manager felt it necessary to do so, the General Partner/Trading Manager could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/Trading Manager primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

CERES ORION L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018, and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Orion L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Orion L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Orion L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Ceres Orion L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Investment in the Funds(1) , at fair value (Note 6)	$330,936,811	$606,579,513
Redemptions receivable from the Funds	11,850,318	15,961,188

Equity in trading account:
Unrestricted cash (Note 3c)	117,008,427	727,149
Restricted cash (Note 3c)	44,439,575	-
Net unrealized appreciation on open forward contracts	-	29,057

Total equity in trading account	161,448,002	756,206

Interest receivable (Note 3c)	155,105	-

Total assets	$504,390,236	$623,296,907

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,758,548	$-
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	2,814,316	1,777,733
Management fees (Note 3b)	411,567	512,011
General Partner fees (Note 3a)	312,127	388,049
Incentive fees (Note 3b)	2,013,630	-
Professional fees	414,915	371,405
Subscriptions payable to the Funds	-	261,448
Redemptions payable to Limited Partners (Note 7)	13,393,882	13,927,786

Total liabilities	21,118,985	17,238,432

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 5,058.6813 and 6,495.6793 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	5,594,958	6,716,925
Limited Partners, Class A, 173,135.1328 and 228,146.2478 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	472,470,787	595,031,425
Limited Partners, Class Z, 4,706.5572 and 4,168.1552 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	5,205,506	4,310,125

Total partners’ capital (net asset value)	483,271,251	606,058,475

Total liabilities and partners’ capital	$504,390,236	$623,296,907

Net asset value per Redeemable Unit:
Class A	$2,728.91	$2,608.11

Class Z	$1,106.01	$1,034.06

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

December 31, 2019

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	3,451	$995,485	0.21%
Energy	7,974	15,241,977	3.15
Grains	14,839	8,666,809	1.79
Indices	2,675	58,400	0.01
Interest Rates U.S.	16	(27,500)	(0.01)
Interest Rates Non-U.S.	8,237	(3,009,347)	(0.62)
Livestock	2,783	1,536,513	0.32
Metals	2,283	2,466,858	0.51
Softs	10,384	9,976,106	2.07

Total futures contracts purchased		35,905,301	7.43

Futures Contracts Sold
Currencies	435	(165,465)	(0.03)
Energy	8,739	(7,074,868)	(1.46)
Grains	13,303	(13,462,345)	(2.79)
Indices	951	414,377	0.09
Interest Rates U.S.	845	37,969	0.01
Interest Rates Non-U.S.	1,758	497,250	0.10
Livestock	2,329	(879,773)	(0.18)
Metals	2,065	(3,077,203)	(0.64)
Softs	9,846	(13,953,791)	(2.89)

Total futures contracts sold		(37,663,849)	(7.79)

Net unrealized depreciation on open futures contracts		$(1,758,548)	(0.36)%

Investment in the Funds
CMF Winton Master L.P.		$77,128,248	15.96%
CMF TT II, LLC		119,608,248	24.75
CMF FORT Contrarian Master Fund LLC		116,899,563	24.19
CMF NL Master Fund LLC		17,300,752	3.58

Total investment in the Funds		$330,936,811	68.48%

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

Ceres Orion L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income	$2,243,877	$1,042,227	$1,376,191
Interest income allocated from the Funds	7,402,235	10,572,228	5,310,193

Total investment income	9,646,112	11,614,455	6,686,384

Expenses:
Expenses allocated from the Funds	3,064,354	5,678,961	5,007,436
Clearing fees related to direct investments (Note 3c)	5,384,435	282,874	798,567
Ongoing selling agent fees (Notes 3d and 3e)	11,879,238	13,875,364	14,906,992
Management fees (Note 3b)	5,411,434	7,223,233	9,007,592
General Partner fees (Note 3a)	4,132,207	5,437,950	6,652,411
Incentive fees (Note 3b)	2,906,619	-	-
Professional fees	1,226,099	1,489,943	1,713,581

Total expenses	34,004,386	33,988,325	38,086,579

Net investment loss	(24,358,274)	(22,373,870)	(31,400,195)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	20,220,080	(8,020,735)	923,428
Net realized gains (losses) on closed contracts allocated from the Funds	31,305,655	(18,104,021)	(5,736,352)
Net change in unrealized gains (losses) on open contracts	(1,669,805)	(5,757,588)	2,963,870
Net change in unrealized gains (losses) on open contracts allocated from the Funds	193,333	(16,290,205)	8,674

Total trading results	50,049,263	(48,172,549)	(1,840,380)

Net income (loss)	$25,690,989	$(70,546,419)	$(33,240,575)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$120.80	$(279.35)	$(95.18)

Class Z	$71.95	$(88.75)	$(17.17)

Weighted average Redeemable Units outstanding:
Class A	197,078.5971	255,692.4903	304,610.1982

Class Z	10,037.7007	11,355.4058	12,023.4060

*  Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2019, 2018 and 2017

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$983,754,958	329,826.9338	$14,158,793	12,420.2125	$997,913,751	342,247.1463
Subscriptions - Limited Partners	33,736,567	11,683.0890	1,180,838	1,074.6210	34,917,405	12,757.7100
Redemptions - General Partner	-	-	(1,274,988)	(1,178.1120)	(1,274,988)	(1,178.1120)
Redemptions - Limited Partners	(198,980,126)	(69,458.8670)	(802,540)	(742.9280)	(199,782,666)	(70,201.7950)
Net income (loss)	(32,973,626)	-	(266,949)	-	(33,240,575)	-

Partners’ Capital, December 31, 2017	785,537,773	272,051.1558	12,995,154	11,573.7935	798,532,927	283,624.9493
Subscriptions - Limited Partners	29,451,751	10,485.7950	1,554,831	1,407.0670	31,006,582	11,892.8620
Redemptions - General Partner	-	-	(2,300,010)	(2,056.7070)	(2,300,010)	(2,056.7070)
Redemptions - Limited Partners	(150,354,149)	(54,390.7030)	(280,456)	(260.3190)	(150,634,605)	(54,651.0220)
Net income (loss)	(69,603,950)	-	(942,469)	-	(70,546,419)	-

Partners’ Capital, December 31, 2018	595,031,425	228,146.2478	11,027,050	10,663.8345	606,058,475	238,810.0823
Subscriptions - Limited Partners	22,602,847	7,968.6900	1,470,323	1,288.0100	24,073,170	9,256.7000
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(170,139,279)	(62,979.8050)	(822,040)	(749.6080)	(170,961,319)	(63,729.4130)
Net income (loss)	24,975,794	-	715,195	-	25,690,989	-

Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713

Net asset value per Redeemable Unit:
	Class A	Class Z
2017	$2,887.46	$1,122.81

2018	$2,608.11	$1,034.06

2019	$2,728.91	$1,106.01

See accompanying notes to financial statements.

Ceres Orion L.P.

Notes to Financial Statements

1.	Organization:

Ceres Orion L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, United States (“U.S.”) and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

As of December 31, 2019, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”) and Northlander Commodity Advisors LLP (“Northlander”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, John Street (as defined below), Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. JSCL directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Systematic Strategy Program.

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

Ceres Orion L.P.

Notes to Financial Statements

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

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

The Partnership, CMF Winton Master L.P. (“Winton Master”) and CMF TT II, LLC (“Transtrend Master”) have, and prior to its termination, Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Winton Master, Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Willowbridge Master.

Effective July 12, 2017, Winton Master, Transtrend Master and until its termination, Willowbridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge was party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2055; the net asset value per Redeemable Unit of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership, as may be amended from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

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

Ceres Orion L.P.

Notes to Financial Statements

profits, if any, net of distributions, redemptions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $10,541,351 (cost of $10,423,551) and $0 at December 31, 2019 and 2018, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the

Ceres Orion L.P.

Notes to Financial Statements

investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

i.	Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 8, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each, a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

Effective February 1, 2018, the Partnership pays to FORT a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Winton receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee of 1.5% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, Winton is eligible to receive and prior to its termination effective January 31, 2019, Willowbridge was eligible to receive, an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. The Partnership is obligated to pay FORT and Northlander an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by FORT and Northlander for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an

Ceres Orion L.P.

Notes to Financial Statements

incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership. Transtrend receives an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held by the Partnership for margin requirements was $44,439,575 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Orion L.P.

Notes to Financial Statements

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

The General Partner fee, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Ceres Orion L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Partnership’s Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Partnership’s Statements of Income and Expenses.

The foreign exchange brokerage account agreement and/or futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 90,437 and 7,474, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 0 and 758, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was $0 and $316,081,746, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2019 and 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Total assets	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Liabilities
Futures	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Total liabilities	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Net fair value						$-	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Forwards	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Total assets	$137,302	$(108,245)	$29,057	$-	$-	$29,057

Liabilities
Forwards	$(108,245)	$108,245	$-	$-	$-	$-

Total liabilities	$(108,245)	$108,245	$-	$-	$-	$-

Net fair value						$29,057	*

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

Ceres Orion L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31, 2019
Assets
Futures Contracts
Currencies	$1,024,103
Energy	24,040,293
Grains	10,257,434
Indices	1,185,547
Interest Rates U.S.	74,820
Interest Rates Non-U.S.	598,379
Livestock	1,800,915
Metals	2,685,053
Softs	13,407,998

Total unrealized appreciation on open futures contracts	55,074,542

Liabilities
Futures Contracts
Currencies	(194,083)
Energy	(15,873,184)
Grains	(15,052,970)
Indices	(712,770)
Interest Rates U.S.	(64,351)
Interest Rates Non-U.S.	(3,110,476)
Livestock	(1,144,175)
Metals	(3,295,398)
Softs	(17,385,683)

Total unrealized depreciation on open futures contracts	(56,833,090)

Net unrealized depreciation on open futures contracts	$(1,758,548)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2019, 2018 and 2017, respectively.

Sector	2019		2018		2017
Currencies	$386,159		$(3,364,175)		$(7,867,522)
Energy	12,558,599		2,715,862		(106,263)
Grains	1,109,990		(3,115,089)		(4,270,109)
Indices	(4,261,020)		(6,559,366)		29,363,266
Interest Rates U.S.	(785,406)		(2,158,832)		(4,548,710)
Interest Rates Non-U.S.	5,214,486		(631,329)		(7,142,822)
Livestock	2,666,962		(155,263)		(902,168)
Metals	115,119		(1,219,114)		(404,789)
Softs	1,545,386		708,983		(233,585)

Total	$18,550,275	***	$(13,778,323)	***	$3,887,298	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$55,074,542	$55,074,542	$-	$-

Total assets	$55,074,542	$55,074,542	$-	$-

Liabilities
Futures	$56,833,090	$56,833,090	$-	$-

Total liabilities	$56,833,090	$56,833,090	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Forwards	$137,302	$-	$137,302	$-

Total assets	$137,302	$-	$137,302	$-

Liabilities
Forwards	$108,245	$-	$108,245	$-

Total liabilities	$108,245	$-	$108,245	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2019.

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

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend, which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership and are also charged directly at the Partnership level.

At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. At December 31, 2018, the Partnership owned approximately 45.1% of Winton Master, 99.2% of Transtrend Master, 100.0% of Willowbridge Master and 87.3% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$214,355,792	$8,953,183	$205,402,609
Transtrend Master	127,400,612	7,792,364	119,608,248
FORT Contrarian Master	135,604,970	4,607,083	130,997,887
NL Master	22,919,671	1,217,801	21,701,870

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Winton Master	$352,978,637	$13,779,023	$339,199,614
Transtrend Master	150,331,839	533,135	149,798,704
Willowbridge Master	192,211,165	43,829,178	148,381,987
FORT Contrarian Master	180,042,210	1,648,773	178,393,437

Ceres Orion L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$4,752,237	$8,615,176	$13,367,413
Transtrend Master	(154,306)	6,337,549	6,183,243
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	2,602,136	34,257,304	36,859,440
NL Master (b)	152,833	(6,328,890)	(6,176,057)

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$5,588,690	$(7,829,505)	$(2,240,815)
Transtrend Master	(299,102)	(17,683,526)	(17,982,628)
Willowbridge Master	906,473	(4,843,521)	(3,937,048)
FORT Contrarian Master (c)	2,172,289	(12,008,806)	(9,836,517)

(a)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(b)	From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.
(c)	Summarized information presented is for the twelve months ended December 31, 2018. The Partnership was invested in Fort Contrarian Master from February 1, 2018 to December 31, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	December 31, 2019		For the year ended December 31, 2019
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	15.96%	$77,128,248	$3,832,573	$159,802	$24,788	$-	$-	$3,647,983	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	8,171,983	955,013	67,742	1,185,744	1,815	5,961,669	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	31,990,597	407,231	58,882	-	-	31,524,484	Commodity Portfolio	Monthly
NL Master (b)	3.58%	17,300,752	(4,699,673)	64,924	49,260	-	-	(4,813,857)	Commodity Portfolio	Monthly

Total		$330,936,811	$38,901,223	$1,671,046	$205,749	$1,185,744	$1,815	$35,836,869

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	25.30%	$153,304,033	$241,406	$214,137	$30,606	$-	$-	$(3,337)	Commodity Portfolio	Monthly
Transtrend Master	24.51%	148,573,425	(15,288,450)	1,039,887	274	1,449,384	47,039	(17,825,034)	Commodity Portfolio	Monthly
Willowbridge Master	24.53%	148,663,921	(825,674)	2,381,900	64,577	-	-	(3,272,151)	Commodity Portfolio	Monthly
FORT Contrarian Master (c)	25.75%	156,038,134	(7,949,280)	398,224	52,933	-	-	(8,400,437)	Commodity Portfolio	Monthly

Total		$606,579,513	$(23,821,998)	$4,034,148	$148,390	$1,449,384	$47,039	$(29,500,959)

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through December 31, 2019.
(c)	From February 1, 2018, the date the Partnership invested into FORT Contrarian Master, through December 31, 2018.

Ceres Orion L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018				2017
	Class A	Class Z	Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$243.15	$96.46	$(192.42)		$(75.81)		$7.10		$3.30
Net investment loss	(122.35)	(24.51)	(86.93)		(12.94)		(102.28)		(20.47)

Increase (decrease) for the year	120.80	71.95	(279.35)		(88.75)		(95.18)		(17.17)
Net asset value per Redeemable Unit, beginning of year	2,608.11	1,034.06	2,887.46		1,122.81		2,982.64		1,139.98

Net asset value per Redeemable Unit, end of year	$2,728.91	$1,106.01	$2,608.11		$1,034.06		$2,887.46		$1,122.81

	2019		2018				2017
	Class A	Class Z	Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(4.5)%	(2.3)%	(3.2)%		(1.2)%		(3.6)%		(1.9)%

Operating expense	5.8%	3.6%	4.8%		2.9%		4.4%		2.7%
Incentive fees	0.5%	0.4%	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Total expenses	6.3%	4.0%	4.8%		2.9%		4.4%		2.7%

Total return:
Total return before incentive fees	5.2%	7.4%	(9.7)%		(7.9)%		(3.2)%		(1.5)%
Incentive fees	(0.6)%	(0.4)%	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Total return after incentive fees	4.6%	7.0%	(9.7)%		(7.9)%		(3.2)%		(1.5)%

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

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.0% to 24.3% of the Partnership’s/Funds’ contracts are traded OTC.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s and the Funds’ assets. For certain OTC contracts traded by certain Funds, JPMorgan is the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager considers the risk of any future obligation relating to these indemnifications to be remote.

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

Effective on or about February 1, 2020, the Partnership allocated a portion of its assets to Pan Capital Management L.P. (“Pan”), which is managed and traded by Pan pursuant to Pan’s Energy Trading Program.

Selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$1,673,640	$2,310,283	$2,720,515	$2,941,674
Total expenses	(6,238,027)	(9,043,368)	(9,620,931)	(9,102,060)
Total trading results	(11,304,584)	19,123,299	13,711,792	28,518,756

Net income (loss)	$(15,868,971)	$12,390,214	$6,811,376	$22,358,370

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(82.04)	$63.23	$32.95	$106.66

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(27.56)	$31.34	$18.13	$50.04

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$3,250,073	$3,013,685	$2,750,309	$2,600,388
Total expenses	(7,339,376)	(8,421,129)	(8,604,437)	(9,623,383)
Total trading results	(45,841,086)	2,992,940	18,174,973	(23,499,376)

Net income (loss)	$(49,930,389)	$(2,414,504)	$12,320,845	$(30,522,371)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(204.32)	$(9.35)	$46.15	$(111.83)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(76.36)	$1.66	$23.63	$(37.68)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective on or about February 1, 2020, the Partnership allocated a portion of its assets to Pan Capital Management L.P. (“Pan”), which is managed and traded by Pan pursuant to Pan’s Energy Trading Program.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and

Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 0.75% (paid monthly) of the Partnership’s month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2020, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	5,058.6813	51.8%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2019 and 2018 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019 $233,744

2018 $183,603

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedules of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

Notes to Financial Statements.

(2) Exhibits:

3.1	Fifth Amended and Restated Limited Partnership Agreement, effective March 31, 2019 (filed herewith).

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

(m)	11th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 31, 2019 (filed herewith).

4.1	Description of Securities (filed herewith).

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

10.5(a)

Management Agreement among the Partnership, the General Partner and John Street Capital LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2019 and incorporated herein by reference).

(b)

Novation Agreement by and among the Partnership, the General Partner, John Street Capital LLP and John Street Capital Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and FORT, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2018 and incorporated herein by reference).

10.7

Management Agreement among the Partnership, the General Partner and Northlander Commodity Advisors LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2019 and incorporated herein by reference).

10.8(a)

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

10.9

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.10	Form of Subscription Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.11(a)

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

10.12

Amended and Restated Master Services Agreement, by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.13

Management Agreement among the Partnership, the General Partner and Pan Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2020 and incorporated herein by reference).

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

99.1	Financial Statements of CMF Winton Master L.P.

99.2	Financial Statements of CMF TT II, LLC.

99.3	Financial Statements of CMF Willowbridge Master Fund L.P.

99.4	Financial Statements of CMF FORT Contrarian Master Fund LLC.

99.5	Financial Statements of CMF NL Master Fund LLC.

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
Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2020	Date: March 30, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2020
Date: March 30, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.