Form 10-Q
period 2020-03-31
CERES ORION L.P.
filed 2020-05-11
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes    No X

As of April 30, 2020, 157,205.2068 Limited Partnership Class A Redeemable Units were outstanding and 4,590.3112 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:
Investment in the Funds(1) , at fair value	$261,747,085	$330,936,811
Redemptions receivable from the Funds	17,901,188	11,850,318

Equity in trading account:
Unrestricted cash	180,169,225	117,008,427
Restricted cash	10,746,691	44,439,575
Options purchased, at fair value (premiums paid $85,360 and $0 at March 31, 2020 and December 31, 2019, respectively)	143,560	-

Total equity in trading account	191,059,476	161,448,002

Interest receivable	62,938	155,105

Total assets	$470,770,687	$504,390,236

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,180,212	$1,758,548
Options written, at fair value (premiums received $258,320 and $0 at March 31, 2020 and December 31, 2019, respectively)	216,876	-
Accrued expenses:
Ongoing selling agent fees	1,606,525	2,814,316
Management fees	415,311	411,567
General Partner fees	292,093	312,127
Incentive fees	3,310,643	2,013,630
Professional fees	418,524	414,915
Redemptions payable to Limited Partners	17,036,146	13,393,882

Total liabilities	24,476,330	21,118,985

Partners’ Capital:
General Partner, Class Z, 5,058.6813 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	5,525,165	5,594,958
Limited Partners, Class A, 162,111.9798 and 173,135.1328 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	435,780,585	472,470,787
Limited Partners, Class Z, 4,567.4222 and 4,706.5572 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	4,988,607	5,205,506

Total partners’ capital (net asset value)	446,294,357	483,271,251

Total liabilities and partners’ capital	$470,770,687	$504,390,236

Net asset value per Redeemable Unit:
Class A	$2,688.15	$2,728.91

Class Z	$1,092.21	$1,106.01

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	7	$(4,700)	(0.00) *%
Energy	8,382	(3,279,250)	(0.72)
Grains	4,798	(1,307,917)	(0.29)
Indices	1,918	(693,729)	(0.16)
Interest Rates U.S.	190	19,265	0.00 *
Interest Rates Non-U.S.	3,185	858,984	0.19
Livestock	506	(95,407)	(0.02)
Metals	510	(1,530,582)	(0.34)
Softs	2,772	(952,806)	(0.22)

Total futures contracts purchased		(6,986,142)	(1.56)

Futures Contracts Sold
Currencies	361	29,304	0.01
Energy	5,472	4,094,416	0.92
Grains	4,774	(660,312)	(0.15)
Indices	1,160	(252,739)	(0.06)
Interest Rates U.S.	1	109	0.00 *
Interest Rates Non-U.S.	117	(26,921)	(0.01)
Livestock	522	(476,575)	(0.11)
Metals	674	2,715,683	0.61
Softs	2,850	382,965	0.09

Total futures contracts sold		5,805,930	1.30

Net unrealized depreciation on open futures contracts		$(1,180,212)	(0.26)%

Options Purchased
Calls
Energy	388	$143,560	0.03%

Total options purchased (premiums paid $85,360)		$143,560	0.03%

Options Written
Calls
Energy	93	$(80,538)	(0.02)%
Puts
Energy	93	(136,338)	(0.03)

Total options written (premiums received $258,320)		$(216,876)	(0.05)%

Investment in the Funds
CMF Winton Master L.P.		$41,856,909	9.38%
CMF TT II, LLC		84,242,729	18.88
CMF FORT Contrarian Master Fund LLC		117,835,250	26.40
CMF NL Master Fund LLC		17,812,197	3.99

Total investment in the Funds		$261,747,085	58.65%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income	$392,973	$431,674
Interest income allocated from the Funds	797,467	2,510,000

Total investment income	1,190,440	2,941,674

Expenses:
Expenses allocated from the Funds	747,109	765,931
Clearing fees related to direct investments	1,630,457	1,072,804
Ongoing selling agent fees	1,209,972	4,077,320
Management fees	1,240,559	1,455,662
General Partner fees	901,242	1,097,656
Incentive fees	3,310,643	311,667
Professional fees	262,730	321,020

Total expenses	9,302,712	9,102,060

Net investment loss	(8,112,272)	(6,160,386)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	17,484,357	16,358,172
Net realized gains (losses) on closed contracts allocated from the Funds	(26,990,408)	3,505,721
Net change in unrealized gains (losses) on open contracts	309,911	(12,351,593)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	10,447,865	21,006,456

Total trading results	1,251,725	28,518,756

Net income (loss)	$(6,860,547)	$22,358,370

Net income (loss) per Redeemable Unit*:
Class A	$(40.76)	$106.66

Class Z	$(13.80)	$50.04

Weighted average Redeemable Units outstanding:
Class A	170,668.7368	219,198.7898

Class Z	9,765.2385	10,614.1822

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions - Limited Partners	2,398,208	928.5660	20,000	19.5530	2,418,208	948.1190
Redemptions - Limited Partners	(64,207,160)	(24,617.5730)	(196,289)	(189.1360)	(64,403,449)	(24,806.7090)
Net income (loss)	21,832,304	-	526,066	-	22,358,370	-

Partners’ Capital, March 31, 2019	$555,054,777	204,457.2408	$11,376,827	10,494.2515	$566,431,604	214,951.4923

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	1,164,297	425.2450	-	-	1,164,297	425.2450
Redemptions - Limited Partners	(31,128,679)	(11,448.3980)	(151,965)	(139.1350)	(31,280,644)	(11,587.5330)
Net income (loss)	(6,725,820)	-	(134,727)	-	(6,860,547)	-

Partners’ Capital, March 31, 2020	$435,780,585	162,111.9798	$10,513,772	9,626.1035	$446,294,357	171,738.0833

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, the general partner of Winton Master (as defined below) and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), FORT Contrarian Master (as defined below) and NL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2020, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”) and Pan Capital Management L.P. (“Pan”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, John Street (as defined below) and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective on February 1, 2020, Pan directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program.

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

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $10,746,691 and $44,439,575, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $29,666,001 (cost of $29,916,270) and $10,541,351 (cost of $10,423,551) at March 31, 2020 and December 31, 2019, respectively.

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

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Class A	Class Z	Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$5.85	$2.19	$134.58		$53.80
Net investment loss	(46.61)	(15.99)	(27.92)		(3.76)

Increase (decrease) for the period	(40.76)	(13.80)	106.66		50.04
Net asset value per Redeemable Unit, beginning of period	2,728.91	1,106.01	2,608.11		1,034.06

Net asset value per Redeemable Unit, end of period	$2,688.15	$1,092.21	$2,714.77		$1,084.10

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Class A	Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.8)%	(3.8)%	(4.2)%		(1.3)%

Operating expenses	5.1%	4.1%	6.3%		3.3%
Incentive fees	0.7%	0.7%	0.1%		0.1%

Total expenses	5.8%	4.8%	6.4%		3.4%

Total return:
Total return before incentive fees	(0.8)%	(0.6)%	4.1%		4.9%
Incentive fees	(0.7)%	(0.6)%	(0.0)	%****	(0.1)%

Total return after incentive fees	(1.5)%	(1.2)%	4.1%		4.8%

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

The foreign exchange brokerage account agreements and/or futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were 81,120 and 64,163, respectively. The monthly average number of option contracts traded directly by the Partnership during the period February 1, 2020 through March 31, 2020 and the three months ended March 31, 2019 were 381 and 0, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31 2020 and December 31, 2019, respectively.

March 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$23,375,191	$(23,375,191)	$-	$-	$-	$-

Total assets	$23,375,191	$(23,375,191)	$-	$-	$-	$-

Liabilities
Futures	$(24,555,403)	$23,375,191	$(1,180,212)	$-	$1,180,212	$-

Total liabilities	$(24,555,403)	$23,375,191	$(1,180,212)	$-	$1,180,212	$-

Net fair value						$-	*

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Total assets	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Liabilities
Futures	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Total liabilities	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Net fair value						$-	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
Assets
Futures Contracts
Currencies	$250,209
Energy	13,471,631
Grains	1,231,247
Indices	964,012
Interest Rates U.S.	30,476
Interest Rates Non-U.S.	916,826
Livestock	714,573
Metals	2,910,040
Softs	2,886,177

Total unrealized appreciation on open futures contracts	23,375,191

Liabilities
Futures Contracts
Currencies	(225,605)
Energy	(12,656,465)
Grains	(3,199,476)
Indices	(1,910,480)
Interest Rates U.S.	(11,102)
Interest Rates Non-U.S.	(84,763)
Livestock	(1,286,555)
Metals	(1,724,939)
Softs	(3,456,018)

Total unrealized depreciation on open futures contracts	(24,555,403)

Net unrealized depreciation on open futures contracts	$(1,180,212)	*

Assets
Options Purchased
Energy	$143,560

Total options purchased	$143,560	**

Liabilities
Options Written
Energy	$(216,876)

Total options written	$(216,876)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
Sector	2020		2019
Currencies	$(2,485,209)		$801,575
Energy	14,418,791		3,518,985
Grains	180,970		(2,430,152)
Indices	(3,970,177)		(515,130)
Interest Rates U.S.	(1,382,899)		(422,094)
Interest Rates Non-U.S.	10,532,332		4,091,827
Livestock	(4,877,916)		186,593
Metals	6,440,818		(1,473,060)
Softs	(1,062,442)		248,035

Total	$17,794,268	****	$4,006,579	****

****  This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$23,375,191	$23,375,191	$-	$-
Options purchased	143,560	143,560	-	-

Total assets	$23,518,751	$23,518,751	$-	$-

Liabilities
Futures	$24,555,403	$24,555,403	$-	$-
Options written	216,876	216,876	-	-

Total liabilities	$24,772,279	$24,772,279	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$55,074,542	$55,074,542	$-	$-

Total assets	$55,074,542	$55,074,542	$-	$-

Liabilities
Futures	$56,833,090	$56,833,090	$-	$-

Total liabilities	$56,833,090	$56,833,090	$-	$-

6.	Investment in the Funds:

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

On April 1, 2019, the assets allocated to Northlander for trading were invested in NL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master permits accounts managed by Northlander using the Northlander Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of NL Master. Individual and pooled accounts currently managed by Northlander, including the Partnership, are permitted to be members of NL Master. The Trading Manager and Northlander believe that trading through this structure promotes efficiency and economy in the trading process.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Willowbridge Master on January 31, 2019.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2020.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend, which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership and are also charged directly at the Partnership level.

As of March 31, 2020, the Partnership owned approximately 29.6% of Winton Master, 100.0% of Transtrend Master, 94.6% of FORT Contrarian Master and 81.6% of NL Master. At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2020
	Total Assets	Total Liabilities	Total Capital
Winton Master	$169,049,467	$27,813,807	$141,235,660
Transtrend Master	84,540,700	297,971	84,242,729
FORT Contrarian Master	124,920,459	469,327	124,451,132
NL Master	22,692,778	858,566	21,834,212

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$214,355,792	$8,953,183	$205,402,609
Transtrend Master	127,400,612	7,792,364	119,608,248
FORT Contrarian Master	135,604,970	4,607,083	130,997,887
NL Master	22,919,671	1,217,801	21,701,870

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$387,606	$(23,953,788)	$(23,566,182)
Transtrend Master	(261,094)	(3,266,814)	(3,527,908)
FORT Contrarian Master	168,677	(5,653,909)	(5,485,232)
NL Master	12,428	752,782	765,210

	For the three months ended March 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,665,854	$3,237,333	$4,903,187
Transtrend Master	104,673	6,864,507	6,969,180
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	803,870	19,700,082	20,503,952

(a)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	March 31, 2020		For the three months ended March 31, 2020
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fees	Incentive Fee

Winton Master	9.38%	$41,856,909	$(8,370,730)	$42,551	$7,687	$-	$-	$(8,420,968)	Commodity Portfolio	Monthly
Transtrend Master	18.88%	84,242,729	(3,033,914)	259,821	17,000	217,175	-	(3,527,910)	Commodity Portfolio	Monthly
FORT Contrarian Master	26.40%	117,835,250	(5,002,992)	152,428	16,040	-	-	(5,171,460)	Commodity Portfolio	Monthly
NL Master	3.99%	17,812,197	662,560	21,564	12,843	-	-	628,153	Commodity Portfolio	Monthly

Total		$261,747,085	$(15,745,076)	$476,364	$53,570	$217,175	$-	$(16,492,185)

	December 31, 2019		For the three months ended March 31, 2019
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fees	Incentive Fee

Winton Master	15.96%	$77,128,248	$2,095,051	$39,611	$6,999	$-	$-	$2,048,441	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	7,408,689	210,102	-	303,052	-	6,895,535	Commodity Portfolio	Monthly
Willowbridge Master (a)	- %	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	17,912,694	102,244	14,770	-	-	17,795,680	Commodity Portfolio	Monthly
NL Master (b)	3.58%	17,300,752	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$330,936,811	$27,022,177	$436,033	$26,846	$303,052	$-	$26,256,246

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	The Partnership invested into NL Master on April 1, 2019.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.1% to 6.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2020.

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

For the three months ended March 31, 2020, the Partnership’s capital decreased 7.7% from $483,271,251 to $446,294,357. This decrease was attributable to redemptions of 11,448.3980 Class A limited partner Redeemable Units totaling $31,128,679, redemptions of 139.1350 Class Z limited partner Redeemable Units totaling $151,965 and a net loss of $6,860,547, which was partially offset by subscriptions of 425.2450 Class A limited partner Redeemable Units totaling $1,164,297. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class A decreased 1.5% from $2,728.91 to $2,688.15, as compared to an increase of 4.1% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class Z decreased 1.2% from $1,106.01 to $1,092.21, as compared to an increase of 4.8% in the first quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2020 of $1,251,725. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, grains, livestock, softs and indices. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $28,518,756. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, softs and indices and were partially offset by losses in energy, U.S. interest rates, livestock and metals.

During the first quarter, the most notable losses were incurred within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as stock prices reversed dramatically lower late in the month as the COVID-19 coronavirus threatened global economic stability. Losses in the currency sector were primarily incurred from long positions in the Mexican peso during February and March as the value of the Mexican currency slumped against the U.S. dollar. Additional currency losses were recorded during March from short positions in the euro and Japanese yen versus the U.S. dollar as the dollar weakened as the coronavirus spread throughout U.S. and quarantine measures shut down economic activity. In the agricultural sector, losses were incurred from positions in livestock futures during January and from grains and soft commodities during March. The Partnership’s overall trading losses for the quarter were partially offset by trading gains achieved during January and February from long positions in global fixed income futures as bond prices rallied on safe-haven demand as COVID-19 grew into a global pandemic. Additional gains were recorded within the energy sector during each month of the quarter from short positions in natural gas and European electricity futures as the growing economic slowdown limited demand for power and electricity production. Further gains in the energies were experienced during March from short positions in crude oil futures as prices plummeted as demand for oil cratered. The most significant gains in the metals sector were achieved during January and February from long positions in palladium futures as tightening supplies and increased demand for precious metals boosted prices.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Winton Master’s, NL Master’s or, prior to its termination, Willowbridge Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2020 decreased by $1,751,234 as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2020 increased by $557,653 as compared to the corresponding period in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, they must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $2,867,348 as compared to the corresponding period in 2019. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2020 decreased by $300,980 as compared to the corresponding period in 2019. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2020 decreased by $196,414 as compared to the corresponding period in 2019. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2020 resulted in incentive fees of $3,310,643. Trading performance for the three months ended March 31, 2019 resulted in incentive fees of $311,667. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2020 and December 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		March 31, 2020		December 31, 2019
Advisor	March 31, 2020	(percentage of Partners’ Capital)	December 31, 2019	(percentage of Partners’ Capital)
Winton	$42,051,107	9%	$77,281,764	16%
Transtrend	$84,075,361	19%	$119,235,436	25%
FORT	$117,804,070	26%	$116,747,127	24%
Northlander	$17,776,648	4%	$17,267,827	3%
JSCL	$160,008,420	36%	$152,739,097	32%
Pan	$24,578,751	6%	$-	0%

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exceptions of Pan and JSCL, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds, as applicable. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership (i.e. in the managed accounts in the Partnership’s name traded by Pan and JSCL) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the Partnership’s total capitalization was $446,294,357.

March 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,361,496	1.20%
Energy	5,357,190	1.20
Grains	3,422,751	0.77
Indices	2,137,677	0.48
Interest Rates U.S.	2,355,950	0.53
Interest Rates Non-U.S.	3,400,538	0.76
Livestock	824,332	0.18
Metals	3,150,627	0.71
Softs	2,071,007	0.46

Total	$28,081,568	6.29%

As of December 31, 2019, the Partnership’s total capitalization was $483,271,251.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$28,217,447	5.84%
Energy	18,863,752	3.90
Grains	6,262,164	1.30
Indices	19,374,433	4.01
Interest Rates U.S.	2,253,655	0.47
Interest Rates Non-U.S.	9,441,736	1.95
Livestock	5,616,993	1.16
Metals	8,472,705	1.75
Softs	5,768,321	1.19

Total	$104,271,206	21.57%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and the twelve months ended December 31, 2019, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$822,970	0.18%	$5,269,055	$629,154	$2,866,351
Energy	2,376,350	0.53	13,521,727	1,816,854	7,972,561
Grains	1,329,628	0.30	5,718,941	720,538	4,019,778
Indices	92,887	0.02	5,337,893	92,887	2,369,727
Interest Rates U.S.	400,479	0.09	1,847,494	214,773	629,647
Interest Rates Non-U.S.	1,105,528	0.25	5,445,035	771,101	3,553,182
Livestock	415,152	0.09	5,084,118	240,768	3,262,072
Metals	598,164	0.13	3,826,774	376,349	2,672,738
Softs	1,033,614	0.23	7,007,411	782,412	4,154,193

Total	$8,174,772	1.82%

*	Average of daily Values at Risk.

At December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,680,743	0.97%	$5,947,865	$-	$2,171,804
Energy	12,815,021	2.65	13,404,797	-	5,181,347
Grains	4,597,504	0.95	5,590,035	-	3,418,974
Indices	5,337,893	1.10	5,849,125	-	2,414,024
Interest Rates U.S.	247,619	0.05	1,757,302	-	496,515
Interest Rates Non-U.S.	3,231,477	0.67	4,230,099	-	2,777,700
Livestock	4,643,018	0.96	5,427,760	-	2,761,491
Metals	3,080,627	0.64	4,198,623	-	2,531,668
Softs	4,741,702	0.98	7,901,433	-	4,022,608

Total	$43,375,604	8.97%

*	Annual average of daily Values at Risk.

At March 31, 2020, Winton Master’s total capitalization was $141,235,660 and the Partnership owned approximately 29.6% of Winton Master. As of March 31, 2020, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,919,490	3.48%	$10,239,542	$4,919,490	$9,173,749
Energy	1,437,369	1.02	3,921,525	915,394	2,282,381
Grains	821,255	0.58	2,185,506	821,255	1,429,738
Indices	1,456,247	1.03	6,100,469	1,184,188	4,876,376
Interest Rates U.S.	654,124	0.46	1,369,793	458,802	655,083
Interest Rates Non-U.S.	1,290,556	0.91	1,636,767	732,829	997,094
Livestock	556,435	0.39	622,655	83,525	242,701
Metals	3,258,689	2.31	7,122,912	3,251,083	4,885,337
Softs	937,584	0.66	1,859,318	937,584	1,394,842

Total	$15,331,749	10.84%

*	Average of daily Values at Risk.

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

At March 31, 2020, Transtrend Master’s total capitalization was $84,242,729 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2020, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,634,803	3.13%	$19,590,628	$2,199,776	$12,284,988
Energy	2,082,072	2.47	4,454,924	1,594,816	2,752,871
Grains	1,850,032	2.20	2,151,454	1,045,499	1,529,159
Indices	977,538	1.16	8,833,776	651,665	5,051,483
Interest Rates U.S.	1,343,929	1.60	1,527,282	362,411	949,018
Interest Rates Non-U.S.	1,413,601	1.68	3,016,608	1,201,711	2,075,838
Livestock	244,475	0.29	1,129,893	181,803	497,079
Metals	1,560,180	1.85	4,082,966	1,242,232	2,660,666
Softs	759,868	0.90	2,551,738	596,029	1,412,473

Total	$12,866,498	15.28%

*	Average of daily Values at Risk.

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

At March 31, 2020, FORT Contrarian Master’s total capitalization was $124,451,132 and the Partnership owned approximately 94.6% of FORT Contrarian Master. As of March 31, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$473,101	0.38%	$1,988,707	$202,069	$1,130,891
Energy	289,676	0.23	1,165,186	176,252	663,564
Indices	672,519	0.54	5,798,597	672,519	3,856,535
Interest Rates U.S.	441,777	0.35	1,702,197	145,815	601,868
Interest Rates Non-U.S.	527,912	0.42	4,211,112	495,790	2,662,226
Metals	29,293	0.02	257,510	22,902	97,293

Total	$2,434,278	1.94%

*	Average of daily Values at Risk.

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

At March 31, 2020, NL Master’s total capitalization was $21,834,212 and the Partnership owned approximately 81.6% of NL Master. As of March 31, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

March 31, 2020

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2020
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$244,207	1.12%	$777,669	$74,383	$371,772

Total	$244,207	1.12%

*	Average of daily Values at Risk.

At December 31, 2019, NL Master’s total capitalization was $21,701,870 and the Partnership owned approximately 79.6% of NL Master. As of December 31, 2019, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2019*
			High Value at Risk	Low Value at Risk	Average Value at Risk**
Energy	$402,025	1.85%	$1,612,667	$-	$556,623

Total	$402,025	1.85%

*	From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.
**	Annual average of daily Values at Risk.

Item 4. Controls	and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were subscriptions of 425.2450 Class A Redeemable Units totaling $1,164,297. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	2,989.4420	$2,774.29	N/A	N/A	N/A	N/A
February 1, 2020 - February 29, 2020	2,177.9890	$2,732.30	N/A	N/A	N/A	N/A
March 1, 2020 - March 31, 2020	6,280.9670	$2,688.15	139.1350	$1,092.21	N/A	N/A
	11,448.3980	$2,719.04	139.1350	$1,092.21

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.