Form 10-Q
period 2020-06-30
CERES ORION L.P.
filed 2020-08-11
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes      No X

As of July 31, 2020, 145,048.3168 Limited Partnership Class A Redeemable Units were outstanding and 4,053.0082 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Investment in the Funds(1), at fair value	$220,639,021	$330,936,811
Redemptions receivable from the Funds	6,950,770	11,850,318
Equity in trading account:
Unrestricted cash	148,728,995	117,008,427
Restricted cash	37,028,151	44,439,575
Options purchased, at fair value (premiums paid $270,660 and $0 at June 30, 2020 and December 31, 2019, respectively)	198,150	-

Total equity in trading account	185,955,296	161,448,002

Interest receivable	15,792	155,105

Total assets	$413,560,879	$504,390,236

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$3,206,394	$1,758,548
Options written, at fair value (premiums received $21,250 and $0 at June 30, 2020 and December 31, 2019, respectively)	9,265	-
Accrued expenses:
Ongoing selling agent fees	666,890	2,814,316
Management fees	327,970	411,567
General Partner fees	255,807	312,127
Incentive fees	256,036	2,013,630
Professional fees	387,399	414,915
Redemptions payable to Limited Partners	12,683,835	13,393,882

Total liabilities	17,793,596	21,118,985

Partners’ Capital:
General Partner, Class Z, 5,058.6813 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	5,329,895	5,594,958
Limited Partners, Class A, 149,310.0748 and 173,135.1328 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	386,112,480	472,470,787
Limited Partners, Class Z, 4,104.8302 and 4,706.5572 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	4,324,908	5,205,506

Total partners’ capital (net asset value)	395,767,283	483,271,251

Total liabilities and partners’ capital	$413,560,879	$504,390,236

Net asset value per Redeemable Unit:
Class A	$2,585.98	$2,728.91

Class Z	$1,053.61	$1,106.01

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	257	$(200,845)	(0.05)%
Energy	16,216	9,589,703	2.42
Grains	8,264	130,360	0.03
Indices	937	361,779	0.09
Interest Rates U.S.	879	287,579	0.07
Interest Rates Non-U.S.	14,242	1,495,726	0.38
Livestock	3,150	(4,316,790)	(1.09)
Metals	2,148	3,865,710	0.98
Softs	4,754	(3,690,798)	(0.93)

Total futures contracts purchased		7,522,424	1.90

Futures Contracts Sold
Currencies	443	487,581	0.12
Energy	6,318	(7,714,651)	(1.95)
Grains	8,827	(221,220)	(0.06)
Indices	867	(1,801,194)	(0.46)
Interest Rates Non-U.S.	668	(127,936)	(0.03)
Livestock	3,030	497,625	0.13
Metals	1,364	(2,765,342)	(0.69)
Softs	5,096	916,319	0.23

Total futures contracts sold		(10,728,818)	(2.71)

Net unrealized depreciation on open futures contracts		$(3,206,394)	(0.81)%

Options Purchased
Calls
Energy	643	$198,150	0.05%

Total options purchased (premiums paid $270,660)		$198,150	0.05%

Options Written
Calls
Energy	85	$(9,265)	(0.00) *%

Total options written (premiums received $21,250)		$(9,265)	(0.00) *%

Investment in the Funds
CMF Winton Master L.P.		$16,190,416	4.09%
CMF TT II, LLC		99,823,148	25.22
CMF FORT Contrarian Master Fund LLC		88,633,925	22.40
CMF NL Master Fund LLC		15,991,532	4.04

Total investment in the Funds		$220,639,021	55.75%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$41,291	$673,546	$434,264	$1,105,220
Interest income allocated from the Funds	41,163	2,046,969	838,630	4,556,969

Total investment income	82,454	2,720,515	1,272,894	5,662,189

Expenses:
Expenses allocated from the Funds	482,349	727,683	1,229,458	1,493,614
Clearing fees related to direct investments	841,126	1,454,628	2,471,583	2,527,432
Ongoing selling agent fees	1,250,404	2,477,260	2,460,376	6,554,580
Management fees	1,061,339	1,409,275	2,301,898	2,864,937
General Partner fees	806,484	1,046,236	1,707,726	2,143,892
Incentive fees	119,673	2,193,341	3,430,316	2,505,008
Professional fees	266,946	312,508	529,676	633,528

Total expenses	4,828,321	9,620,931	14,131,033	18,722,991

Net investment loss	(4,745,867)	(6,900,416)	(12,858,139)	(13,060,802)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(6,053,535)	(13,950,590)	11,430,822	2,407,582
Net realized gains (losses) on closed contracts allocated from the Funds	3,527,973	13,767,672	(23,462,435)	17,273,393
Net change in unrealized gains (losses) on open contracts	(1,179,991)	21,177,421	(870,080)	8,825,828
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(7,707,687)	(7,282,711)	2,740,178	13,723,745

Total trading results	(11,413,240)	13,711,792	(10,161,515)	42,230,548

Net income (loss)	$(16,159,107)	$6,811,376	$(23,019,654)	$29,169,746

Net income (loss) per Redeemable Unit*:
Class A	$(102.17)	$32.95	$(142.93)	$139.61

Class Z	$(38.60)	$18.13	$(52.40)	$68.17

Weighted average Redeemable Units outstanding:
Class A	157,910.3785	199,074.2741	164,289.5576	209,136.5320

Class Z	9,641.3628	9,668.2715	9,703.3007	10,141.2268

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions - Limited Partners	3,048,208	1,167.7820	20,000	19.5530	3,068,208	1,187.3350
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(106,112,471)	(39,915.4380)	(318,605)	(299.5600)	(106,431,076)	(40,214.9980)
Net income (loss)	28,446,622	-	723,124	-	29,169,746	-

Partners’ Capital, June 30, 2019	$520,413,784	189,398.5918	$9,861,505	8,946.8295	$530,275,289	198,345.4213

Partners’ Capital, March 31, 2019	$555,054,777	204,457.2408	$11,376,827	10,494.2515	$566,431,604	214,951.4923
Subscriptions - Limited Partners	650,000	239.2160	-	-	650,000	239.2160
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(41,905,311)	(15,297.8650)	(122,316)	(110.4240)	(42,027,627)	(15,408.2890)
Net income (loss)	6,614,318	-	197,058	-	6,811,376	-

Partners’ Capital, June 30, 2019	$520,413,784	189,398.5918	$9,861,505	8,946.8295	$530,275,289	198,345.4213

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	2,472,734	912.3750	25,000	22.8890	2,497,734	935.2640
Redemptions - Limited Partners	(66,317,648)	(24,737.4330)	(664,400)	(624.6160)	(66,982,048)	(25,362.0490)
Net income (loss)	(22,513,393)	-	(506,261)	-	(23,019,654)	-

Partners’ Capital, June 30, 2020	$386,112,480	149,310.0748	$9,654,803	9,163.5115	$395,767,283	158,473.5863

Partners’ Capital, March 31, 2020	$435,780,585	162,111.9798	$10,513,772	9,626.1035	$446,294,357	171,738.0833
Subscriptions - Limited Partners	1,308,437	487.1300	25,000	22.8890	1,333,437	510.0190
Redemptions - Limited Partners	(35,188,969)	(13,289.0350)	(512,435)	(485.4810)	(35,701,404)	(13,774.5160)
Net income (loss)	(15,787,573)	-	(371,534)	-	(16,159,107)	-

Partners’ Capital, June 30, 2020	$386,112,480	149,310.0748	$9,654,803	9,163.5115	$395,767,283	158,473.5863

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

As of June 30, 2020, all trading decisions were made for the Partnership by Winton Capital Management Limited (“Winton”), Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”) and Pan Capital Management L.P. (“Pan”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, John Street (as defined below) and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

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

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. During the period covered by this report, the ongoing selling agent fee was $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Units did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The ongoing selling agent fee amount was reduced by applicable floor brokerage fees. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, during the period covered by this report, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. In each case, the amount was reduced by applicable floor brokerage fees. The ongoing selling agent fee for Class A Redeemable Units did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $37,028,151 and $44,439,575, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $33,175,068 (cost of $32,418,977) and $10,541,351 (cost of $10,423,551) at June 30, 2020 and December 31, 2019, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(72.65)	$(29.87)	$67.19	$26.87	$(66.13)	$(27.63)	$201.47	$80.44
Net investment loss	(29.52)	(8.73)	(34.24)	(8.74)	(76.80)	(24.77)	(61.86)	(12.27)

Increase (decrease) for the period	(102.17)	(38.60)	32.95	18.13	(142.93)	(52.40)	139.61	68.17
Net asset value per Redeemable Unit, beginning of period	2,688.15	1,092.21	2,714.77	1,084.10	2,728.91	1,106.01	2,608.11	1,034.06

Net asset value per Redeemable Unit, end of period	$2,585.98	$1,053.61	$2,747.72	$1,102.23	$2,585.98	$1,053.61	$2,747.72	$1,102.23

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Class A		Class Z		Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.4)%		(3.2)%		(3.9)%	(2.0)%	(5.1)%	(3.8)%	(4.3)%	(2.0)%

Operating expenses	4.5%		3.3%		5.5%	3.6%	4.8%	3.7%	5.9%	3.5%
Incentive fees	0.0	%****	0.0	%****	0.4%	0.4%	0.8%	0.7%	0.4%	0.5%

Total expenses	4.5%		3.3%		5.9%	4.0%	5.6%	4.4%	6.3%	4.0%

Total return:
Total return before incentive fees	(3.8)%		(3.5)%		1.6%	2.1%	(4.5)%	(4.0)%	5.8%	7.1%
Incentive fees	(0.0)	%****	(0.0)	%****	(0.4)%	(0.4)%	(0.7)%	(0.7)%	(0.4)%	(0.5)%

Total return after incentive fees	(3.8)%		(3.5)%		1.2%	1.7%	(5.2)%	(4.7)%	5.4%	6.6%

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

The foreign exchange brokerage account agreements and/or futures brokerage account agreements with MS&Co. or JPMorgan, as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 was 68,434 and 88,393, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 was 74,777 and 76,278, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 was 643 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 was 512 and 0, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
June 30, 2020				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$31,448,691	$(31,448,691)	$-	$-	$-	$-

Total assets	$31,448,691	$(31,448,691)	$-	$-	$-	$-

Liabilities
Futures	$(34,655,085)	$31,448,691	$(3,206,394)	$-	$3,206,394	$-

Total liabilities	$(34,655,085)	$31,448,691	$(3,206,394)	$-	$3,206,394	$-

Net fair value						$-	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Total assets	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Liabilities
Futures	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Total liabilities	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Net fair value						$-	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
Assets
Futures Contracts
Currencies	$515,371
Energy	14,503,870
Grains	5,123,049
Indices	1,277,958
Interest Rates U.S.	287,634
Interest Rates Non-U.S.	1,579,248
Livestock	1,014,683
Metals	3,939,905
Softs	3,206,973

Total unrealized appreciation on open futures contracts	31,448,691

Liabilities
Futures Contracts
Currencies	(228,635)
Energy	(12,628,818)
Grains	(5,213,909)
Indices	(2,717,373)
Interest Rates U.S.	(55)
Interest Rates Non-U.S.	(211,458)
Livestock	(4,833,848)
Metals	(2,839,537)
Softs	(5,981,452)

Total unrealized depreciation on open futures contracts	(34,655,085)

Net unrealized depreciation on open futures contracts	$(3,206,394)	*

Assets
Options Purchased
Energy	$198,150

Total options purchased	$198,150	**

Liabilities
Options Written
Energy	$(9,265)

Total options written	$(9,265)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2020		2019		2020		2019
Currencies	$468,824		$(810,777)		$(2,016,385)		$(9,202)
Energy	(3,741,278)		(2,641,175)		10,677,513		877,810
Grains	(286,404)		(1,169)		(105,434)		(2,431,321)
Indices	(1,135,685)		(2,154,231)		(5,105,862)		(2,669,361)
Interest Rates U.S.	198,383		52,805		(1,184,516)		(369,289)
Interest Rates Non-U.S.	2,175,036		4,753,766		12,707,368		8,845,593
Livestock	(5,509,711)		3,363,126		(10,387,627)		3,549,719
Metals	1,836,840		3,213,206		8,277,658		1,740,146
Softs	(1,239,531)		1,451,280		(2,301,973)		1,699,315

Total	$(7,233,526)	****	$7,226,831	****	$10,560,742	****	$11,233,410	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$31,448,691	$31,448,691	$-	$-
Options purchased	198,150	198,150	-	-

Total assets	$31,646,841	$31,646,841	$-	$-

Liabilities
Futures	$34,655,085	$34,655,085	$-	$-
Options written	9,265	9,265	-	-

Total liabilities	$34,664,350	$34,664,350	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$55,074,542	$55,074,542	$-	$-

Total assets	$55,074,542	$55,074,542	$-	$-

Liabilities
Futures	$56,833,090	$56,833,090	$-	$-

Total liabilities	$56,833,090	$56,833,090	$-	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2020.

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

As of June 30, 2020, the Partnership owned approximately 17.7% of Winton Master, 100.0% of Transtrend Master, 91.0% of FORT Contrarian Master and 81.6% of NL Master. At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2020
	Total Assets	Total Liabilities	Total Capital
Winton Master	$100,807,284	$9,531,481	$91,275,803
Transtrend Master	103,664,196	3,841,048	99,823,148
FORT Contrarian Master	97,693,606	321,307	97,372,299
NL Master	21,277,839	1,686,605	19,591,234

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$214,355,792	$8,953,183	$205,402,609
Transtrend Master	127,400,612	7,792,364	119,608,248
FORT Contrarian Master	135,604,970	4,607,083	130,997,887
NL Master	22,919,671	1,217,801	21,701,870

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(43,102)	$(13,483,223)	$(13,526,325)
Transtrend Master	(379,639)	(1,081,479)	(1,461,118)
FORT Contrarian Master	(29,653)	2,359,829	2,330,176
NL Master	(29,211)	(2,070,945)	(2,100,156)

	For the six months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$344,504	$(37,437,011)	$(37,092,507)
Transtrend Master	(640,733)	(4,348,293)	(4,989,026)
FORT Contrarian Master	139,024	(3,294,080)	(3,155,056)
NL Master	(16,783)	(1,318,163)	(1,334,946)

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$1,438,747	$(2,818,288)	$(1,379,541)
Transtrend Master	36,224	662,438	698,662
FORT Contrarian Master	765,106	9,385,122	10,150,228
NL Master	47,535	(1,353,287)	(1,305,752)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$3,104,601	$419,045	$3,523,646
Transtrend Master	140,897	7,526,945	7,667,842
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	1,568,976	29,085,204	30,654,180
NL Master (b)	47,535	(1,353,287)	(1,305,752)

(a)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(b)	From April 1, 2019, commencement of operations for NL Master, through June 30, 2019.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2020		For the three months ended June 30, 2020
	% of Partners’			Expenses				Net Income
			Income	Clearing	Professional	Management	Incentive		Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	4.09%	$16,190,416	$(3,581,600)	$14,618	$4,178	$-	$-	$(3,600,396)	Commodity Portfolio	Monthly
Transtrend Master	25.22%	99,823,148	(1,075,276)	150,485	17,000	218,358	-	(1,461,119)	Commodity Portfolio	Monthly
FORT Contrarian Master	22.40%	88,633,925	2,203,719	34,189	15,629	-	-	2,153,901	Commodity Portfolio	Monthly
NL Master	4.04%	15,991,532	(1,685,394)	14,840	13,052	-	-	(1,713,286)	Commodity Portfolio	Monthly

Total		$220,639,021	$(4,138,551)	$214,132	$49,859	$218,358	$-	$(4,620,900)

	June 30, 2020		For the six months ended June 30, 2020
	% of Partners’			Expenses				Net Income
			Income	Clearing	Professional	Management	Incentive		Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	4.09%	$16,190,416	$(11,952,330)	$57,169	$11,865	$-	$-	$(12,021,364)	Commodity Portfolio	Monthly
Transtrend Master	25.22%	99,823,148	(4,109,190)	410,306	34,000	435,533	-	(4,989,029)	Commodity Portfolio	Monthly
FORT Contrarian Master	22.40%	88,633,925	(2,799,273)	186,617	31,669	-	-	(3,017,559)	Commodity Portfolio	Monthly
NL Master	4.04%	15,991,532	(1,022,834)	36,404	25,895	-	-	(1,085,133)	Commodity Portfolio	Monthly

Total		$220,639,021	$(19,883,627)	$690,496	$103,429	$435,533	$-	$(21,113,085)

	December 31, 2019		For the three months ended June 30, 2019
	% of Partners’			Expenses				Net Income
			Income	Clearing	Professional	Management	Incentive		Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	15.96%	$77,128,248	$(477,493)	$50,364	$6,587	$-	$-	$(534,444)	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	1,199,306	222,876	14,335	282,070	-	680,025	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	8,732,217	92,845	14,297	-	-	8,625,075	Commodity Portfolio	Monthly
NL Master	3.58%	17,300,752	(922,100)	28,434	15,875	-	-	(966,409)	Commodity Portfolio	Monthly

Total		$330,936,811	$8,531,930	$394,519	$51,094	$282,070	$-	$7,804,247

	December 31, 2019		For the six months ended June 30, 2019
	% of Partners’			Expenses				Net Income
			Income	Clearing	Professional	Management	Incentive		Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted
Winton Master	15.96%	$77,128,248	$1,617,558	$89,975	$13,586	$-	$-	$1,513,997	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	8,607,995	432,978	14,335	585,122	-	7,575,560	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	26,644,911	195,089	29,067	-	-	26,420,755	Commodity Portfolio	Monthly
NL Master (b)	3.58%	17,300,752	(922,100)	28,434	15,875	-	-	(966,409)	Commodity Portfolio	Monthly

Total		$330,936,811	$35,554,107	$830,552	$77,940	$585,122	$-	$34,060,493

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through June 30, 2019.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.5% to 5.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the subsequent events described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 1, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders paid by the Partnership to Morgan Stanley Wealth Management is no longer calculated by multiplying the Partnership’s round turn futures transactions by $15.00 each, swaps by up to an equivalent amount and options transactions by $7.50 each per side. The ongoing selling agent fee for Class A Redeemable Unit holders is instead paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12).

Effective July 1, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders paid by the Partnership to Harbor is no longer calculated by multiplying the Partnership’s round turn futures transactions by $15.00 each, swaps by up to an equivalent amount and options transactions by $7.50 each per side. The ongoing selling agent fee for Class A Redeemable Unit holders is instead paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2020.

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

For the six months ended June 30, 2020, the Partnership’s capital decreased 18.1% from $483,271,251 to $395,767,283. This decrease was attributable to redemptions of 24,737.4330 Class A limited partner Redeemable Units totaling $66,317,648, redemptions of 624.6160 Class Z limited partner Redeemable Units totaling $664,400 and a net loss of $23,019,654, which was partially offset by subscriptions of 912.3750 Class A limited partner Redeemable Units totaling $2,472,734 and subscriptions of 22.8890 Class Z limited partner Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class A decreased 3.8% from $2,688.15 to $2,585.98, as compared to an increase of 1.2% in the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class Z decreased 3.5% from $1,092.21 to $1,053.61, as compared to an increase of 1.7% in the second quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $11,413,240. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock and softs and were partially offset by gains in grains, indices, U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $13,711,792. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in currencies, energy, grains and softs.

The Partnership’s most significant losses were incurred within the energy sector during June from short positions in coal futures as prices rallied amid supply constraints and increased import demand from China. Additional losses in the energies were also experienced during June from positions in natural gas, gasoil, and freight index futures. Within the currency markets, losses were recorded during May and June from short positions in the euro versus the U.S. dollar as the effects of the COVID-19 quarantine pulled the dollar lower. Further losses were experienced within the agricultural sector during June primarily from long positions in lean hog futures as supply overhang weighed on prices. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets during April from long positions in U.S., European, and Asian fixed income futures as safe-haven demand strengthened amid the growing coronavirus pandemic. Additional gains were recorded within the global stock index sector during April, May, and June from long positions in U.S., European, and Asian equity index futures as global stocks rallied strongly off of March’s lows. In the metals markets, gains were achieved during May and June from long positions in gold and silver futures as precious metals prices advanced on increased investor demand.

During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class A decreased 5.2% from $2,728.91 to $2,585.98, as compared to an increase of 5.4% during the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class Z decreased 4.7% from $1,106.01 to $1,053.61, as compared to an increase of 6.6% during the six months ended June 30, 2019. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2020 of $10,161,515. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, livestock and softs and were partially offset by gains in energy, grains, U.S. and non-U.S. interest rates, and metals. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2019 of $42,230,548. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, energy, grains, metals and softs.

The Partnership’s most notable losses were incurred within the global stock index sector during February and March from long positions in U.S., European, and Asian equity index futures as stock prices reversed dramatically lower as COVID-19 threatened global economic stability. Losses in the currency sector were incurred from long positions in the Mexican peso during February and March as the value of the Mexican currency slumped against the U.S. dollar. Additional currency losses were recorded during March, May, and June from short positions in the euro versus the U.S. dollar as the dollar weakened as the coronavirus spread throughout the U.S. and quarantine measures shut down economic activity. In the agricultural sector, losses were incurred from positions in livestock futures during January and June and from positions in grains and soft commodities during March. The Partnership’s overall trading losses for the first six months of the year were partially offset by trading gains achieved during January and February from long positions in global fixed income futures as bond prices rallied on safe-haven demand as COVID-19 grew into a global pandemic. Further gains in global fixed income were recorded from long positions throughout the second quarter. Additional gains were recorded within the energy sector during each month of the first quarter from short positions in natural gas and European electricity futures as the economic slowdown limited demand for power and electricity production. Further gains in the energies were experienced during March from short positions in crude oil futures as prices plummeted as demand for oil cratered. In the metals sector, the most significant gains were achieved during January and February from long positions in palladium futures as tightening supplies and increased demand for precious metals boosted prices. Further gains in the metals were experienced from long positions in gold and silver during May.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s, Winton Master’s, NL Master’s or, prior to its termination, Willowbridge Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2020 decreased by $2,638,061 and $4,389,295, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2020 decreased by $613,502 and $55,849, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, they must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2020 decreased by $1,226,856 and $4,094,204, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2020 decreased by $411,648 and $712,628, respectively, as compared to the corresponding periods in 2019. The decrease in management fees was due to lower average adjusted net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2020 decreased by $239,752 and $436,166, respectively, as compared to the corresponding periods in 2019. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2020 resulted in incentive fees of $119,673 and $3,430,316, respectively. Trading performance for the three and six months ended June 30, 2019 resulted in incentive fees of $2,193,341 and $2,505,008, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2020 and March 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		June 30, 2020		March 31, 2020
Advisor	June 30, 2020	(percentage of Partners’ Capital)	March 31, 2020	(percentage of Partners’ Capital)
Winton	$16,418,143	4%	$42,051,107	9%
Transtrend	$99,822,849	25%	$84,075,361	19%
FORT	$88,633,925	22%	$117,804,070	26%
Northlander	$15,991,636	4%	$17,776,648	4%
JSCL	$140,835,579	36%	$160,008,420	36%
Pan	$34,065,151	9%	$24,578,751	6%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the Partnership’s total capitalization was $395,767,283.

June 30, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,179,057	2.82%
Energy	14,563,696	3.68
Grains	5,763,202	1.46
Indices	10,023,743	2.53
Interest Rates U.S.	3,778,179	0.95
Interest Rates Non-U.S.	10,585,887	2.67
Livestock	6,277,473	1.59
Metals	9,294,940	2.35
Softs	4,557,064	1.15

Total	$76,023,241	19.20%

As of December 31, 2019, the Partnership’s total capitalization was $483,271,251.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$28,217,447	5.84%
Energy	18,863,752	3.90
Grains	6,262,164	1.30
Indices	19,374,433	4.01
Interest Rates U.S.	2,253,655	0.47
Interest Rates Non-U.S.	9,441,736	1.95
Livestock	5,616,993	1.16
Metals	8,472,705	1.75
Softs	5,768,321	1.19

Total	$104,271,206	21.57%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and the twelve months ended December 31, 2019, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,416,676	0.36%	$4,909,104	$966,535	$2,301,479
Energy	10,601,377	2.68	12,133,042	5,078,822	8,554,427
Grains	2,185,591	0.55	3,331,394	1,353,333	2,077,819
Indices	1,737,484	0.44	1,776,990	98,312	1,058,964
Interest Rates U.S.	1,492,158	0.38	1,859,219	464,722	1,095,839
Interest Rates Non-U.S.	5,198,221	1.31	5,925,312	1,445,115	3,677,307
Livestock	5,779,951	1.46	5,779,951	663,374	2,162,742
Metals	6,092,246	1.54	6,720,021	855,492	3,566,732
Softs	1,874,170	0.47	2,624,330	662,448	1,443,308

Total	$36,377,874	9.19%

*	Average of daily Values at Risk.

At December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,680,743	0.97%	$5,947,865	$-	$2,171,804
Energy	12,815,021	2.65	13,404,797	-	5,181,347
Grains	4,597,504	0.95	5,590,035	-	3,418,974
Indices	5,337,893	1.10	5,849,125	-	2,414,024
Interest Rates U.S.	247,619	0.05	1,757,302	-	496,515
Interest Rates Non-U.S.	3,231,477	0.67	4,230,099	-	2,777,700
Livestock	4,643,018	0.96	5,427,760	-	2,761,491
Metals	3,080,627	0.64	4,198,623	-	2,531,668
Softs	4,741,702	0.98	7,901,433	-	4,022,608

Total	$43,375,604	8.97%

*	Annual average of daily Values at Risk.

At June 30, 2020, Winton Master’s total capitalization was $91,275,803 and the Partnership owned approximately 17.7% of Winton Master. As of June 30, 2020, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,794,308	1.97%	$5,936,004	$1,529,470	$4,264,349
Energy	2,453,598	2.69	3,056,104	1,439,845	2,255,050
Grains	627,451	0.69	991,564	625,616	805,494
Indices	2,472,556	2.71	3,185,051	1,260,933	2,371,770
Interest Rates U.S.	997,156	1.09	1,089,787	564,594	832,657
Interest Rates Non-U.S.	1,741,125	1.91	3,120,784	1,147,883	1,552,772
Livestock	68,497	0.08	652,773	68,497	398,538
Metals	2,623,627	2.87	6,197,883	2,623,627	4,128,954
Softs	970,755	1.06	1,412,910	745,227	1,094,312

Total	$13,749,073	15.07%

*	Average of daily Values at Risk.

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

At June 30, 2020, Transtrend Master’s total capitalization was $99,823,148 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2020, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,523,856	8.54%	$12,875,348	$2,538,886	$6,017,809
Energy	2,310,532	2.31	2,445,467	1,924,293	2,191,708
Grains	3,466,552	3.47	3,466,552	1,563,567	2,411,682
Indices	5,513,629	5.52	5,968,614	961,646	2,993,493
Interest Rates U.S.	773,610	0.77	1,593,034	477,573	1,244,124
Interest Rates Non-U.S.	2,656,145	2.66	6,121,339	1,122,144	1,740,866
Livestock	485,398	0.49	485,398	159,940	303,699
Metals	2,692,747	2.70	3,152,303	1,552,274	2,177,560
Softs	2,511,070	2.52	2,576,276	729,630	1,518,137

Total	$28,933,539	28.98%

*	Average of daily Values at Risk.

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

At June 30, 2020, FORT Contrarian Master’s total capitalization was $97,372,299 and the Partnership owned approximately 91.0% of FORT Contrarian Master. As of June 30, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,012,014	1.04%	$1,232,303	$314,744	$671,749
Energy	990,363	1.02	1,100,913	142,190	561,832
Indices	2,565,920	2.64	2,608,545	449,691	1,145,916
Interest Rates U.S.	1,468,038	1.51	1,688,016	224,134	785,249
Interest Rates Non-U.S.	2,663,013	2.73	2,663,013	507,963	1,254,077
Metals	50,072	0.05	52,899	15,972	32,522

Total	$8,749,420	8.99%

*	Average of daily Values at Risk.

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

At June 30, 2020, NL Master’s total capitalization was $19,591,234 and the Partnership owned approximately 81.6% of NL Master. As of June 30, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

June 30, 2020

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2020
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$387,585	1.98%	$633,433	$176,876	$356,350

Total	$387,585	1.98%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were subscriptions of 487.1300 Class A Redeemable Units totaling $1,308,437 and 22.8890 Class Z Redeemable Units totaling $25,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	5,257.0140	$2,683.80	N/A	N/A	N/A	N/A
May 1, 2020 - May 31, 2020	3,315.6490	$2,679.34	22.8890	$1,094.09	N/A	N/A
June 1, 2020 - June 30, 2020	4,716.3720	$2,585.98	462.5920	$1,053.61	N/A	N/A
	13,289.0350	$2,647.97	485.4810	$1,055.52

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.