Form 10-Q
period 2020-09-30
CERES ORION L.P.
filed 2020-11-12
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes    No X

As of October 31, 2020, 133,129.9688 Limited Partnership Class A Redeemable Units were outstanding and 3,864.8392 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019

Assets:
Investment in the Funds(1) , at fair value	$192,568,591	$330,936,811
Redemptions receivable from the Funds	16,104,734	11,850,318

Equity in trading account:
Unrestricted cash	160,539,670	117,008,427
Restricted cash	29,303,917	44,439,575
Options purchased, at fair value (premiums paid $2,752,800 and $0 at September 30, 2020 and December 31, 2019, respectively)	3,100,732	-

Total equity in trading account	192,944,319	161,448,002

Interest receivable	11,964	155,105

Total assets	$401,629,608	$504,390,236

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$2,871,588	$1,758,548
Options written, at fair value (premiums received $3,794,660 and $0 at September 30, 2020 and December 31, 2019, respectively)	4,265,312	-
Accrued expenses:
Ongoing selling agent fees	320,571	2,814,316
Management fees	323,095	411,567
General Partner fees	246,126	312,127
Incentive fees	1,816,742	2,013,630
Professional fees	370,866	414,915
Redemptions payable to Limited Partners	6,756,755	13,393,882

Total liabilities	16,971,055	21,118,985

Partners’ Capital:
General Partner, Class Z, 5,058.6813 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	5,542,469	5,594,958
Limited Partners, Class A, 139,772.2728 and 173,135.1328 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	374,919,126	472,470,787
Limited Partners, Class Z, 3,830.6122 and 4,706.5572 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	4,196,958	5,205,506

Total partners’ capital (net asset value)	384,658,553	483,271,251

Total liabilities and partners’ capital	$401,629,608	$504,390,236

Net asset value per Redeemable Unit:
Class A	$2,682.36	$2,728.91

Class Z	$1,095.64	$1,106.01

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	383	$(162,497)	(0.04)%
Energy	15,928	5,610,985	1.46
Grains	6,967	6,125,187	1.59
Indices	1,257	183,973	0.05
Interest Rates U.S.	1,043	41,469	0.01
Interest Rates Non-U.S.	11,542	813,445	0.21
Livestock	1,520	27,255	0.01
Metals	2,241	1,086,533	0.28
Softs	3,690	(3,767,126)	(0.98)

Total futures contracts purchased		9,959,224	2.59

Futures Contracts Sold
Currencies	181	(75,064)	(0.02)
Energy	6,791	(3,632,536)	(0.94)
Grains	6,943	(5,101,325)	(1.33)
Indices	892	(367,008)	(0.10)
Interest Rates U.S.	27	2,656	0.00 *
Interest Rates Non-U.S.	455	(14,051)	(0.00) *
Livestock	1,585	(478,138)	(0.12)
Metals	1,120	(3,250,948)	(0.85)
Softs	3,719	85,602	0.02

Total futures contracts sold		(12,830,812)	(3.34)

Net unrealized depreciation on open futures contracts		$(2,871,588)	(0.75)%

Options Purchased
Calls
Energy	1,699	$2,675,791	0.70%
Puts
Energy	1,243	424,941	0.11

Total options purchased (premiums paid $2,752,800)		$3,100,732	0.81%

Options Written
Calls
Energy	2,171	$(2,813,292)	(0.73)%
Puts
Energy	1,193	(1,452,020)	(0.38)

Total options written (premiums received $3,794,660)		$(4,265,312)	(1.11)%

Investment in the Funds
CMF TT II, LLC		$91,748,433	23.85%
CMF FORT Contrarian Master Fund LLC		85,398,499	22.20
CMF NL Master Fund LLC		15,421,659	4.01

Total investment in the Funds		$192,568,591	50.06%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$36,366	$647,055	$470,630	$1,752,275
Interest income allocated from the Funds	25,815	1,663,228	864,445	6,220,197

Total investment income	62,181	2,310,283	1,335,075	7,972,472

Expenses:
Expenses allocated from the Funds	508,610	876,497	1,738,068	2,370,111
Clearing fees related to direct investments	1,032,943	1,443,413	3,504,526	3,970,845
Ongoing selling agent fees	991,887	2,864,419	3,452,263	9,418,999
Management fees	987,035	1,303,093	3,288,933	4,168,030
General Partner fees	761,459	1,042,799	2,469,185	3,186,691
Incentive fees	1,816,742	1,203,085	5,247,058	3,708,093
Professional fees	252,811	310,062	782,487	943,590

Total expenses	6,351,487	9,043,368	20,482,520	27,766,359

Net investment loss	(6,289,306)	(6,733,085)	(19,147,445)	(19,793,887)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	22,183,291	11,473,391	33,614,113	13,880,973
Net realized gains (losses) on closed contracts allocated from the Funds	327,412	30,208,951	(23,135,023)	47,482,344
Net change in unrealized gains (losses) on open contracts	(492,253)	(10,130,366)	(1,362,333)	(1,304,538)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(676,005)	(12,428,677)	2,064,173	1,295,068

Total trading results	21,342,445	19,123,299	11,180,930	61,353,847

Net income (loss)	$15,053,139	$12,390,214	$(7,966,515)	$41,559,960

Net income (loss) per Redeemable Unit*:
Class A	$96.38	$63.23	$(46.55)	$202.84

Class Z	$42.03	$31.34	$(10.37)	$99.51

Weighted average Redeemable Units outstanding:
Class A	145,650.3651	188,026.2285	158,076.4935	202,099.7641

Class Z	9,054.8315	9,845.4468	9,487.1443	10,042.6335

*   Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions -Limited Partners	20,618,660	7,235.4130	1,450,323	1,270.3670	22,068,983	8,505.7800
Redemptions -General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions -Limited Partners	(135,307,866)	(50,068.6970)	(464,023)	(422.8740)	(135,771,889)	(50,491.5710)
Net income (loss)	40,563,330	-	996,630	-	41,559,960	-

Partners’ Capital, September 30, 2019	$520,905,549	185,312.9638	$11,419,916	10,074.3295	$532,325,465	195,387.2933

Partners’ Capital, June 30, 2019	$520,413,784	189,398.5918	$9,861,505	8,946.8295	$530,275,289	198,345.4213
Subscriptions - Limited Partners	17,570,452	6,067.6310	1,430,323	1,250.8140	19,000,775	7,318.4450
Redemptions -Limited Partners	(29,195,395)	(10,153.2590)	(145,418)	(123.3140)	(29,340,813)	(10,276.5730)
Net income (loss)	12,116,708	-	273,506	-	12,390,214	-

Partners’ Capital, September 30, 2019	$520,905,549	185,312.9638	$11,419,916	10,074.3295	$532,325,465	195,387.2933

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	3,902,334	1,452.9340	25,000	22.8890	3,927,334	1,475.8230
Redemptions - Limited Partners	(93,605,005)	(34,815.7940)	(968,512)	(898.8340)	(94,573,517)	(35,714.6280)
Net income (loss)	(7,848,990)	-	(117,525)	-	(7,966,515)	-

Partners’ Capital, September 30, 2020	$374,919,126	139,772.2728	$9,739,427	8,889.2935	$384,658,553	148,661.5663

Partners’ Capital, June 30, 2020	$386,112,480	149,310.0748	$9,654,803	9,163.5115	$395,767,283	158,473.5863
Subscriptions - Limited Partners	1,429,600	540.5590	-	-	1,429,600	540.5590
Redemptions - Limited Partners	(27,287,357)	(10,078.3610)	(304,112)	(274.2180)	(27,591,469)	(10,352.5790)
Net income (loss)	14,664,403	-	388,736	-	15,053,139	-

Partners’ Capital, September 30, 2020	$374,919,126	139,772.2728	$9,739,427	8,889.2935	$384,658,553	148,661.5663

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

As of September 30, 2020, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”) and Pan Capital Management L.P. (“Pan”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master Fund L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, John Street (as defined below), Winton and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

The Partnership and CMF TT II, LLC (“Transtrend Master”) have, and prior to their respective full redemptions, Winton

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Master and Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Winton Master and Willowbridge Master.

Effective July 12, 2017, Transtrend Master, and until their respective full redemptions, Winton Master and Willowbridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge was party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Effective July 1, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders is paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the ongoing selling agent fee was $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement and effective July 1, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders is paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in Transtrend Master, FORT Contrarian Master and NL Master based on the Partnership’s (1) net contributions to Transtrend Master, FORT Contrarian Master and NL Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, FORT Contrarian Master and NL Master. The Partnership carried its investment in Winton Master based on Winton Master’s net asset value per redeemable unit as calculated by Winton Master. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per redeemable unit as calculated by Willowbridge Master.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $29,303,917 and $44,439,575, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(828,931) (proceeds of $820,158) and $10,541,351 (cost of $10,423,551) at September 30, 2020 and December 31, 2019, respectively.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$138.66	$56.50	$98.64	$39.03	$72.23	$28.78	$299.79	$119.43
Net investment loss	(42.28)	(14.47)	(35.41)	(7.69)	(118.78)	(39.15)	(96.95)	(19.92)

Increase (decrease) for the period	96.38	42.03	63.23	31.34	(46.55)	(10.37)	202.84	99.51
Net asset value per Redeemable Unit, beginning of period	2,585.98	1,053.61	2,747.72	1,102.23	2,728.91	1,106.01	2,608.11	1,034.06

Net asset value per Redeemable Unit, end of period	$2,682.36	$1,095.64	$2,810.95	$1,133.57	$2,682.36	$1,095.64	$2,810.95	$1,133.57

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.0)%	(4.0)%	(4.3)%	(2.2)%	(5.5)%	(4.4)%	(4.6)%	(2.3)%

Operating expenses	4.6%	3.6%	5.8%	3.8%	4.7%	3.6%	5.8%	3.6%
Incentive fees	0.5%	0.5%	0.2%	0.2%	1.2%	1.2%	0.7%	0.6%

Total expenses	5.1%	4.1%	6.0%	4.0%	5.9%	4.8%	6.5%	4.2%

Total return:
Total return before incentive fees	4.2%	4.5%	2.5%	3.0%	(0.5)%	0.2%	8.5%	10.3%
Incentive fees	(0.5)%	(0.5)%	(0.2)%	(0.2)%	(1.2)%	(1.1)%	(0.7)%	(0.7)%

Total return after incentive fees	3.7%	4.0%	2.3%	2.8%	(1.7)%	(0.9)%	7.8%	9.6%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 was 74,472 and 90,078, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 was 74,675 and 80,878, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 was 3,092 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 was 1,372 and 0, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$26,040,563	$(26,040,563)	$-	$-	$-	$-

Total assets	$26,040,563	$(26,040,563)	$-	$-	$-	$-

Liabilities
Futures	$(28,912,151)	$26,040,563	$(2,871,588)	$-	$2,871,588	$-

Total liabilities	$(28,912,151)	$26,040,563	$(2,871,588)	$-	$2,871,588	$-

Net fair value						$-	*

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Total assets	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Liabilities
Futures	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Total liabilities	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Net fair value						$-	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
Assets
Futures Contracts
Currencies	$46,316
Energy	11,226,517
Grains	7,435,207
Indices	1,544,2072
Interest Rates U.S.	49,125
Interest Rates Non-U.S.	875,333
Livestock	472,472
Metals	2,210,640
Softs	2,180,746

Total unrealized appreciation on open futures contracts	26,040,563

Liabilities
Futures Contracts
Currencies	(283,877)
Energy	(9,248,068)
Grains	(6,411,345)
Indices	(1,727,242)
Interest Rates U.S.	(5,000)
Interest Rates Non-U.S.	(75,939)
Livestock	(923,355)
Metals	(4,375,055)
Softs	(5,862,270)

Total unrealized depreciation on open futures contracts	(28,912,151)

Net unrealized depreciation on open futures contracts	$(2,871,588)	*

Assets
Options Purchased
Energy	$3,100,732

Total options purchased	$3,100,732	**

Liabilities
Options Written
Energy	$(4,265,312)

Total options written	$(4,265,312)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2020		2019		2020		2019
Currencies	$(665,248)		$532,681		$(2,681,633)		$523,479
Energy	9,407,774		(2,757,882)		20,085,287		(1,880,072)
Grains	(2,471,465)		3,539,646		(2,576,899)		1,108,325
Indices	(205,039)		(2,171,279)		(5,310,901)		(4,840,640)
Interest Rates U.S.	238,069		90,906		(946,447)		(278,383)
Interest Rates Non-U.S.	1,506,523		3,148,389		14,213,891		11,993,982
Livestock	3,522,421		(1,229,908)		(6,865,206)		2,319,811
Metals	11,210,407		(960,030)		19,488,065		780,116
Softs	(852,404)		1,150,502		(3,154,377)		2,849,817

Total	$21,691,038	****	$1,343,025	****	$32,251,780	****	$12,576,435	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$26,040,563	$26,040,563	$-	$-
Options purchased	3,100,732	3,100,732	-	-

Total assets	$29,141,295	$29,141,295	$-	$-

Liabilities
Futures	$28,912,151	$28,912,151	$-	$-
Options written	4,265,312	4,265,312	-	-

Total liabilities	$33,177,463	$33,177,463	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$55,074,542	$55,074,542	$-	$-

Total assets	$55,074,542	$55,074,542	$-	$-

Liabilities
Futures	$56,833,090	$56,833,090	$-	$-

Total liabilities	$56,833,090	$56,833,090	$-	$-

6.	Investment in the Funds:

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

On November 1, 2004, the assets allocated to Winton for trading were invested in Winton Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Winton Master on September 30, 2020.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

On August 1, 2014, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Willowbridge Master on January 31, 2019.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2020.

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

As of September 30, 2020, the Partnership owned approximately 100.0% of Transtrend Master, 94.6% of FORT Contrarian Master and 81.6% of NL Master. At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2020
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$91,997,302	$248,869	$91,748,433
FORT Contrarian Master	92,444,999	2,215,131	90,229,868
NL Master	19,157,017	265,341	18,891,676

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$214,355,792	$8,953,183	$205,402,609
Transtrend Master	127,400,612	7,792,364	119,608,248
FORT Contrarian Master	135,604,970	4,607,083	130,997,887
NL Master	22,919,671	1,217,801	21,701,870

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(62,436)	$(5,856,172)	$(5,918,608)
Transtrend Master	(404,919)	818,309	413,390
FORT Contrarian Master	(50,744)	479,535	428,791
NL Master	(22,163)	(521,660)	(543,823)

	For the nine months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$282,068	$(43,293,183)	$(43,011,115)
Transtrend Master	(1,045,652)	(3,529,984)	(4,575,636)
FORT Contrarian Master	88,280	(2,814,545)	(2,726,265)
NL Master	(38,946)	(1,839,823)	(1,878,769)

	For the three months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$952,442	$18,538,483	$19,490,925
Transtrend Master	(122,693)	6,984,086	6,861,393
FORT Contrarian Master	622,968	8,921,691	9,544,659
NL Master	68,377	(2,613,327)	(2,544,950)

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$4,057,043	$18,957,528	$23,014,571
Transtrend Master	18,204	14,511,031	14,529,235
Willowbridge Master (a)	220,431	(759,939)	(539,508)
FORT Contrarian Master	2,191,944	38,006,895	40,198,839
NL Master (b)	115,912	(3,966,614)	(3,850,702)

(a)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(b)	From April 1, 2019, commencement of operations for NL Master, through September 30, 2019.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	September 30, 2020		For the three months ended September 30, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	-%	$-	$(1,170,136)	$13,049	$3,261	$-	$-	$(1,186,446)	Commodity Portfolio	Monthly
Transtrend Master	23.85%	91,748,433	819,132	179,306	17,000	209,436	-	413,390	Commodity Portfolio	Monthly
FORT Contrarian Master	22.20%	85,398,499	450,687	49,518	15,632	-	-	385,537	Commodity Portfolio	Monthly
NL Master	4.01%	15,421,659	(422,461)	8,349	13,059	-	-	(443,869)	Commodity Portfolio	Monthly

Total		$192,568,591	$(322,778)	$250,222	$48,952	$209,436	$-	$(831,388)

	September 30, 2020		For the nine months ended September 30, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	-%	$-	$(13,122,466)	$70,218	$15,126	$-	$-	$(13,207,810)	Commodity Portfolio	Monthly
Transtrend Master	23.85%	91,748,433	(3,290,058)	589,612	51,000	644,969	-	(4,575,639)	Commodity Portfolio	Monthly
FORT Contrarian Master	22.20%	85,398,499	(2,348,586)	236,135	47,301	-	-	(2,632,022)	Commodity Portfolio	Monthly
NL Master	4.01%	15,421,659	(1,445,295)	44,753	38,954	-	-	(1,529,002)	Commodity Portfolio	Monthly

Total		$192,568,591	$(20,206,405)	$940,718	$152,381	$644,969	$-	$(21,944,473)

	December 31, 2019		For the three months ended September 30, 2019
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	15.96%	$77,128,248	$5,787,814	$40,246	$5,183	$-	$-	$5,742,385	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	7,387,616	293,659	32,567	327,474	1,815	6,732,101	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	8,231,299	127,818	14,527	-	-	8,088,954	Commodity Portfolio	Monthly
NL Master	3.58%	17,300,752	(1,963,227)	12,071	21,137	-	-	(1,996,435)	Commodity Portfolio	Monthly

Total		$330,936,811	$19,443,502	$473,794	$73,414	$327,474	$1,815	$18,567,005

	December 31, 2019		For the nine months ended September 30, 2019
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	15.96%	$77,128,248	$7,405,372	$130,221	$18,769	$-	$-	$7,256,382	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	15,995,611	726,637	46,902	912,596	1,815	14,307,661	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	34,876,210	322,907	43,594	-	-	34,509,709	Commodity Portfolio	Monthly
NL Master (b)	3.58%	17,300,752	(2,885,327)	40,505	37,012	-	-	(2,962,844)	Commodity Portfolio	Monthly

Total		$330,936,811	$54,997,609	$1,304,346	$151,354	$912,596	$1,815	$52,627,498

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From April 1, 2019, the date the Partnership invested into NL Master, through September 30, 2019.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.3% to 2.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

Effective on or about October 1, 2020, the Partnership allocated a portion of its assets to Greenwave Capital Management LLC (“Greenwave”), which is traded pursuant to an enhanced version of Greenwave’s Flagship Plus Program.

Effective on or about October 1, 2020, the Partnership allocated a portion of its assets to Quantica Capital AG (“Quantica”), which is traded pursuant to Quantica’s Managed Futures Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2020.

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

For the nine months ended September 30, 2020, the Partnership’s capital decreased 20.4% from $483,271,251 to $384,658,553. This decrease was attributable to redemptions of 34,815.7940 Class A limited partner Redeemable Units totaling $93,605,005, redemptions of 898.8340 Class Z limited partner Redeemable Units totaling $968,512 and a net loss of $7,966,515, which was partially offset by subscriptions of 1,452.9340 Class A limited partner Redeemable Units totaling $3,902,334 and subscriptions of 22.8890 Class Z limited partner Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class A increased 3.7% from $2,585.98 to $2,682.36, as compared to an increase of 2.3% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class Z increased 4.0% from $1,053.61 to $1,095.64, as compared to an increase of 2.8% in the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $21,342,445. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates, livestock and metals and were partially offset by losses in currencies, grains, U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $19,123,299. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates and softs and were partially offset by losses in energy, U.S. interest rates, livestock, metals and indices.

The Partnership’s most significant gains came from within the metals markets during July and August from long positions in silver futures as the combined effects of a weakening U.S. dollar and continued uncertainty over the strength of the global economy spurred investor demand for precious metals. Smaller gains in the metals were recorded in iron futures throughout the quarter. Within the energy complex, gains were recorded during August from long positions in natural gas futures as prices surged higher as a heatwave in the Western U.S. boosted cooling and power generation demand. Additional gains were achieved within the global stock index sector during July and August from long positions in U.S., Asian, and European equity index futures as global stock prices shrugged off COVID-related concerns to rally higher. Gains were also recorded during July and September from long positions in U.S. and European fixed income futures. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural sector during August from short positions in corn and wheat futures as prices spiked on concerns adverse weather in the Midwest could damage crops. Further losses in the agriculturals were experienced during July from short positions in cocoa and coffee futures. Within the currency sector, losses were recorded during September primarily from long positions in the euro versus the U.S. dollar as a resurgence of the coronavirus in the Eurozone depressed the value of the region’s currency.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class A decreased 1.7% from $2,728.91 to $2,682.36, as compared to an increase of 7.8% during the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class Z decreased 0.9% from $1,106.01 to $1,095.64, as compared to an increase of 9.6% during the nine months ended September 30, 2019. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2020 of $11,180,930. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, grains, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2019 of $61,353,847. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses in energy, livestock and metals.

The Partnership’s most notable trading losses were incurred within the global stock index sector during February and March from long positions in U.S., European, and Asian equity index futures as stock prices reversed dramatically lower as the COVID-19 virus threatened global economic stability. Losses in the currency sector were also incurred from long positions in the Mexican peso during February and March as the value of the Mexican currency slumped against the U.S. dollar. Additional currency losses were recorded during September from long positions in the euro versus the U.S. dollar as the euro weakened as a resurgence of the coronavirus spread throughout the European Union. In the agricultural sector, losses were incurred from positions in livestock futures during January and June and from positions in grains and soft commodities during March and August. The Partnership’s overall trading losses for the first nine months of the year were primarily offset by trading gains achieved during January and February from long positions in global fixed income futures as bond prices rallied on safe-haven demand as COVID-19 grew into a global pandemic. Further gains in global fixed income were recorded from long positions throughout most of the second and third quarters. The most significant gains within the metals markets were recorded during July from long positions in silver and gold futures as the combined effects of a weakening U.S. dollar and continued uncertainty over the strength of the global economy spurred investor demand for precious metals. Additional gains in the metals were achieved during January and February from long positions in palladium futures as tightening supplies and increased demand boosted prices. Gains were recorded within the energy sector during each month of the first quarter from short positions in natural gas and European electricity futures as the economic slowdown limited demand for power and electricity production. Further gains in the energies were experienced during March from short positions in crude oil and its refined products and during August from long positions in natural gas futures.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s and NL Master’s or, prior to their respective full redemptions, Winton Master’s and Willowbridge Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2020 decreased by $2,248,102 and $6,637,397, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2020 decreased by $410,470 and $466,319, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, ongoing sell agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $1,872,532 and $5,966,736, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended June 30, 2020 as compared to the corresponding periods in 2019, as well as a change in the calculation of the ongoing selling agent fee for Class A Redeemable Units as described in Note 1 to the Financial Statements effective July 1, 2020.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2020 decreased by $434,096 and $1,146,724, respectively, as compared to the corresponding periods in 2019. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2020 decreased by $281,340 and $717,506, respectively, as compared to the corresponding periods in 2019. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2020 resulted in incentive fees of $1,816,742 and $5,247,058, respectively. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $1,204,900 and $3,709,908, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2020 and June 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2020*	September 30, 2020* (percentage of Partners’ Capital)	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)
Winton	$9,113,081	2%	$16,418,143	4%
Transtrend	$91,748,125	24%	$99,822,849	25%
FORT	$85,398,491	22%	$88,633,925	22%
Northlander	$15,421,764	4%	$15,991,636	4%
JSCL	$147,701,319	39%	$140,835,579	36%
Pan	$35,275,773	9%	$34,065,151	9%

*  Amounts presented are prior to Winton’s termination effective September 30, 2020.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the Partnership’s total capitalization was $384,658,553.

September 30, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,872,093	1.53%
Energy	14,669,795	3.81
Grains	3,540,874	0.92
Indices	7,650,886	1.99
Interest Rates U.S.	1,639,390	0.43
Interest Rates Non-U.S.	8,737,063	2.27
Livestock	2,545,626	0.66
Metals	5,562,035	1.45
Softs	2,344,638	0.61

Total	$52,562,400	13.67%

As of December 31, 2019, the Partnership’s total capitalization was $483,271,251.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$28,217,447	5.84%
Energy	18,863,752	3.90
Grains	6,262,164	1.30
Indices	19,374,433	4.01
Interest Rates U.S.	2,253,655	0.47
Interest Rates Non-U.S.	9,441,736	1.95
Livestock	5,616,993	1.16
Metals	8,472,705	1.75
Softs	5,768,321	1.19

Total	$104,271,206	21.57%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and the twelve months ended December 31, 2019, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,201,684	0.31%	$1,609,190	$788,130	$1,260,884
Energy	12,651,800	3.29	12,651,800	6,824,933	10,362,334
Grains	2,070,913	0.54	3,419,333	885,912	2,084,863
Indices	1,697,672	0.44	4,145,525	1,614,010	2,162,084
Interest Rates U.S.	918,106	0.24	2,043,671	918,106	1,651,058
Interest Rates Non-U.S.	4,184,682	1.09	5,156,250	4,184,682	4,841,730
Livestock	1,927,503	0.50	5,577,152	1,850,836	3,198,576
Metals	2,961,791	0.77	7,087,231	2,460,514	4,987,184
Softs	1,581,527	0.41	4,406,641	1,232,777	2,364,070

Total	$29,195,678	7.59%

*	Average of daily Values at Risk.

At December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,680,743	0.97%	$5,947,865	$—	$2,171,804
Energy	12,815,021	2.65	13,404,797	—	5,181,347
Grains	4,597,504	0.95	5,590,035	—	3,418,974
Indices	5,337,893	1.10	5,849,125	—	2,414,024
Interest Rates U.S.	247,619	0.05	1,757,302	—	496,515
Interest Rates Non-U.S.	3,231,477	0.67	4,230,099	—	2,777,700
Livestock	4,643,018	0.96	5,427,760	—	2,761,491
Metals	3,080,627	0.64	4,198,623	—	2,531,668
Softs	4,741,702	0.98	7,901,433	—	4,022,608

Total	$43,375,604	8.97%

*	Annual average of daily Values at Risk.

At September 30, 2020, Transtrend Master’s total capitalization was $91,748,433 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2020, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,231,754	4.61%	$8,394,504	$4,231,754	$5,834,915
Energy	1,408,333	1.53	3,103,505	846,574	1,908,606
Grains	1,469,961	1.60	3,515,820	1,308,619	2,521,488
Indices	2,891,952	3.15	5,667,263	2,891,952	4,494,023
Interest Rates U.S.	196,361	0.21	1,439,753	192,556	691,310
Interest Rates Non-U.S.	2,380,339	2.59	3,376,761	2,262,641	2,767,281
Livestock	618,123	0.67	814,605	399,180	597,745
Metals	2,477,349	2.70	3,533,979	2,477,349	3,002,336
Softs	763,111	0.83	2,736,946	763,111	1,562,957

Total	$16,437,283	17.89%

*	Average of daily Values at Risk.

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

At September 30, 2020, FORT Contrarian Master’s total capitalization was $90,229,868 and the Partnership owned approximately 94.6% of FORT Contrarian Master. As of September 30, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$463,695	0.51%	$1,324,914	$463,695	$997,318
Energy	281,287	0.31	1,091,343	196,867	637,461
Indices	3,236,006	3.59	5,006,409	1,962,110	3,335,859
Interest Rates U.S.	554,887	0.61	1,581,646	554,887	954,783
Interest Rates Non-U.S.	2,296,027	2.54	3,411,856	2,206,318	2,949,155
Metals	129,910	0.14	220,935	22,396	92,174

Total	$6,961,812	7.70%

*	Average of daily Values at Risk.

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

At September 30, 2020, NL Master’s total capitalization was $18,891,676 and the Partnership owned approximately 81.6% of NL Master. As of September 30, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$421,035	2.23%	$594,596	$282,178	$424,075

Total	$421,035	2.23%

*	Average of daily Values at Risk.

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

As of September 30, 2020, the Partnership redeemed its investment in Winton Master. At December 31, 2019, Winton Master’s total capitalization was $205,402,609 and the Partnership owned approximately 37.5% of Winton Master. As of December 31, 2019, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were subscriptions of 540.5590 Class A Redeemable Units totaling $1,429,600. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	4,563.2300	$ 2,714.08	51.8220	$ 1,106.73	N/A	N/A
August 1, 2020 - August 31, 2020	2,996.1720	$ 2,718.68	222.3960	$ 1,109.54	N/A	N/A
September 1, 2020 - September 30, 2020	2,518.9590	$ 2,682.36	N/A	N/A	N/A	N/A
	10,078.3610	$ 2,707.52	274.2180	$ 1,109.01

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

Item 3.     Defaults Upon Senior Securities. — None.

Item 4.     Mine Safety Disclosures. — Not Applicable.

Item 5.     Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.