Form 10-K
period 2020-12-31
CERES ORION L.P.
filed 2021-03-25
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X

Limited Partnership Redeemable Units with an aggregate value of $390,437,388 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2021, 118,582.1418 Limited Partnership Class A Redeemable Units were outstanding and 3,655.8032 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2020, 2019 and 2018 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

As of December 31, 2020, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”) and Quantica Capital AG (“Quantica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective as of the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. References herein to the “Advisors” may include, as relevant, John Street, Winton, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective October 1, 2020, Greenwave directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program.

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program.

Effective February 1, 2020, Pan directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program.

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

During the years ended December 31, 2020, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

The Partnership and CMF TT II, LLC (“Transtrend Master”) have, and prior to their respective full redemptions, Winton Master and Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Winton Master and Willowbridge Master.

Transtrend Master, and until their respective full redemptions, Winton Master and Willowbridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge was party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges or charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2020.

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

For the period January 1, 2020 through December 31, 2020, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2020, the Partnership owned approximately 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and 81.4% of NL Master. At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

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

Effective October 1, 2020, Greenwave receives a monthly management fee equal to 0.75% per year of month-end net assets allocated to Greenwave. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end net assets allocated to Quantica. To the extent that the month-end net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end net assets allocated to Quantica. Effective February 1, 2020, Pan receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Pan. Effective February 1, 2018, FORT receives a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee equal to 1.5% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). Prior to its termination on September 30, 2020, Winton received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

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

In addition, the Partnership is obligated to pay Greenwave and Pan an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Greenwave and Pan, respectively, for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica, FORT and Northlander an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica, FORT and Northlander, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to their respective terminations effective September 30, 2020 and January 31, 2019, Winton and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership. As of December 31, 2020, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2020 and 2019, the amount of cash held by the Partnership for margin requirements was $23,403,438 and $44,439,575, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Effective July 1, 2020 and through December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the ongoing selling agent fee was $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement and effective July 1, 2020 through December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2020 was $359,254,745.

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

Risks Relating to our Business

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries, changing interest rates, pandemics, epidemics and other public health crises.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have adopted rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trading, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. In January 2021, the CFTC finalized new rules that impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. In addition to speculative position limits, most commodity exchanges also limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Such regulations could have an adverse effect on an Advisor’s trading for the Partnership/Funds. The trading instructions of an Advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

The General Partner, the Partnership or the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership, the Funds and their respective service providers and operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s and/or the Funds’ business, financial condition or results of operations and cause the Partnership and/or the Funds to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership, the Funds or their respective service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership, the Funds or their respective service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and none of the General Partner, the Partnership nor the Funds can control whether a cyber event will adversely affect the cyber systems of the Advisors or other third-party service providers.

Tax Laws are subject to change at any time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

Prospective investors are urged to consult with their tax advisors with respect to regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, pre- and post-judgment interest, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief sought by CDIB in its January 18, 2019 motion. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny MS&Co.’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”), which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s order denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the remaining mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2021 was 3,135 for Class A Redeemable Units and 43 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2020 or 2019. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2020, there were subscriptions of 1,768.3640 Redeemable Units of Class A totaling $4,739,834 and 57.1160 Redeemable Units of Class Z totaling $62,500. For the twelve months ended December 31, 2019, there were subscriptions of 7,968.6900 Redeemable Units of Class A totaling $22,602,847 and 1,288.0100 Redeemable Units of Class Z totaling $1,470,323. For the twelve months ended December 31, 2018, there were subscriptions of 10,485.7950 Redeemable Units of Class A totaling $29,451,751 and 1,407.0670 Redeemable Units of Class Z totaling $1,554,831. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	6,656.2840	$ 2,685.20	N/A	N/A	N/A	N/A
November 1, 2020 - November 30, 2020	2,713.2900	$ 2,653.84	N/A	N/A	N/A	N/A
December 1, 2020 - December 31, 2020	4,122.2330	$ 2,769.71	87.7900	$ 1,134.16	N/A	N/A
	13,491.8070	$ 2,704.71	87.7900	$ 1,134.16

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

Item 6. Reserved.

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

The programs traded by each Advisor on behalf of the Partnership are: Greenwave – an enhanced version of the Flagship Plus 2X Program; Quantica – Quantica Managed Futures Program; Pan – Energy Trading Program, Transtrend – Diversified Trend Program – Enhanced Risk Portfolio (US Dollar); FORT – Global Contrarian Program; Northlander – Northlander Commodity Program; JSCL – Systematic Strategy Program; prior to its termination effective September 30, 2020, Winton – Diversified Macro Strategies (formerly, the Winton Futures Program); from February 1, 2019 until December 12, 2019, John Street – Systematic Strategy Program; prior to its termination effective January 31, 2019, Willowbridge – wPraxis Futures Trading Approach; and prior to its termination effective October 31, 2018, Systematica – BlueTrend Program. As of December 31, 2020 and September 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2020	December 31, 2020 (percentage of net assets)	September 30, 2020*	September 30, 2020* (percentage of net assets)
Winton	$-	0%	$9,113,081	2%

Transtrend	$66,632,375	19%	$91,748,125	24%

FORT	$57,968,789	16%	$85,398,491	22%

Northlander	$11,667,608	3%	$15,421,764	4%

JSCL	$98,938,743	28%	$147,701,319	39%

Pan	$22,185,046	6%	$35,275,773	9%

Greenwave	$30,467,267	8%	$-	0%

Quantica	$71,394,917	20%	$-	0%

*	Amounts presented are prior to Winton’s termination effective September 30, 2020.

Greenwave Capital Management LLC

The portion of the Partnership’s assets that are allocated to Greenwave are traded directly in a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program. Greenwave’s Flagship Plus 2X Program employs a discretionary global macro approach with an emphasis on G20 currencies. Greenwave incorporates a two-step investment process. It begins with top down, macroeconomic analysis to determine the fundamental themes in which to engage. The goal is to identify the dominant drivers in the current market environment with a focus on central bank activity, political trends and geopolitical events. From this, Greenwave develops fundamental themes typically looking six to twelve months forward.

In the second step, Greenwave employs a multi-layered quantitative process to identify the optimal timing and trade location at which to deploy risk in these themes. While themes are typically six to twelve months in duration, Greenwave will tactically trade around these core exposures. In addition, Greenwave will take shorter term tactical trades based purely on technical analysis when the opportunity presents itself.

Finally, as part of the enhancement agreed upon with the General Partner, Greenwave may from time to time increase or decrease exposures on a discretionary basis with the goal of exploiting potential opportunities created during market stress or episodes of volatility.

Quantica Capital AG

The portion of the Partnership’s assets that are allocated to Quantica are traded directly in a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The Quantica Managed Futures Program is a fully systematic investment program that aims to detect medium-term trend-following market inefficiencies in a diversified, liquid investment universe. Quantica’s investment philosophy centers on the belief that quality risk-adjusted returns can be systematically captured from liquid markets by statistically analyzing risk-adjusted outperformance of one market versus other markets in the investment universe. The goal of the investment philosophy is to generate optimized long-term risk-adjusted compounded returns that are largely uncorrelated to traditional asset classes such as stocks and bonds. To achieve this goal, Quantica employs a unique and proprietary, fully systematic approach to medium term trend-following that is based on risk-adjusted, relative trend identification that delivers style-consistent trend-following returns with the ability to enhance efficiency and diversification.

Pan Capital Management LP

The portion of the Partnership’s assets that are allocated to Pan are traded directly in a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program, a proprietary, discretionary trading program. The Energy Trading Program’s primary objective is to produce absolute returns through active trading of the U.S. energy markets, while offering investors an opportunity to diversify their overall portfolios. The Energy Trading Program also strives to minimize the risk of capital loss.

Pan trades listed exchange-traded futures and options on futures in the U.S. natural gas market and, with the consent of the General Partner, other liquid U.S. energy markets, including, but not limited to, electricity and crude oil. With the General Partner’s consent Pan may also trade swaps on behalf of the Partnership. Pan bases energy trading on fundamental analysis rather than market timing and seeks to structure trades with asymmetric risk return.

Pan firmly believes solid and thorough fundamental analysis, rigorous risk management and deep understanding of energy markets are required to achieve the Energy Trading Program’s investment objectives.

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

Winton Capital Management Limited

The portion of the Partnership’s assets that were allocated to Winton for trading were not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets was invested in Winton Master. Winton traded the Diversified Macro Strategies (formerly, the Winton Futures Program), a proprietary, systematic trading program, on behalf of Winton Master.

The investment objective of the Diversified Macro Strategies was to achieve long-term investment growth.

The Diversified Macro Strategies followed a disciplined investment process that was based on statistical analysis of historical data. The initial stage of the process involved collecting, cleaning and organizing large amounts of data. The Diversified Macro Strategies used a wide variety of data inputs including factors that were intrinsic to markets, such as price, volume and open interest; and those that were external to markets, such as economic statistics, industrial and commodity data and public company financial data. Winton conducted statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. Winton’s research was used to develop mathematical models that attempted to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts were used in investment strategies that determined what positions should have been held to maximize profit within a certain range of risk. As a result of Winton’s research, Winton expected that the investments made in accordance with this process should have had an improved chance of being successful, which was expected to lead to profits over the long-term.

Winton’s investment programs were operated as automated, computer-based investment systems. The programs were modified over time as Winton monitored its operation and undertook further research. Changes to the programs occurred as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of Winton’s investment decisions were made strictly in accordance with the output of the programs. However, Winton could have, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the programs), made investment decisions based on other factors and took action to override the output of the programs to seek to protect the interests of investors.

Systematica Investments Limited

Systematica directly traded a managed account in the name of the Partnership pursuant to Systematica’s BlueTrend Program. The BlueTrend Program had maximum flexibility to invest in a wide range of derivative instruments, including currencies, futures, options and, with prior written approval of the General Partner, swaps and other derivative instruments. Derivative instruments could have been exchange-traded or OTC, as permitted by the Commodity Exchange Act and the rules promulgated thereunder. The BlueTrend Program could have engaged in short sales. The BlueTrend Program could also have retained amounts in cash pending reinvestment or if this was considered appropriate to the investment objective.

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

For the period January 1, 2020 through December 31, 2020, the average allocation by commodity market sector for each of the Funds was as follows:

	Transtrend Master

Currencies		30.0%
Energy		9.0%
Grains		9.1%
Indices		15.7%
Interest Rates U.S.		5.1%
Interest Rates Non-U.S.		11.0%
Livestock		1.9%
Metals		12.2%
Softs		6.0%

	FORT Contrarian Master

Currencies		12.4%
Energy		8.6%
Indices		37.8%
Interest Rates U.S.		10.7%
Interest Rates Non-U.S.		29.2%
Metals		1.3%

	NL Master

Energy		100.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2020.

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

From January 1, 2020 through December 31, 2020, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.3% to 10.3% of the Partnership’s/Funds’ contracts are traded OTC.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, pandemics, epidemics and other public health crises, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees, the General Partner fee and expenses allocated from Funds. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2020, 48,307.6010 limited partner Redeemable Units of Class A were redeemed totaling $130,096,487, 986.6240 limited partner Redeemable Units of Class Z were redeemed totaling $1,068,080 and 1,234.3940 General Partner Redeemable Units of Class Z were redeemed totaling $1,400,000. For the year ended December 31, 2019, 62,979.8050 limited partner Redeemable Units of Class A were redeemed totaling $170,139,279, 749.6080 limited partner Redeemable Units of Class Z were redeemed totaling $822,040 and 1,436.9980 General Partner Redeemable Units of Class Z were redeemed totaling $1,590,064. For the year ended December 31, 2018, 54,390.7030 limited partner Redeemable Units of Class A were redeemed totaling $150,354,149, 260.3190 limited partner Redeemable Units of Class Z were redeemed totaling $280,456 and 2,056.7070 General Partner Redeemable Units of Class Z were redeemed totaling $2,300,010.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2020, there were subscriptions of 1,768.3640 limited partner Redeemable Units of Class A totaling $4,739,834 and 57.1160 limited partner Redeemable Units of Class Z totaling $62,500. For the year ended December 31, 2019, there were subscriptions of 7,968.6900 limited partner Redeemable Units of Class A totaling $22,602,847 and 1,288.0100 limited partner Redeemable Units of Class Z totaling $1,470,323. For the year ended December 31, 2018, there were subscriptions of 10,485.7950 limited partner Redeemable Units of Class A totaling $29,451,751 and 1,407.0670 limited partner Redeemable Units of Class Z totaling $1,554,831.

(c) Results of Operations.

For the year ended December 31, 2020, the net asset value per Redeemable Unit for Class A increased 1.5% from $2,728.91 to $2,769.71. For the year ended December 31, 2020, the net asset value per Redeemable Unit for Class Z increased 2.5% from $1,106.01 to $1,134.16. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class A increased 4.6% from $2,608.11 to $2,728.91. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class Z increased 7.0% from $1,034.06 to $1,106.01. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class A decreased 9.7% from $2,887.46 to $2,608.11. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class Z decreased 7.9% from $1,122.81 to $1,034.06.

The Partnership experienced a net trading gain of $28,633,083 before fees and expenses in 2020. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, U.S. and non U.S. interest rates and metals and were partially offset by losses in currencies, indices, livestock and softs.

During the first quarter, the most notable losses were incurred within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as stock prices reversed dramatically lower late in the month as the COVID-19 coronavirus threatened global economic stability. Losses in the currency sector were primarily incurred from long positions in the Mexican peso during February and March as the value of the Mexican currency slumped against the U.S. dollar. In the agricultural sector, losses were incurred from positions in livestock futures during January and from grains and soft commodities during March. The Partnership’s overall trading losses for the quarter were partially offset by trading gains achieved during January and February from long positions in global fixed income futures as bond prices rallied on safe-haven demand as COVID-19 grew into a global pandemic. Additional gains were recorded within the energy sector during each month of the quarter from short positions in natural gas and European electricity futures as the growing economic slowdown limited demand for power and electricity production. Meanwhile, the most significant gains in the metals were achieved during January and February from long positions in palladium.

During the second quarter, the Partnership’s most significant losses were incurred within the energy sector during June from short positions in coal futures as prices rallied amid supply constraints and increased import demand from China. Within the currency markets, losses were recorded during May and June from short positions in the euro versus the U.S. dollar as the effects of the COVID-19 quarantine pulled the dollar lower. Further losses were experienced within the agricultural sector during June primarily from long positions in lean hog futures as supply overhang weighed on prices. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets during April from long positions in U.S., European, and Asian fixed income futures as safe-haven demand strengthened amid the growing coronavirus pandemic. Additional gains were recorded within the global stock index sector during April, May, and June from long positions in U.S., European, and Asian equity index futures as global stocks rebounded higher. In the metals markets, gains were achieved during May and June from long positions in gold and silver futures as precious metals prices advanced on increased investor demand.

During the third quarter, the Partnership’s most significant gains came from within the metals markets during July and August from long positions in silver futures as the combined effects of a weakening U.S. dollar and continued uncertainty over the strength of the global economy spurred investor demand for precious metals. Within the energy complex, gains were recorded during August from long positions in natural gas futures as prices surged higher as a heatwave in the Western U.S. boosted cooling and power generation demand. Additional gains were achieved within the global stock index sector during July and August from long positions in U.S., Asian, and European equity index futures as stock prices continued to rally. Gains were also recorded during July and September from long positions in U.S. and European fixed income futures. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural sector during August from short positions in corn and wheat futures as prices spiked on concerns adverse weather in the Midwest could damage crops. Within the currency sector, losses were recorded during September primarily from long positions in the euro versus the U.S. dollar as a resurgence of the coronavirus in the Eurozone depressed the value of the region’s currency.

During the fourth quarter, the most significant gains were experienced during November and December from long positions in the Mexican peso, New Zealand dollar, Canadian dollar and Chinese renminbi versus the U.S. dollar as the value of the U.S. dollar weakened against most of its foreign counterparts as COVID-19 cases continued to rise in the U.S. Within the global stock index sector, gains were recorded during November and December from long positions in U.S. and Asian equity index positions as investor appetite for risk assets buoyed stock prices. Gains in the metals sector were experienced during November and December from long positions in both industrial and precious metals. Additional gains were achieved within the grains markets during November and December from long positions in soybean futures as prices advanced on increased import demand from China. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during November from short positions in European electricity futures as prices surged on increased winter power demand. Smaller losses were incurred from long positions in European fixed income futures during November.

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

During the second quarter of 2019, the Partnership’s most significant gains came from within the global interest rate sector during May and June from long positions in U.S., European, and Asian fixed income futures as central banks across the globe indicated they would fight slowing economic growth with a variety of easing policies. Within the metals markets, gains were experienced during May from short positions in copper and platinum futures as global trade concerns weighed on prices. Gains in the global stock index sector were achieved during April and June from long positions in U.S., European, and Asian equity index futures as ebbing trade concerns and supportive fiscal measures buoyed global stocks. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the energy sector primarily during May from long positions in Brent crude oil and refined oil products as prices reversed lower. Losses in the agricultural markets were experienced during May and June from short positions in the grains markets as continued adverse weather in the U.S. Midwest threatened to diminish planting acreage. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the U.S. Federal Reserve to weaken the dollar to boost the U.S. economy.

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

The results of operations for the twelve months ended 2018 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2020 decreased by $1,618,898 and $8,256,295, respectively, as compared to the corresponding periods in 2019. The decrease in interest income is primarily due to lower interest rates and lower average daily equity during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2020 decreased by $775,496 and $1,241,815, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Effective July 1, 2020, ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end net asset value of Class A Redeemable Units calculated monthly. Accordingly, ongoing selling agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2020 decreased by $1,545,548 and $7,512,284, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees is primarily due to lower average net assets attributable to Class A Redeemable Units during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019, as well as a change in the calculation of the ongoing selling agent fee for Class A Redeemable Units as described in Notes 3d and 3e to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.” effective July 1, 2020.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2020 decreased by $553,974 and $1,700,698, respectively, as compared to the corresponding periods in 2019. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2020 decreased by $242,064 and $959,570, respectively, as compared to the corresponding periods in 2019. The decrease in the General Partner fee is due to lower average adjusted net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2020 resulted in incentive fees of $2,175,517 and $7,422,575, respectively. Trading performance for the three months ended December 31, 2019 resulted in a reversal of an incentive fee accrual of $801,474. Trading performance for the twelve months ended December 31, 2019 resulted in incentive fees of $2,906,619. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2020 and 2019 were $970,961 and $1,226,099, respectively.

In the General Partner’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership. The General Partner monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, pandemics, epidemics, and other health crises, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds and the Partnership expect to increase capital through operations.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Pan, Greenwave and Quantica directly trade managed accounts in the name of the Partnership. Transtrend, Northlander and FORT currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave and Quantica, as applicable) and indirectly by each Fund separately as of December 31, 2020 and 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2020 and 2019. As of December 31, 2020, the Partnership’s total capitalization was $359,254,745.

December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,132,601	2.54%
Energy	9,244,038	2.57
Grains	2,833,843	0.79
Indices	8,908,326	2.48
Interest Rates U.S.	2,377,558	0.66
Interest Rates Non-U.S.	6,931,554	1.93
Livestock	835,043	0.23
Metals	4,572,824	1.27
Softs	2,340,934	0.65

Total	$47,176,721	13.12%

As of December 31, 2019, the Partnership’s total capitalization was $483,271,251.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$28,217,447	5.84%
Energy	18,863,752	3.90
Grains	6,262,164	1.30
Indices	19,374,433	4.01
Interest Rates U.S.	2,253,655	0.47
Interest Rates Non-U.S.	9,441,736	1.95
Livestock	5,616,993	1.16
Metals	8,472,705	1.75
Softs	5,768,321	1.19

Total	$104,271,206	21.57%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2020 and 2019, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2020 and 2019, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,389,760	0.94%	$5,269,055	$629,154	$2,431,899
Energy	6,184,256	1.72	13,521,727	3,760,820	9,244,751
Grains	1,383,941	0.39	5,718,941	720,538	2,426,904
Indices	3,781,386	1.05	7,746,319	92,887	2,743,407
Interest Rates U.S.	1,010,762	0.28	2,043,671	214,773	1,107,710
Interest Rates Non-U.S.	3,157,105	0.88	7,123,169	771,101	4,310,725
Livestock	341,231	0.09	5,779,951	240,768	2,315,619
Metals	1,909,578	0.53	7,087,231	376,349	3,682,732
Softs	1,558,845	0.43	7,007,411	662,448	2,278,312

Total	$22,716,864	6.31%

*	Annual average of daily Values at Risk.

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,680,743	0.97%	$5,947,865	$-	$2,171,804
Energy	12,815,021	2.65	13,404,797	-	5,181,347
Grains	4,597,504	0.95	5,590,035	-	3,418,974
Indices	5,337,893	1.10	5,849,125	-	2,414,024
Interest Rates U.S.	247,619	0.05	1,757,302	-	496,515
Interest Rates Non-U.S.	3,231,477	0.67	4,230,099	-	2,777,700
Livestock	4,643,018	0.96	5,427,760	-	2,761,491
Metals	3,080,627	0.64	4,198,623	-	2,531,668
Softs	4,741,702	0.98	7,901,433	-	4,022,608

Total	$43,375,604	8.97%

*	Annual average of daily Values at Risk.

At December 31, 2020, Transtrend Master’s total capitalization was $66,632,519 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2020, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,319,265	7.98%	$19,590,628	$2,199,776	$7,438,615
Energy	1,497,415	2.25	4,454,924	700,276	2,010,461
Grains	1,449,902	2.18	3,515,820	1,045,499	1,963,809
Indices	2,271,081	3.41	8,833,776	651,665	3,853,934
Interest Rates U.S.	915,405	1.37	1,720,048	192,556	1,019,051
Interest Rates Non-U.S.	2,795,726	4.20	6,121,339	1,122,144	2,420,152
Livestock	493,812	0.74	1,129,893	159,940	436,792
Metals	2,536,086	3.81	4,082,966	1,242,232	2,670,773
Softs	782,089	1.17	2,736,946	596,029	1,355,694

Total	$18,060,781	27.11%

*	Annual average of daily Values at Risk.

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

At December 31, 2020, FORT Contrarian Master’s total capitalization was $57,965,478 and the Partnership owned 100.0% of FORT Contrarian Master. As of December 31, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$423,576	0.73%	$1,988,707	$202,069	$838,490
Energy	276,619	0.48	1,165,186	142,190	564,762
Indices	2,855,859	4.93	5,798,597	449,691	2,778,753
Interest Rates U.S.	451,391	0.78	1,702,197	145,815	695,438
Interest Rates Non-U.S.	978,723	1.69	4,211,112	495,790	2,131,137
Metals	127,160	0.22	257,510	15,972	87,974

Total	$5,113,328	8.83%

*	Annual average of daily Values at Risk.

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

At December 31, 2020, NL Master’s total capitalization was $14,337,973 and the Partnership owned approximately 81.4% of NL Master. As of December 31, 2020, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,579,543	11.02%	$1,579,543	$74,383	$443,187

Total	$1,579,543	11.02%

*	Annual average of daily Values at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures— constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk control to differ materially from the objectives of such strategies. Government interventions, pandemics, epidemics, and other public health crises, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds at December 31, 2020 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2020, the Partnership’s/Funds’ primary exposures were in the Dow Jones Euro STOXX 50 (European Union), S&P 500 (U.S.), FTSE 200 (United Kingdom), MSCI Emerging Markets (Global), Russell 2000 (U.S.), and SPI 200 (Australia) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in global emerging markets. Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller economies — e.g., Australia.

Commodities:

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emissions and European power markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2020 was to fluctuations in the prices of copper, palladium, gold and silver.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, and wheat accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2020.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa and sugar accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2020.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Freight and Shipping. The Partnership’s/Funds’ primary risk exposure in freight and shipping is to changes in the costs involved in the transportation of raw materials.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data.

CERES ORION L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2020, 2019, and 2018; Statements of Financial Condition at December 31, 2020 and 2019; Condensed Schedules of Investments at December 31, 2020 and 2019; Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018; Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Orion L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Orion L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2020 and 2019, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2021

Ceres Orion L.P.

Statements of Financial Condition

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets:
Investment in the Funds(1), at fair value (Note 6)	$136,268,790	$330,936,811
Redemptions receivable from the Funds	2,439,045	11,850,318

Equity in trading account:
Unrestricted cash (Note 3c)	206,600,821	117,008,427
Restricted cash (Note 3c)	23,403,438	44,439,575
Net unrealized appreciation on open futures contracts	6,233,600	-
Options purchased, at fair value (premiums paid $2,680,600 and $0 at December 31, 2020 and 2019, respectively)	2,470,392	-

Total equity in trading account	238,708,251	161,448,002

Interest receivable (Note 3c)	13,252	155,105

Total assets	$377,429,338	$504,390,236

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,758,548
Options written, at fair value (premiums received $3,631,000 and $0 at December 31, 2020 and 2019, respectively)	2,311,171	-
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	304,105	2,814,316
Management fees (Note 3b)	268,910	411,567
General Partner fees (Note 3a)	234,070	312,127
Incentive fees (Note 3b)	1,837,005	2,013,630
Professional fees	302,374	414,915
Redemptions payable to General Partner (Note 7)	1,400,000	-
Redemptions payable to Limited Partners (Note 7)	11,516,958	13,393,882

Total liabilities	18,174,593	21,118,985

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 3,824.2873 and 5,058.6813 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	4,337,368	5,594,958
Limited Partners, Class A, 126,595.8958 and 173,135.1328 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	350,633,583	472,470,787
Limited Partners, Class Z, 3,777.0492 and 4,706.5572 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	4,283,794	5,205,506

Total partners’ capital (net asset value)	359,254,745	483,271,251

Total liabilities and partners’ capital	$377,429,338	$504,390,236

Net asset value per Redeemable Unit:
Class A	$2,769.71	$2,728.91

Class Z	$1,134.16	$1,106.01

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

December 31, 2020

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,645	$947,605	0.26%
Energy	14,777	3,242,381	0.90
Grains	2,971	6,008,789	1.67
Indices	1,030	1,256,496	0.35
Interest Rates U.S.	733	29,578	0.01
Interest Rates Non-U.S.	5,422	487,480	0.14
Livestock	208	123,572	0.03
Metals	585	2,898,137	0.81
Softs	1,881	1,746,166	0.49

Total futures contracts purchased		16,740,204	4.66

Futures Contracts Sold
Currencies	8	(3,856)	(0.00) *
Energy	8,877	324,465	0.09
Grains	2,462	(6,855,706)	(1.91)
Indices	354	50,799	0.01
Interest Rates U.S.	501	(70,696)	(0.02)
Interest Rates Non-U.S.	760	(101,298)	(0.03)
Livestock	191	(225,435)	(0.06)
Metals	324	(1,636,565)	(0.46)
Softs	1,747	(1,988,312)	(0.54)

Total futures contracts sold		(10,506,604)	(2.92)

Net unrealized appreciation on open futures contracts		$6,233,600	1.74%

Options Purchased
Calls
Energy	1,358	$2,221,530	0.62%
Puts
Energy	1,214	248,862	0.07

Total options purchased (premiums paid $2,680,600)		$2,470,392	0.69%

Options Written
Calls
Energy	1,878	$(873,797)	(0.24)%
Puts
Energy	1,347	(1,437,374)	(0.40)

Total options written (premiums received $3,631,000)		$(2,311,171)	(0.64)%

Investment in the Funds
CMF TT II, LLC		$66,632,519	18.55%
CMF FORT Contrarian Master Fund LLC		57,968,789	16.14
CMF NL Master Fund LLC		11,667,482	3.24

Total investment in the Funds		$136,268,790	37.93%

*	Due to rounding.

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

Ceres Orion L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2020, 2019 and 2018

	2020	2019	2018
Investment Income:
Interest income	$511,674	$2,243,877	$1,042,227
Interest income allocated from the Funds	878,143	7,402,235	10,572,228

Total investment income	1,389,817	9,646,112	11,614,455

Expenses:
Expenses allocated from the Funds	2,425,300	3,064,354	5,678,961
Clearing fees related to direct investments (Note 3c)	4,142,620	5,384,435	282,874
Ongoing selling agent fees (Notes 3d and 3e)	4,366,954	11,879,238	13,875,364
Management fees (Note 3b)	4,114,638	5,411,434	7,223,233
General Partner fees (Note 3a)	3,172,637	4,132,207	5,437,950
Incentive fees (Note 3b)	7,084,063	2,906,619	-
Professional fees	970,961	1,226,099	1,489,943

Total expenses	26,277,173	34,004,386	33,988,325

Net investment loss	(24,887,356)	(24,358,274)	(22,373,870)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	28,169,965	20,220,080	(8,020,735)
Net realized gains (losses) on closed contracts allocated from the Funds	(18,830,522)	31,305,655	(18,104,021)
Net change in unrealized gains (losses) on open contracts	8,961,484	(1,669,805)	(5,757,588)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	10,332,156	193,333	(16,290,205)

Total trading results	28,633,083	50,049,263	(48,172,549)

Net income (loss)	$3,745,727	$25,690,989	$(70,546,419)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$40.80	$120.80	$(279.35)

Class Z	$28.15	$71.95	$(88.75)

Weighted average Redeemable Units outstanding:
Class A	152,193.5660	197,078.5971	255,692.4903

Class Z	9,346.2383	10,037.7007	11,355.4058

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2020, 2019 and 2018

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$785,537,773	272,051.1558	$12,995,154	11,573.7935	$798,532,927	283,624.9493
Subscriptions - Limited Partners	29,451,751	10,485.7950	1,554,831	1,407.0670	31,006,582	11,892.8620
Redemptions - General Partner	-	-	(2,300,010)	(2,056.7070)	(2,300,010)	(2,056.7070)
Redemptions - Limited Partners	(150,354,149)	(54,390.7030)	(280,456)	(260.3190)	(150,634,605)	(54,651.0220)
Net income (loss)	(69,603,950)	-	(942,469)	-	(70,546,419)	-

Partners’ Capital, December 31, 2018	595,031,425	228,146.2478	11,027,050	10,663.8345	606,058,475	238,810.0823
Subscriptions - Limited Partners	22,602,847	7,968.6900	1,470,323	1,288.0100	24,073,170	9,256.7000
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(170,139,279)	(62,979.8050)	(822,040)	(749.6080)	(170,961,319)	(63,729.4130)
Net income (loss)	24,975,794	-	715,195	-	25,690,989	-

Partners’ Capital, December 31, 2019	472,470,787	173,135.1328	10,800,464	9,765.2385	483,271,251	182,900.3713
Subscriptions - Limited Partners	4,739,834	1,768.3640	62,500	57.1160	4,802,334	1,825.4800
Redemptions - General Partner	-	-	(1,400,000)	(1,234.3940)	(1,400,000)	(1,234.3940)
Redemptions - Limited Partners	(130,096,487)	(48,307.6010)	(1,068,080)	(986.6240)	(131,164,567)	(49,294.2250)
Net income (loss)	3,519,449	-	226,278	-	3,745,727	-

Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323

Net asset value per Redeemable Unit:

	Class A	Class Z
2018	$2,608.11	$1,034.06

2019	$2,728.91	$1,106.01

2020	$2,769.71	$1,134.16

See accompanying notes to financial statements.

Ceres Orion L.P.

Notes to Financial Statements

1.	Organization:

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

As of December 31, 2020, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”) and Quantica Capital AG (“Quantica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective as of the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. References herein to the “Advisors” may include, as relevant, John Street, Winton, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective October 1, 2020, Greenwave directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program.

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program.

Effective February 1, 2020, Pan directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program.

JSCL directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Systematic Strategy Program.

Ceres Orion L.P.

Notes to Financial Statements

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

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.

The Partnership and CMF TT II, LLC (“Transtrend Master”) have, and prior to their respective full redemptions, Winton Master and Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Winton Master and Willowbridge Master.

Transtrend Master, and until their respective full redemptions, Winton Master and Willowbridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, Willowbridge was party to the FX Agreement for Willowbridge Master. Under each FX Agreement, JPMorgan charges or charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2020, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(3,186,405) (proceeds of $3,163,920) and $10,541,351 (cost of $10,423,551) at December 31, 2020 and 2019, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an

Ceres Orion L.P.

Notes to Financial Statements

expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Effective October 1, 2020, Greenwave receives a monthly management fee equal to 0.75% per year of month-end net assets allocated to Greenwave. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end net assets allocated to Quantica. To the extent that the month-end net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end net assets allocated to Quantica. Effective February 1, 2020, Pan receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Pan. Effective February 1, 2018, FORT receives a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee equal to 1.5% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). Prior to its termination on September 30, 2020, Winton received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of

Ceres Orion L.P.

Notes to Financial Statements

month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, the Partnership is obligated to pay Greenwave and Pan an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Greenwave and Pan, respectively, for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica, FORT and Northlander an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica, FORT and Northlander, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to their respective terminations effective September 30, 2020 and January 31, 2019, Winton and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership. As of December 31, 2020, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at

Ceres Orion L.P.

Notes to Financial Statements

MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2020 and 2019, the amount of cash held by the Partnership for margin requirements was $23,403,438 and $44,439,575, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Effective July 1, 2020 and through December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the ongoing selling agent fee was $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

e.	Harbor Selling Agreement:

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement and effective July 1, 2020 through December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00%

Ceres Orion L.P.

Notes to Financial Statements

of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 was 69,326 and 90,437, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 was 2,506 and 0, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2020 and 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Total assets	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Liabilities
Futures	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Total liabilities	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Net fair value						$6,233,600	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Total assets	$55,074,542	$(55,074,542)	$-	$-	$-	$-

Liabilities
Futures	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Total liabilities	$(56,833,090)	$55,074,542	$(1,758,548)	$-	$1,758,548	$-

Net fair value						$-	*

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

Ceres Orion L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2020 and 2019, respectively.

	December 31, 2020
Assets
Futures Contracts
Currencies	$1,044,103
Energy	13,319,139
Grains	6,011,789
Indices	1,759,777
Interest Rates U.S.	103,022
Interest Rates Non-U.S.	583,702
Livestock	129,327
Metals	2,995,699
Softs	2,549,037

Total unrealized appreciation on open futures contracts	28,495,595

Liabilities
Futures Contracts
Currencies	(100,354)
Energy	(9,752,293)
Grains	(6,858,706)
Indices	(452,482)
Interest Rates U.S.	(144,140)
Interest Rates Non-U.S.	(197,520)
Livestock	(231,190)
Metals	(1,734,127)
Softs	(2,791,183)

Total unrealized depreciation on open futures contracts	(22,261,995)

Net unrealized appreciation on open futures contracts	$6,233,600	*

Assets
Options Purchased
Energy	$2,470,392

Total options purchased	$2,470,392	**

Liabilities
Options Written
Energy	$(2,311,171)

Total options written	$(2,311,171)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2020, 2019 and 2018, respectively.

Sector	2020		2019		2018
Currencies	$1,168,133		$386,159		$(3,364,175)
Energy	19,879,889		12,558,599		2,715,862
Grains	(2,042,860)		1,109,990		(3,115,089)
Indices	(3,809,361)		(4,261,020)		(6,559,366)
Interest Rates U.S.	(554,219)		(785,406)		(2,158,832)
Interest Rates Non-U.S.	13,942,651		5,214,486		(631,329)
Livestock	(8,107,326)		2,666,962		(155,263)
Metals	20,483,713		115,119		(1,219,114)
Softs	(3,829,171)		1,545,386		708,983

Total	$37,131,449	****	$18,550,275	****	$(13,778,323)	****

**** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$28,495,595	$28,495,595	$-	$-
Options purchased	2,470,392	2,470,392	-	-

Total assets	$30,965,987	$30,965,987	$-	$-

Liabilities
Futures	$22,261,995	$22,261,995	$-	$-
Options written	2,311,171	2,311,171	-	-

Total liabilities	$24,573,166	$24,573,166	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$55,074,542	$55,074,542	$-	$-

Total assets	$55,074,542	$55,074,542	$-	$-

Liabilities
Futures	$56,833,090	$56,833,090	$-	$-

Total liabilities	$56,833,090	$56,833,090	$-	$-

6.	Investment in the Funds:

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

Ceres Orion L.P.

Notes to Financial Statements

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2020.

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

At December 31, 2020, the Partnership owned approximately 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and 81.4% of NL Master. At December 31, 2019, the Partnership owned approximately 37.5% of Winton Master, 100.0% of Transtrend Master, 89.1% of FORT Contrarian Master and 79.6% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$69,303,466	$2,670,947	$66,632,519
FORT Contrarian Master	59,456,843	1,491,365	57,965,478
NL Master	14,423,589	85,616	14,337,973

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
Winton Master	$214,355,792	$8,953,183	$205,402,609
Transtrend Master	127,400,612	7,792,364	119,608,248
FORT Contrarian Master	135,604,970	4,607,083	130,997,887
NL Master	22,919,671	1,217,801	21,701,870

Ceres Orion L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master (a)	$252,687	$(40,463,923)	$(40,211,236)
Transtrend Master	(1,658,250)	6,380,277	4,722,027
FORT Contrarian Master	49,319	(1,394,605)	(1,345,286)
NL Master	(68,277)	(377,694)	(445,971)

	For the year ended December 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$4,752,237	$8,615,176	$13,367,413
Transtrend Master	(154,306)	6,337,549	6,183,243
Willowbridge Master (b)	220,431	(759,939)	(539,508)
FORT Contrarian Master	2,602,136	34,257,304	36,859,440
NL Master (c)	152,833	(6,328,890)	(6,176,057)

(a)	Summarized information presented is for the twelve months ended December 31, 2020. The Partnership was invested in Winton Master from January 1, 2020 to September 30, 2020.
(b)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(c)	From April 1, 2019, commencement of operations for NL Master, through December 31, 2019.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	December 31, 2020		For the year ended December 31, 2020
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted
Winton Master (a)	-%	$-	$(13,122,466)	$70,218	$15,126	$-	$-	$(13,207,810)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	6,621,032	712,228	66,424	781,842	338,512	4,722,026	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	(908,166)	269,705	62,019	-	-	(1,239,890)	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	(210,623)	58,778	50,448	-	-	(319,849)	Commodity Portfolio	Monthly

Total		$136,268,790	$(7,620,223)	$1,110,929	$194,017	$781,842	$338,512	$(10,045,523)

	December 31, 2019		For the year ended December 31, 2019
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted
Winton Master	15.96%	$77,128,248	$3,832,573	$159,802	$24,788	$-	$-	$3,647,983	Commodity Portfolio	Monthly
Transtrend Master	24.75%	119,608,248	8,171,983	955,013	67,742	1,185,744	1,815	5,961,669	Commodity Portfolio	Monthly
Willowbridge Master (b)	-%	-	(394,257)	84,076	5,077	-	-	(483,410)	Commodity Portfolio	Monthly
FORT Contrarian Master	24.19%	116,899,563	31,990,597	407,231	58,882	-	-	31,524,484	Commodity Portfolio	Monthly
NL Master (c)	3.58%	17,300,752	(4,699,673)	64,924	49,260	-	-	(4,813,857)	Commodity Portfolio	Monthly

Total		$330,936,811	$38,901,223	$1,671,046	$205,749	$1,185,744	$1,815	$35,836,869

(a)	From January 1, 2020 through September 30, 2020, the date the Partnership fully redeemed its investment in Winton Master.
(b)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(c)	From April 1, 2019, the date the Partnership invested into NL Master, through December 31, 2019.

Ceres Orion L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020		2019		2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$201.05	$81.50	$243.15	$96.46	$(192.42)	$(75.81)
Net investment loss	(160.25)	(53.35)	(122.35)	(24.51)	(86.93)	(12.94)

Increase (decrease) for the year	40.80	28.15	120.80	71.95	(279.35)	(88.75)
Net asset value per Redeemable Unit, beginning of year	2,728.91	1,106.01	2,608.11	1,034.06	2,887.46	1,122.81

Net asset value per Redeemable Unit, end of year	$2,769.71	$1,134.16	$2,728.91	$1,106.01	$2,608.11	$1,034.06

	2020		2019		2018
	Class A	Class Z	Class A	Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(6.0)%	(4.9)%	(4.5)%	(2.3)%	(3.2)%		(1.2)%

Operating expense	4.6%	3.5%	5.8%	3.6%	4.8%		2.9%
Incentive fees	1.8%	1.8%	0.5%	0.4%	0.0	%***	0.0	%***

Total expenses	6.4%	5.3%	6.3%	4.0%	4.8%		2.9%

Total return:
Total return before incentive fees	3.2%	4.3%	5.2%	7.4%	(9.7)%		(7.9)%
Incentive fees	(1.7)%	(1.8)%	(0.6)%	(0.4)%	(0.0)	%***	(0.0)	%***

Total return after incentive fees	1.5%	2.5%	4.6%	7.0%	(9.7)%		(7.9)%

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

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.3% to 10.3% of the Partnership’s/Funds’ contracts are traded OTC.

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

Futures-Style Options. The Partnership/Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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

Effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

And also effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Harbor was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

And also effective January 1, 2021, the incentive fee payable to Transtrend by Transtrend Master was reduced to 16% of New Trading Profits, accrued monthly, but payable semi-annually.

Selected unaudited quarterly financial data for the years ended December 31, 2020 and 2019 are summarized below:

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Total investment income	$54,742	$62,181	$82,454	$1,190,440
Total expenses	(5,794,653)	(6,351,487)	(4,828,321)	(9,302,712)
Total trading results	17,452,153	21,342,445	(11,413,240)	1,251,725

Net income (loss)	$11,712,242	$15,053,139	$(16,159,107)	$(6,860,547)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$87.35	$96.38	$(102.17)	$(40.76)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$38.52	$42.03	$(38.60)	$(13.80)

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$1,673,640	$2,310,283	$2,720,515	$2,941,674
Total expenses	(6,238,027)	(9,043,368)	(9,620,931)	(9,102,060)
Total trading results	(11,304,584)	19,123,299	13,711,792	28,518,756

Net income (loss)	$(15,868,971)	$12,390,214	$6,811,376	$22,358,370

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(82.04)	$63.23	$32.95	$106.66

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(27.56)	$31.34	$18.13	$50.04

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership’s investments. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

And also effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Harbor was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

And also effective January 1, 2021, the incentive fee payable to Transtrend by Transtrend Master was reduced to 16% of New Trading Profits, accrued monthly, but payable semi-annually.

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

Patrick T. Egan, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 49, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 53, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 62, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee equal to an annual rate of 0.75% (paid monthly) of the Partnership’s month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2021, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2020:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	3,824.2873	50.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2020 and 2019 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2020 $228,176
2019 $233,744

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2020 and 2019 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2020 and 2019.

Condensed Schedules of Investments at December 31, 2020 and 2019.

Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018.

Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018. Notes to Financial Statements.

(2) Exhibits:

3.1

Fifth Amended and Restated Limited Partnership Agreement, effective March 31, 2019 (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 30, 2020 and incorporated herein by reference).

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

(m)

11th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated March 31, 2019 (filed as Exhibit 3.2(m) to the Annual Report on Form 10-K filed on March 30, 2020 and incorporated herein by reference).

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

(b)

Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2018 and incorporated herein by reference).

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

(b)

Novation Agreement by and among the Partnership, the General Partner, John Street Capital LLP and John Street Capital Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2019 and incorporated herein by reference).

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

10.9(a)

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

(b)

Amendment to the Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective July 1, 2020 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2020 and incorporated herein by reference).

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

10.13

Management Agreement among the Partnership, the General Partner and Pan Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2020 and incorporated herein by reference).

10.14

Management Agreement among the Partnership, the General Partner and Greenwave Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2020 and incorporated herein by reference).

10.15

Management Agreement among the Partnership, the General Partner and Quantica Capital AG (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 6, 2020 and incorporated herein by reference).

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

12.3(a)

Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner and Harbor Investment Advisory LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2018 and incorporated herein by reference).

(b)

Amendment to the Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner and Harbor Investment Advisory LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 8, 2020 and incorporated herein by reference).

99.1	Financial Statements of CMF Winton Master L.P.

99.2	Financial Statements of CMF TT II, LLC.

99.3	Financial Statements of CMF FORT Contrarian Master Fund LLC.

99.4	Financial Statements of CMF NL Master Fund LLC.

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
Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 25, 2021	Date: March 25, 2021

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 25, 2021
Date: March 25, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.