Form 10-Q
period 2021-03-31
CERES ORION L.P.
filed 2021-05-12
CIK 1227265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes _ No X

As of April 30, 2021, 115,095.8978 Limited Partnership Class A Redeemable Units were outstanding and 3,510.3432 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Orion L.P.

Statements of Financial Condition

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Investment in the Funds(1), at fair value	$127,390,127	$136,268,790
Redemptions receivable from the Funds	3,400,881	2,439,045

Equity in trading account:
Unrestricted cash	189,301,254	206,600,821
Restricted cash	27,164,011	23,403,438
Net unrealized appreciation on open futures contracts	11,838,616	6,233,600
Options purchased, at fair value (premiums paid $2,547,120 and $2,680,600 at March 31, 2021 and December 31, 2020, respectively)	2,176,789	2,470,392

Total equity in trading account	230,480,670	238,708,251

Interest receivable	3,194	13,252

Total assets	$361,274,872	$377,429,338

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $2,328,170 and $3,631,000 at March 31, 2021 and December 31, 2020, respectively)	$1,970,422	$2,311,171
Accrued expenses:
Ongoing selling agent fees	219,292	304,105
Management fees	251,102	268,910
General Partner fees	224,254	234,070
Incentive fees	2,568,766	1,837,005
Professional fees	279,016	302,374
Redemptions payable to General Partner	-	1,400,000
Redemptions payable to Limited Partners	6,303,366	11,516,958

Total liabilities	11,816,218	18,174,593

Partners’ Capital:
General Partner, Class Z, 3,334.2623 and 3,824.2873 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	3,987,549	4,337,368
Limited Partners, Class A, 117,051.7878 and 126,595.8958 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	341,209,822	350,633,583
Limited Partners, Class Z, 3,563.1492 and 3,777.0492 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	4,261,283	4,283,794

Total partners’ capital (net asset value)	349,458,654	359,254,745

Total liabilities and partners’ capital	$361,274,872	$377,429,338

Net asset value per Redeemable Unit:
Class A	$2,915.03	$2,769.71

Class Z	$1,195.93	$1,134.16

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

March 31, 2021

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,681	$(481,534)	(0.14)%
Energy	13,826	2,484,695	0.71
Grains	3,130	2,213,302	0.63
Indices	813	2,506,651	0.72
Interest Rates U.S.	739	(62,172)	(0.02)
Interest Rates Non-U.S.	4,439	(463,024)	(0.13)
Livestock	353	439,500	0.13
Metals	861	1,522,956	0.44
Softs	1,950	(1,913,233)	(0.55)

Total futures contracts purchased		6,247,141	1.79

Futures Contracts Sold
Currencies	800	731,056	0.22
Energy	11,050	846,415	0.24
Grains	2,192	(1,878,062)	(0.54)
Indices	518	(795,654)	(0.23)
Interest Rates U.S.	1,109	2,327,932	0.67
Interest Rates Non-U.S.	1,502	830,023	0.24
Livestock	180	(122,790)	(0.04)
Metals	680	2,043,875	0.58
Softs	1,745	1,608,680	0.46

Total futures contracts sold		5,591,475	1.60

Net unrealized appreciation on open futures contracts		$11,838,616	3.39%

Options Purchased
Calls
Energy	1,176	$1,976,674	0.57%
Puts
Energy	1,199	200,115	0.06

Total options purchased (premiums paid $2,547,120)		$2,176,789	0.63%

Options Written
Calls
Energy	1,176	$(707,876)	(0.20)%
Puts
Energy	1,437	(1,262,546)	(0.36)

Total options written (premiums received $2,328,170)		$(1,970,422)	(0.56)%

Investment in the Funds
CMF TT II, LLC		$67,066,960	19.19%
CMF FORT Contrarian Master Fund LLC		46,549,268	13.32
CMF NL Master Fund LLC		13,773,899	3.94

Total investment in the Funds		$127,390,127	36.45%

See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments

December 31, 2020

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,645	$947,605	0.26%
Energy	14,777	3,242,381	0.90
Grains	2,971	6,008,789	1.67
Indices	1,030	1,256,496	0.35
Interest Rates U.S.	733	29,578	0.01
Interest Rates Non-U.S.	5,422	487,480	0.14
Livestock	208	123,572	0.03
Metals	585	2,898,137	0.81
Softs	1,881	1,746,166	0.49

Total futures contracts purchased		16,740,204	4.66

Futures Contracts Sold
Currencies	8	(3,856)	(0.00)*
Energy	8,877	324,465	0.09
Grains	2,462	(6,855,706)	(1.91)
Indices	354	50,799	0.01
Interest Rates U.S.	501	(70,696)	(0.02)
Interest Rates Non-U.S.	760	(101,298)	(0.03)
Livestock	191	(225,435)	(0.06)
Metals	324	(1,636,565)	(0.46)
Softs	1,747	(1,988,312)	(0.54)

Total futures contracts sold		(10,506,604)	(2.92)

Net unrealized appreciation on open futures contracts		$6,233,600	1.74%

Options Purchased
Calls
Energy	1,358	$2,221,530	0.62%
Puts
Energy	1,214	248,862	0.07

Total options purchased (premiums paid $2,680,600)		$2,470,392	0.69%

Options Written
Calls
Energy	1,878	$(873,797)	(0.24)%
Puts
Energy	1,347	(1,437,374)	(0.40)

Total options written (premiums received $3,631,000)		$(2,311,171)	(0.64)%

Investment in the Funds
CMF TT II, LLC		$66,632,519	18.55%
CMF FORT Contrarian Master Fund LLC		57,968,789	16.14
CMF NL Master Fund LLC		11,667,482	3.24

Total investment in the Funds		$136,268,790	37.93%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income	$21,675	$392,973
Interest income allocated from the Funds	7,105	797,467

Total investment income	28,780	1,190,440

Expenses:
Expenses allocated from the Funds	1,733,093	747,109
Clearing fees related to direct investments	586,686	1,630,457
Ongoing selling agent fees	658,207	1,209,972
Management fees	756,934	1,240,559
General Partner fees	673,537	901,242
Incentive fees	2,568,765	3,310,643
Professional fees	238,437	262,730

Total expenses	7,215,659	9,302,712

Net investment loss	(7,186,879)	(8,112,272)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	10,432,023	17,484,357
Net realized gains (losses) on closed contracts allocated from the Funds	14,835,965	(26,990,408)
Net change in unrealized gains (losses) on open contracts	4,571,635	309,911
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(4,727,995)	10,447,865

Total trading results	25,111,628	1,251,725

Net income (loss)	$17,924,749	$(6,860,547)

Net income (loss) per Redeemable Unit*:
Class A	$145.32	$(40.76)

Class Z	$61.77	$(13.80)

Weighted average Redeemable Units outstanding:
Class A	122,441.2871	170,668.7368

Class Z	7,409.1508	9,765.2385

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	1,164,297	425.2450	-	-	1,164,297	425.2450
Redemptions - Limited Partners	(31,128,679)	(11,448.3980)	(151,965)	(139.1350)	(31,280,644)	(11,587.5330)
Net income (loss)	(6,725,820)	-	(134,727)	-	(6,860,547)	-

Partners’ Capital, March 31, 2020	$435,780,585	162,111.9798	$10,513,772	9,626.1035	$446,294,357	171,738.0833

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	2,519,943	890.9890	19,685	17.3570	2,539,628	908.3460
Redemptions - General Partner	-	-	(575,000)	(490.0250)	(575,000)	(490.0250)
Redemptions - Limited Partners	(29,412,023)	(10,435.0970)	(273,445)	(231.2570)	(29,685,468)	(10,666.3540)
Net income (loss)	17,468,319	-	456,430	-	17,924,749	-

Partners’ Capital, March 31, 2021	$341,209,822	117,051.7878	$8,248,832	6,897.4115	$349,458,654	123,949.1993

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

As of March 31, 2021, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”) and Quantica Capital AG (“Quantica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Winton. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective October 1, 2020, Greenwave directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program. The General Partner and Greenwave have agreed that Greenwave will trade the Partnership’s assets allocated to Greenwave at a level that is up to 2 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at a level that is up to 1.75 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

Effective February 1, 2020, Pan directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program.

JSCL directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Systematic Strategy Program. The General Partner and JSCL have agreed that JSCL will trade the Partnership’s assets allocated to it at a level that is up to 2 times the amount of assets allocated to it; provided that if the assets allocated to JSCL are $80 million or less, JSCL will trade the Partnership’s assets allocated to it at the level that is up to 1.5 times the amount of assets allocated to it. The amount of leverage may be increased or decreased in the future.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.

During the reporting periods ended March 31, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

The Partnership and CMF TT II, LLC (“Transtrend Master”) have, and prior to the Partnership’s full redemption, Winton Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Winton Master.

Transtrend Master, and prior to the Partnership’s full redemption, Winton Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under each FX Agreement, JPMorgan charges or charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12). For the period from July 1, 2020 to December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units. Prior to July 1, 2020, the ongoing selling agent fee was $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12). For the period from July 1, 2020 to December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end net assets per year, calculated monthly.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2021 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2021 and December 31, 2020,

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

the amount of cash held for margin requirements was $27,164,011 and $23,403,438, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(3,754,715) (proceeds of $3,821,053) and $(3,186,405) (proceeds of $3,163,920) at March 31, 2021 and December 31, 2020, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$202.71	$83.41	$5.85	$2.19
Net investment loss	(57.39)	(21.64)	(46.61)	(15.99)

Increase (decrease) for the period	145.32	61.77	(40.76)	(13.80)
Net asset value per Redeemable Unit, beginning of period	2,769.71	1,134.16	2,728.91	1,106.01

Net asset value per Redeemable Unit, end of period	$2,915.03	$1,195.93	$2,688.15	$1,092.21

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.9)%	(4.1)%	(4.8)%	(3.8)%

Operating expenses	3.8%	3.0%	5.1%	4.1%
Incentive fees	1.1%	1.1%	0.7%	0.7%

Total expenses	4.9%	4.1%	5.8%	4.8%

Total return:
Total return before incentive fees	6.4%	6.6%	(0.8)%	(0.6)%
Incentive fees	(1.2)%	(1.2)%	(0.7)%	(0.6)%

Total return after incentive fees	5.2%	5.4%	(1.5)%	(1.2)%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 was 47,907 and 81,120, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2021 and during the period February 1, 2020 through March 31, 2020 was 5,277 and 381, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020, respectively.

March 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$30,925,488	$(19,086,872)	$11,838,616	$-	$-	$11,838,616

Total assets	$30,925,488	$(19,086,872)	$11,838,616	$-	$-	$11,838,616

Liabilities
Futures	$(19,086,872)	$19,086,872	$-	$-	$-	$-

Total liabilities	$(19,086,872)	$19,086,872	$-	$-	$-	$-

Net fair value						$11,838,616	*

December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Total assets	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Liabilities
Futures	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Total liabilities	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Net fair value						$6,233,600	*

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
Assets
Futures Contracts
Currencies	$1,172,342
Energy	12,565,367
Grains	3,659,845
Indices	3,024,194
Interest Rates U.S.	2,364,901
Interest Rates Non-U.S.	1,026,419
Livestock	445,505
Metals	4,898,006
Softs	1,768,909

Total unrealized appreciation on open futures contracts	30,925,488

Liabilities
Futures Contracts
Currencies	(922,820)
Energy	(9,234,257)
Grains	(3,324,605)
Indices	(1,313,197)
Interest Rates U.S.	(99,141)
Interest Rates Non-U.S.	(659,420)
Livestock	(128,795)
Metals	(1,331,175)
Softs	(2,073,462)

Total unrealized depreciation on open futures contracts	(19,086,872)

Net unrealized appreciation on open futures contracts	$11,838,616	*

Assets
Options Purchased
Energy	$2,176,789

Total options purchased	$2,176,789	**

Liabilities
Options Written
Energy	$(1,970,422)

Total options written	$(1,970,422	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2020
Assets
Futures Contracts
Currencies	$1,044,103
Energy	13,319,139
Grains	6,011,789
Indices	1,759,777
Interest Rates U.S.	103,022
Interest Rates Non-U.S.	583,702
Livestock	129,327
Metals	2,995,699
Softs	2,549,037

Total unrealized appreciation on open futures contracts	28,495,595

Liabilities
Futures Contracts
Currencies	(100,354)
Energy	(9,752,293)
Grains	(6,858,706)
Indices	(452,482)
Interest Rates U.S.	(144,140)
Interest Rates Non-U.S.	(197,520)
Livestock	(231,190)
Metals	(1,734,127)
Softs	(2,791,183)

Total unrealized depreciation on open futures contracts	(22,261,995)

Net unrealized appreciation on open futures contracts	$6,233,600	*

Assets
Options Purchased
Energy	$2,470,392

Total options purchased	$2,470,392	**

Liabilities
Options Written
Energy	$(2,311,171)

Total options written	$(2,311,171	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
Sector	2021		2020
Currencies	$(1,665,750)		$(2,485,209)
Energy	5,254,973		14,418,791
Grains	2,394,344		180,970
Indices	3,311,199		(3,970,177)
Interest Rates U.S.	4,725,960		(1,382,899)
Interest Rates Non-U.S.	(1,444,502)		10,532,332
Livestock	583,542		(4,877,916)
Metals	1,553,760		6,440,818
Softs	290,132		(1,062,442)

Total	$15,003,658	****	$17,794,268	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2021 and December 31, 2020 and for the periods ended March 31, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$30,925,488	$30,925,488	$-	$-
Options purchased	2,176,789	2,176,789	-	-

Total assets	$33,102,277	$33,102,277	$-	$-

Liabilities
Futures	$19,086,872	$19,086,872	$-	$-
Options written	1,970,422	1,970,422	-	-

Total liabilities	$21,057,294	$21,057,294	$-	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$28,495,595	$28,495,595	$-	$-
Options purchased	2,470,392	2,470,392	-	-

Total assets	$30,965,987	$30,965,987	$-	$-

Liabilities
Futures	$22,261,995	$22,261,995	$-	$-
Options written	2,311,171	2,311,171	-	-

Total liabilities	$24,573,166	$24,573,166	$-	$-

6.	Investment in the Funds:

On June 1, 2011, the Partnership allocated a portion of its assets to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. Transtrend generally trades its Enhanced Risk Profile (US Dollar) using 1.5 times the leverage employed by the Standard Risk Profile. The General Partner is also the Trading Manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be members of Transtrend Master. The Trading Manager and Transtrend believe that trading through this structure promotes efficiency and economy in the trading process.

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

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2021.

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

As of March 31, 2021, the Partnership owned 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and approximately 76.4% of NL Master. At December 31, 2020, the Partnership owned 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and approximately 81.4% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$71,786,969	$4,720,009	$67,066,960
FORT Contrarian Master	47,130,750	582,148	46,548,602
NL Master	18,096,845	73,161	18,023,684

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$69,303,466	$2,670,947	$66,632,519
FORT Contrarian Master	59,456,843	1,491,365	57,965,478
NL Master	14,423,589	85,616	14,337,973

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,657,051)	$8,955,958	$7,298,907
FORT Contrarian Master	(39,067)	(1,078,566)	(1,117,633)
NL Master	(37,646)	2,842,858	2,805,212

	For the three months ended March 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$387,606	$(23,953,788)	$(23,566,182)
Transtrend Master	(261,094)	(3,266,814)	(3,527,908)
FORT Contrarian Master	168,677	(5,653,909)	(5,485,232)
NL Master	12,428	752,782	765,210

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	March 31, 2021		For the three months ended March 31, 2021
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fees	Incentive Fee
Transtrend Master	19.19%	$67,066,960	$8,956,732	$108,810	$16,584	$142,311	$1,390,121	$7,298,906	Commodity Portfolio	Monthly
FORT Contrarian Master	13.32%	46,549,268	(1,073,372)	29,018	15,242	-	-	(1,117,632)	Commodity Portfolio	Monthly
NL Master	3.94%	13,773,899	2,231,715	19,168	11,839	-	-	2,200,708	Commodity Portfolio	Monthly

Total		$127,390,127	$10,115,075	$156,996	$43,665	$142,311	$1,390,121	$8,381,982

	December 31, 2020		For the three months ended March 31, 2020
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fees	Incentive Fee
Winton Master	-%	$-	$(8,370,730)	$42,551	$7,687	$-	$-	$(8,420,968)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	(3,033,914)	259,821	17,000	217,175	-	(3,527,910)	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	(5,002,992)	152,428	16,040	-	-	(5,171,460)	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	662,560	21,564	12,843	-	-	628,153	Commodity Portfolio	Monthly

Total		$136,268,790	$(15,745,076)	$476,364	$53,570	$217,175	$-	$(16,492,185)

Ceres Orion L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.1% to 5.6% of the Partnership’s/Funds’ contracts are traded OTC.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2021.

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

For the three months ended March 31, 2021, the Partnership’s capital decreased 2.7% from $359,254,745 to $349,458,654. This decrease was attributable to redemptions of 10,435.0970 Class A limited partner Redeemable Units totaling $29,412,023, redemptions of 490.0250 Class Z General Partner Redeemable Units totaling $575,000 and redemptions of 231.2570 Class Z limited partner Redeemable Units totaling $273,445, which was partially offset by subscriptions of 890.9890 Class A limited partner Redeemable Units totaling $2,519,943, subscriptions of 17.3570 Class Z limited partner Redeemable Units totaling $19,685 and net income of $17,924,749. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2021, the net asset value per Redeemable Unit for Class A increased 5.2% from $2,769.71 to $2,915.03, as compared to a decrease of 1.5% in the first quarter of 2020. During the Partnership’s first quarter of 2021, the net asset value per Redeemable Unit for Class Z increased 5.4% from $1,134.16 to $1,195.93, as compared to a decrease of 1.2% in the first quarter of 2020. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2021 of $25,111,628. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2020 of $1,251,725. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, grains, livestock, softs and indices.

The most notable gains were achieved within the energy markets during February and March from long positions in European carbon emission futures as prices surged higher on an outlook for growth in global industrial demand. Additional gains in the energies were recorded from long positions in natural gas futures during January. Within the agricultural sector, gains were experienced during February from long futures positions in the grains as prices advanced amid adverse weather in key growing regions in North and South America threatening crop plantings. Smaller gains in the agricultural markets were recorded in livestock trading throughout the quarter. Gains were also recorded within the global stock index markets during all three months of the quarter primarily from long positions in U.S. and Asian equity index futures amid continued strong investor demand for risk assets. Additional gains were achieved within the metals markets during February from long positions in copper futures as prices rallied on optimism that global manufacturing demand would accelerate coming out of the COVID-19 lockdown era. Further gains were recorded during March within the global interest rate sector from short positions in U.S. Treasury bond futures as interest rates moved higher amid growing inflationary concerns. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the currency sector from long positions in the euro, Australian dollar, Canadian dollar and Japanese yen versus the U.S. dollar as the value of U.S. currency advanced as the pace of the U.S. vaccine rollout accelerated.

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

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s and NL Master’s or, prior to the Partnership’s full redemption, Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2021 decreased by $1,161,660 as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three months ended March 31, 2021 as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2021 decreased by $1,043,771 as compared to the corresponding period in 2020. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable

Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end net assets calculated monthly. Accordingly, ongoing sell agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2021 decreased by $551,765 as compared to the corresponding period in 2020. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three months ended March 31, 2021 as compared to the corresponding period in 2020, as well as changes in the calculation and percentage of the ongoing selling agent fee for Class A Redeemable Units as described in Note 1 to the Financial Statements effective July 1, 2020 and January 1, 2021, respectively.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2021 decreased by $558,489 as compared to the corresponding period in 2020. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2021 decreased by $227,705 as compared to the corresponding period in 2020. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2021 resulted in incentive fees of $3,958,886. Trading performance for the three months ended March 31, 2020 resulted in incentive fees of $3,310,643. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2021 and December 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)	December 31, 2020	December 31, 2020 (percentage of Partners’ Capital)
Transtrend	$67,066,666	19%	$66,632,375	19%
FORT	$46,549,252	13%	$57,968,789	16%
Northlander	$13,773,998	4%	$11,667,608	3%
JSCL	$99,889,435	29%	$98,938,743	28%
Pan	$22,208,601	6%	$22,185,046	6%
Greenwave	$25,955,069	8%	$30,467,267	8%
Quantica	$74,015,633	21%	$71,394,917	20%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Pan, Greenwave and Quantica directly trade managed accounts in the name of the Partnership. Transtrend, Northlander and FORT currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave and Quantica) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the Partnership’s total capitalization was $349,458,654.

March 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,948,811	2.27%
Energy	11,092,515	3.17
Grains	2,905,186	0.83
Indices	6,061,002	1.73
Interest Rates U.S.	3,390,041	0.97
Interest Rates Non-U.S.	5,963,091	1.71
Livestock	996,435	0.29
Metals	3,272,409	0.94
Softs	2,459,173	0.70

Total	$44,088,663	12.61%

As of December 31, 2020, the Partnership’s total capitalization was $359,254,745.

December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,132,601	2.54%
Energy	9,244,038	2.57
Grains	2,833,843	0.79
Indices	8,908,326	2.48
Interest Rates U.S.	2,377,558	0.66
Interest Rates Non-U.S.	6,931,554	1.93
Livestock	835,043	0.23
Metals	4,572,824	1.27
Softs	2,340,934	0.65

Total	$47,176,721	13.12%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended March 31, 2021 and the twelve months ended December 31, 2020, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,334,332	1.24%	$5,394,125	$2,731,465	$4,015,529
Energy	7,753,875	2.22	7,900,442	4,672,904	5,733,449
Grains	1,917,879	0.55	2,316,342	1,358,132	1,820,108
Indices	2,225,860	0.64	5,461,795	2,225,860	4,019,629
Interest Rates U.S.	2,089,230	0.60	2,771,045	1,010,762	1,867,198
Interest Rates Non-U.S.	3,580,330	1.02	6,868,118	3,157,105	4,523,533
Livestock	496,375	0.14	894,922	93,704	441,807
Metals	1,967,460	0.56	3,921,858	1,909,578	2,591,910
Softs	1,612,204	0.46	3,534,137	1,488,913	1,969,346

Total	$25,977,545	7.43%

*	Average of daily Values at Risk.

At December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,389,760	0.94%	$5,269,055	$629,154	$2,431,899
Energy	6,184,256	1.72	13,521,727	3,760,820	9,244,751
Grains	1,383,941	0.39	5,718,941	720,538	2,426,904
Indices	3,781,386	1.05	7,746,319	92,887	2,743,407
Interest Rates U.S.	1,010,762	0.28	2,043,671	214,773	1,107,710
Interest Rates Non-U.S.	3,157,105	0.88	7,123,169	771,101	4,310,725
Livestock	341,231	0.09	5,779,951	240,768	2,315,619
Metals	1,909,578	0.53	7,087,231	376,349	3,682,732
Softs	1,558,845	0.43	7,007,411	662,448	2,278,312

Total	$22,716,864	6.31%

*	Annual average of daily Values at Risk.

At March 31, 2021, Transtrend Master’s total capitalization was $67,066,960 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2021, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,141,867	4.68%	$5,335,509	$2,871,112	$3,529,929
Energy	1,515,392	2.26	1,657,661	1,239,675	1,434,100
Grains	987,307	1.47	1,725,096	987,307	1,460,469
Indices	1,486,392	2.22	2,580,608	1,486,392	1,995,060
Interest Rates U.S.	1,131,084	1.69	1,131,084	513,043	845,560
Interest Rates Non-U.S.	1,600,131	2.39	3,030,400	1,600,131	2,323,572
Livestock	500,060	0.75	658,240	433,840	526,426
Metals	1,176,249	1.75	2,536,086	1,129,397	1,686,341
Softs	846,969	1.26	1,009,313	750,065	877,731

Total	$12,385,451	18.47%

*	Average of daily Values at Risk.

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

At March 31, 2021, FORT Contrarian Master’s total capitalization was $46,548,602 and the Partnership owned 100.0% of FORT Contrarian Master. As of March 31, 2021, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$472,612	1.02%	$583,567	$281,989	$437,112
Energy	287,645	0.62	525,042	227,827	389,640
Indices	2,348,750	5.05	2,933,444	2,110,040	2,489,824
Interest Rates U.S.	169,727	0.36	566,451	151,799	350,282
Interest Rates Non-U.S.	782,630	1.68	1,121,426	645,957	883,705
Metals	128,700	0.28	151,800	75,350	121,962

Total	$4,190,064	9.01%

*	Average of daily Values at Risk.

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

At March 31, 2021, NL Master’s total capitalization was $18,023,684 and the Partnership owned approximately 76.4% of NL Master. As of March 31, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

March 31, 2021

			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,009,952	11.15%	$2,126,456	$1,349,006	$1,652,854

Total	$2,009,952	11.15%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item lA.      Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, there were subscriptions of 890.9890 Class A Redeemable Units totaling $2,519,943 and subscriptions of 17.3570 Class Z Redeemable Units totaling $19,685. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	5,420.4710	$2,757.63	N/A	N/A	N/A	N/A
February 1, 2021 - February 28, 2021	2,890.2710	$2,861.95	138.6030	$1,173.41	N/A	N/A
March 1, 2021 - March 31, 2021	2,124.3550	$2,915.03	92.6540	$1,195.93	N/A	N/A
	10,435.0970	$2,818.57	231.2570	$1,182.43

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

Item 3.         Defaults Upon Senior Securities. — None.

Item 4.         Mine Safety Disclosures. — Not Applicable.

Item 5.         Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

Date: May 12, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 12, 2021

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.