Form 10-Q
period 2021-06-30
CERES ORION L.P.
filed 2021-08-11
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(
X
) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2021, 112,180.3468 Limited Partnership Class A Redeemable Units were outstanding and 3,439.6202 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Investment in the Funds (1) , at fair value	$127,747,835	$136,268,790
Redemptions receivable from the Funds	10,630,648	2,439,045

Equity in trading account:
Unrestricted cash	180,412,968	206,600,821
Restricted cash	32,162,000	23,403,438
Net unrealized appreciation on open futures contracts	13,342,169	6,233,600
Options purchased, at fair value (premiums paid $3,161,165 and $2,680,600 at June 30, 2021 and December 31, 2020, respectively)	4,965,283	2,470,392

Total equity in trading account	230,882,420	238,708,251

Interest receivable	2,957	13,252

Total assets	$369,263,860	$377,429,338

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $2,523,220 and $3,631,000 at June 30, 2021 and December 31, 2020, respectively)	$2,292,848	$2,311,171
Accrued expenses:
Ongoing selling agent fees	223,794	304,105
Management fees	266,771	268,910
General Partner fees	229,047	234,070
Incentive fees	5,666,905	1,837,005
Professional fees	271,481	302,374
Redemptions payable to General Partner	-	1,400,000
Redemptions payable to Limited Partners	2,110,435	11,516,958

Total liabilities	11,061,281	18,174,593

Partners’ Capital:
General Partner, Class Z, 3,334.2623 and 3,824.2873 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	4,259,696	4,337,368
Limited Partners, Class A, 112,436.1918 and 126,595.8958 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	349,458,235	350,633,583
Limited Partners, Class Z, 3,510.3432 and 3,777.0492 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	4,484,648	4,283,794

Total partners’ capital (net asset value)	358,202,579	359,254,745

Total liabilities and partners’ capital	$369,263,860	$377,429,338

Net asset value per Redeemable Unit:
Class A	$3,108.06	$2,769.71

Class Z	$1,277.55	$1,134.16

(1)
Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
June 30, 2021
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,625	$(2,186,996)	(0.61)%
Energy	16,763	36,715,332	10.25
Grains	2,204	4,534,447	1.27
Indices	1,590	3,297,761	0.92
Interest Rates U.S.	337	(125,625)	(0.04)
Interest Rates Non-U.S.	5,061	(860,628)	(0.24)
Livestock	566	135,627	0.04
Metals	371	(681,088)	(0.19)
Softs	2,883	2,664,551	0.74

Total futures contracts purchased		43,493,381	12.14

Futures Contracts Sold
Currencies	1,254	1,340,917	0.37
Energy	16,234	(26,633,474)	(7.44)
Grains	2,127	(2,556,209)	(0.71)
Indices	540	(195,706)	(0.05)
Interest Rates U.S.	824	(278,548)	(0.08)
Interest Rates Non-U.S.	1,735	(1,002,128)	(0.28)
Livestock	443	86,055	0.02
Metals	388	217,998	0.06
Softs	2,984	(1,130,117)	(0.31)

Total futures contracts sold		(30,151,212)	(8.42)

Net unrealized appreciation on open futures contracts		$13,342,169	3.72%

Options Purchased
Calls
Energy	1,477	$4,844,386	1.35%
Indices	41	680	0.00 *
Puts
Energy	1,348	120,217	0.03

Total options purchased (premiums paid $3,161,165)		$4,965,283	1.38%

Options Written
Calls
Energy	1,258	$(1,562,318)	(0.44)%
Puts
Energy	1,393	(730,530)	(0.20)

Total options written (premiums received $2,523,220)		$(2,292,848)	(0.64)%

Investment in the Funds
CMF TT II, LLC		$64,665,567	18.05%
CMF FORT Contrarian Master Fund LLC		42,432,301	11.85
CMF NL Master Fund LLC		20,649,967	5.76

Total investment in the Funds		$127,747,835	35.66%

*	Due to rounding.

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$5,185	$41,291	$26,860	$434,264
Interest income allocated from the Funds	2,209	41,163	9,314	838,630

Total investment income	7,394	82,454	36,174	1,272,894

Expenses:
Expenses allocated from the Funds	1,110,826	482,349	2,843,919	1,229,458
Clearing fees related to direct investments	542,526	841,126	1,129,212	2,471,583
Ongoing selling agent fees	675,223	1,250,404	1,333,430	2,460,376
Management fees	793,670	1,061,339	1,550,604	2,301,898
General Partner fees	690,934	806,484	1,364,471	1,707,726
Incentive fees	3,372,988	119,673	5,941,753	3,430,316
Professional fees	278,280	266,946	516,717	529,676

Total expenses	7,464,447	4,828,321	14,680,106	14,131,033

Net investment loss	(7,457,053)	(4,745,867)	(14,643,932)	(12,858,139)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	14,768,372	(6,053,535)	25,200,395	11,430,822
Net realized gains (losses) on closed contracts allocated from the Funds	10,399,523	3,527,973	25,235,488	(23,462,435)
Net change in unrealized gains (losses) on open contracts	3,469,401	(1,179,991)	8,041,036	(870,080)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,854,981	(7,707,687)	(2,873,014)	2,740,178

Total trading results	30,492,277	(11,413,240)	55,603,905	(10,161,515)

Net income (loss)	$23,035,224	$(16,159,107)	$40,959,973	$(23,019,654)

Net income (loss) per Redeemable Unit*:
Class A	$193.03	$(102.17)	$338.35	$(142.93)

Class Z	$81.62	$(38.60)	$143.39	$(52.40)

Weighted average Redeemable Units outstanding:
Class A	115,298.9925	157,910.3785	118,870.1398	164,289.5576

Class Z	6,931.8882	9,641.3628	7,170.5195	9,703.3007

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	2,472,734	912.3750	25,000	22.8890	2,497,734	935.2640
Redemptions - Limited Partners	(66,317,648)	(24,737.4330)	(664,400)	(624.6160)	(66,982,048)	(25,362.0490)
Net income (loss)	(22,513,393)	-	(506,261)	-	(23,019,654)	-

Partners’ Capital, June 30, 2020	$386,112,480	149,310.0748	$9,654,803	9,163.5115	$395,767,283	158,473.5863

Partners’ Capital, March 31, 2020	$435,780,585	162,111.9798	$10,513,772	9,626.1035	$446,294,357	171,738.0833
Subscriptions - Limited Partners	1,308,437	487.1300	25,000	22.8890	1,333,437	510.0190
Redemptions - Limited Partners	(35,188,969)	(13,289.0350)	(512,435)	(485.4810)	(35,701,404)	(13,774.5160)
Net income (loss)	(15,787,573)	-	(371,534)	-	(16,159,107)	-

Partners’ Capital, June 30, 2020	$386,112,480	149,310.0748	$9,654,803	9,163.5115	$395,767,283	158,473.5863

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	4,577,943	1,589.4440	269,685	226.3990	4,847,628	1,815.8430
Redemptions - General Partner	-	-	(575,000)	(490.0250)	(575,000)	(490.0250)
Redemptions - Limited Partners	(45,687,500)	(15,749.1480)	(597,267)	(493.1050)	(46,284,767)	(16,242.2530)
Net income (loss)	39,934,209	-	1,025,764	-	40,959,973	-

Partners’ Capital, June 30, 2021	$349,458,235	112,436.1918	$8,744,344	6,844.6055	$358,202,579	119,280.7973

Partners’ Capital, March 31, 2021	$341,209,822	117,051.7878	$8,248,832	6,897.4115	$349,458,654	123,949.1993
Subscriptions - Limited Partners	2,058,000	698.4550	250,000	209.0420	2,308,000	907.4970
Redemptions - Limited Partners	(16,275,477)	(5,314.0510)	(323,822)	(261.8480)	(16,599,299)	(5,575.8990)
Net income (loss)	22,465,890	-	569,334	-	23,035,224	-

Partners’ Capital, June 30, 2021	$349,458,235	112,436.1918	$8,744,344	6,844.6055	$358,202,579	119,280.7973

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
As of June 30, 2021, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”) and Quantica Capital AG (“Quantica”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Winton. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended June 30, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
The Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) have entered into futures brokerage account agreements with MS&Co. Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Winton Master.
Transtrend Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of Transtrend Master and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of Transtrend Master during a month.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Effective January 1, 2021, the incentive fee payable to Transtrend by Transtrend Master was reduced from 20% to 16% of New Trading Profits (as defined in the management agreement among Transtrend Master, the Trading Manager and Transtrend), accrued monthly, but payable semi-annually.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2021 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Partnership’s Investment in the Funds
. The Partnership carries its investment in Transtrend Master, FORT Contrarian Master and NL Master based on the Partnership’s (1) net contributions to Transtrend Master, FORT Contrarian Master and NL Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, FORT Contrarian Master and NL Master.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2021 and December 31, 2020,

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

the amount of cash held for margin requirements was $32,162,000 and $23,403,438, respectively.
Cash
that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,687,444) (proceeds of $1,672,557) and $(3,186,405) (proceeds of $3,163,920) at June 30, 2021 and December 31, 2020, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed
or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update
2013-08
“
Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements
” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.
Net Income (Loss) Per Redeemable Unit.
Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946,
“Financial Services - Investment Companies.”
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2020.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020				Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Class A	Class Z	Class A		Class Z		Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$256.29	$105.12	$(72.65)		$(29.87)		$458.82	$188.47	$(66.13)	$(27.63)
Net investment loss	(63.26)	(23.50)	(29.52)		(8.73)		(120.47)	(45.08)	(76.80)	(24.77)

Increase (decrease) for the period	193.03	81.62	(102.17)		(38.60)		338.35	143.39	(142.93)	(52.40)
Net asset value per Redeemable Unit, beginning of period	2,915.03	1,195.93	2,688.15		1,092.21		2,769.71	1,134.16	2,728.91	1,106.01

Net asset value per Redeemable Unit, end of period	$3,108.06	$1,277.55	$2,585.98		$1,053.61		$3,108.06	$1,277.55	$2,585.98	$1,053.61

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020				Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Class A	Class Z	Class A		Class Z		Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.0)%	(4.2)%	(4.4)%		(3.2)%		(6.1)%	(5.3)%	(5.1)%	(3.8)%

Operating expenses	3.8%	3.0%	4.5%		3.3%		3.8%	3.0%	4.8%	3.7%
Incentive fees	1.2%	1.2%	0.0	%****	0.0	%****	2.3%	2.3%	0.8%	0.7%

Total expenses	5.0%	4.2%	4.5%		3.3%		6.1%	5.3%	5.6%	4.4%

Total return:
Total return before incentive fees	7.8%	8.0%	(3.8)%		(3.5)%		14.6%	15.1%	(4.5)%	(4.0)%
Incentive fees	(1.2)%	(1.2)%	(0.0)	%****	(0.0)	%****	(2.4)%	(2.5)%	(0.7)%	(0.7)%

Total return after incentive fees	6.6%	6.8%	(3.8)%		(3.5)%		12.2%	12.6%	(5.2)%	(4.7)%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 was 56,049 and 68,434, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 was 51,978 and 74,777, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 was 5,059 and 643, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 was 5,168 and 512, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$54,229,650	$(40,887,481)	$13,342,169	$-	$-	$13,342,169

Total assets	$54,229,650	$(40,887,481)	$13,342,169	$-	$-	$13,342,169

Liabilities
Futures	$(40,887,481)	$40,887,481	$-	$-	$-	$-

Total liabilities	$(40,887,481)	$40,887,481	$-	$-	$-	$-

Net fair value						$13,342,169	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Total assets	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Liabilities
Futures	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Total liabilities	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Net fair value						$6,233,600	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
Assets
Futures Contracts
Currencies	$1,344,532
Energy	38,272,816
Grains	5,674,593
Indices	3,999,137
Interest Rates U.S.	96,492
Interest Rates Non-U.S.	96,553
Livestock	1,025,643
Metals	510,136
Softs	3,209,748

Total unrealized appreciation on open futures contracts	54,229,650

Liabilities
Futures Contracts
Currencies	(2,190,611)
Energy	(28,190,958)
Grains	(3,696,355)
Indices	(897,082)
Interest Rates U.S.	(500,665)
Interest Rates Non-U.S.	(1,959,309)
Livestock	(803,961)
Metals	(973,226)
Softs	(1,675,314)

Total unrealized depreciation on open futures contracts	(40,887,481)

Net unrealized appreciation on open futures contracts	$13,342,169	*

Assets
Options Purchased
Energy	$4,964,603
Indices	680

Total options purchased	$4,965,283	**

Liabilities
Options Written
Energy	$(2,292,848)

Total options written	$(2,292,848)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2021		2020		2021		2020
Currencies	$(1,462,612)		$468,824		$(3,128,362)		$(2,016,385)
Energy	18,289,623		(3,741,278)		23,544,596		10,677,513
Grains	3,919,964		(286,404)		6,314,308		(105,434)
Indices	3,169,181		(1,135,685)		6,480,380		(5,105,862)
Interest Rates U.S.	(4,948,545)		198,383		(222,585)		(1,184,516)
Interest Rates Non-U.S.	(2,447,975)		2,175,036		(3,892,477)		12,707,368
Livestock	477,416		(5,509,711)		1,060,958		(10,387,627)
Metals	878,244		1,836,840		2,432,004		8,277,658
Softs	362,477		(1,239,531)		652,609		(2,301,973)

Total	$18,237,773	****	$(7,233,526)	****	$33,241,431	****	$10,560,742	****

**** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s and the Funds’ Fair Value Measurements
. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2021 and December 31, 2020 and for the periods ended June 30, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$54,229,650	$54,229,650	$-	$-
Options purchased	4,965,283	4,965,283	-	-

Total assets	$59,194,933	$59,194,933	$-	$-

Liabilities
Futures	$40,887,481	$40,887,481	$-	$-
Options written	2,292,848	2,292,848	-	-

Total liabilities	$43,180,329	$43,180,329	$-	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$28,495,595	$28,495,595	$-	$-
Options purchased	2,470,392	2,470,392	-	-

Total assets	$30,965,987	$30,965,987	$-	$-

Liabilities
Futures	$22,261,995	$22,261,995	$-	$-
Options written	2,311,171	2,311,171	-	-

Total liabilities	$24,573,166	$24,573,166	$-	$-

6.	Investment in the Funds:
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2021.
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
As of June 30, 2021, the Partnership owned 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and approximately 69.9% of NL Master. At December 31, 2020, the Partnership owned 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and approximately 81.4% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$71,102,517	$6,436,950	$64,665,567
FORT Contrarian Master	45,606,476	3,174,809	42,431,667
NL Master	33,138,510	3,611,129	29,527,381

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$69,303,466	$2,670,947	$66,632,519
FORT Contrarian Master	59,456,843	1,491,365	57,965,478
NL Master	14,423,589	85,616	14,337,973

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,026,186)	$5,011,100	$3,984,914
FORT Contrarian Master	(39,086)	2,214,537	2,175,451
NL Master	(59,284)	6,877,987	6,818,703

	For the six months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(2,683,237)	$13,967,058	$11,283,821
FORT Contrarian Master	(78,153)	1,135,971	1,057,818
NL Master	(96,930)	9,720,845	9,623,915

	For the three months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(43,102)	$(13,483,223)	$(13,526,325)
Transtrend Master	(379,639)	(1,081,479)	(1,461,118)
FORT Contrarian Master	(29,653)	2,359,829	2,330,176
NL Master	(29,211)	(2,070,945)	(2,100,156)

	For the six months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$344,504	$(37,437,011)	$(37,092,507)
Transtrend Master	(640,733)	(4,348,293)	(4,989,026)
FORT Contrarian Master	139,024	(3,294,080)	(3,155,056)
NL Master	(16,783)	(1,318,163)	(1,334,946)

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	June 30, 2021		For the three months ended June 30, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss )	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	18.05%	$64,665,567	$5,011,703	$105,620	$15,751	$146,502	$758,916	$3,984,914	Commodity Portfolio	Monthly
FORT Contrarian Master	11.85%	42,432,301	2,215,659	27,231	12,977	-	-	2,175,451	Commodity Portfolio	Monthly
NL Master	5.76%	20,649,967	5,029,351	33,593	10,236	-	-	4,985,522	Commodity Portfolio	Monthly

Total		$127,747,835	$12,256,713	$166,444	$38,964	$146,502	$758,916	$11,145,887

	June 30, 2021		For the six months ended June 30, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	18.05%	$64,665,567	$13,968,435	$214,430	$32,335	$288,813	$2,149,037	$11,283,820	Commodity Portfolio	Monthly
FORT Contrarian Master	11.85%	42,432,301	1,142,287	56,249	28,219	-	-	1,057,819	Commodity Portfolio	Monthly
NL Master	5.76%	20,649,967	7,261,066	52,761	22,075	-	-	7,186,230	Commodity Portfolio	Monthly

Total		$127,747,835	$22,371,788	$323,440	$82,629	$288,813	$2,149,037	$19,527,869

	December 31, 2020		For the three months ended June 30, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	-%	$-	$(3,581,600)	$14,618	$4,178	$-	$-	$(3,600,396)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	(1,075,276)	150,485	17,000	218,358	-	(1,461,119)	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	2,203,719	34,189	15,629	-	-	2,153,901	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	(1,685,394)	14,840	13,052	-	-	(1,713,286)	Commodity Portfolio	Monthly

Total		$136,268,790	$(4,138,551)	$214,132	$49,859	$218,358	$-	$(4,620,900)

	December 31, 2020		For the six months ended June 30, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	-%	$-	$(11,952,330)	$57,169	$11,865	$-	$-	$(12,021,364)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	(4,109,190)	410,306	34,000	435,533	-	(4,989,029)	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	(2,799,273)	186,617	31,669	-	-	(3,017,559)	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	(1,022,834)	36,404	25,895	-	-	(1,085,133)	Commodity Portfolio	Monthly

Total		$136,268,790	$(19,883,627)	$690,496	$103,429	$435,533	$-	$(21,113,085)

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.0% to 2.5% of the Partnership’s/Funds’ contracts are traded OTC.
Futures Contracts
. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Options
. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and
marked-to-market
daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and
marked-to-market
daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.
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
Effective July 1, 2021, Breakout Funds LLC (“Breakout”) directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Breakout’s Propeller Program. The General Partner and Breakout agreed that Breakout will initially trade the Partnership’s assets allocated to Breakout at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2021.
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
For the six months ended June 30, 2021, the Partnership’s capital decreased 0.3% from $359,254,745 to $358,202,579. This decrease was attributable to redemptions of 15,749.1480 Class A limited partner Redeemable Units totaling $45,687,500, redemptions of 490.0250 Class Z General Partner Redeemable Units totaling $575,000 and redemptions of 493.1050 Class Z limited partner Redeemable Units totaling $597,267, which was partially offset by subscriptions of 1,589.4440 Class A limited partner Redeemable Units totaling $4,577,943, subscriptions of 226.3990 Class Z limited partner Redeemable Units totaling $269,685 and net income of $40,959,973. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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

Results of Operations
During the Partnership’s second quarter of 2021, the net asset value per Redeemable Unit for Class A increased 6.6% from $2,915.03 to $3,108.06, as compared to a decrease of 3.8% in the second quarter of 2020. During the Partnership’s second quarter of 2021, the net asset value per Redeemable Unit for Class Z increased 6.8% from $1,195.93 to $1,277.55, as compared to a decrease of 3.5% in the second quarter of 2020. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2021 of $30,492,277. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, livestock, metals and softs and were partially offset by losses in currencies and U.S. and
non-U.S.
interest rates. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $11,413,240. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, livestock and softs and were partially offset by gains in grains, indices, U.S. and
non-U.S.
interest rates and metals.
The Partnership’s most significant gains were achieved within the energy sector during April, May, and June from long futures positions in crude oil and its refined products, natural gas, coal, freight, and carbon emissions as prices surged higher amid optimism for a rebound in global economic strength as more countries eased COVID-related lockdown measures. Gains within the agricultural sector were recorded during April and June from long positions in corn futures as supply constraints and growing consumption demand boosted prices. Within the global stock index markets, gains were experienced during April from long positions in U.S. and Asian equity index futures as prices advanced on steady investor demand for risk assets. Additional gains were achieved within the metals sector during April and May from long positions in copper futures as prices moved higher amid signs of tightening global stockpiles. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global fixed income sector during April, May, and June from short positions in U.S. and European fixed income futures as central banks signaled they would remain committed to easing policies to help boost regional economies. Further losses were experienced within the currencies during June from long positions in the Canadian dollar versus the U.S. dollar as better-than-expected COVID vaccine distributions pushed the relative value of the U.S. currency higher.
During the Partnership’s six months ended June 30, 2021, the net asset value per Redeemable Unit for Class A increased 12.2% from $2,769.71 to $3,108.06, as compared to a decrease of 5.2% during the six months ended June 30, 2020. During the Partnership’s six months ended June 30, 2021, the net asset value per Redeemable Unit for Class Z increased 12.6% from $1,134.16 to $1,277.55, as compared to a decrease of 4.7% during the six months ended June 30, 2020. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2021 of $55,603,905. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies and
non-U.S.
interest rates. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2020 of $10,161,515. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, livestock and softs and were partially offset by gains in energy, grains, U.S. and
non-U.S.
interest rates and metals.
The most notable gains were achieved within the energy markets during a majority of the first and second quarters from long futures positions in crude oil and its refined products, natural gas, carbon emissions, and coal as energy prices rallied higher. Within the agricultural sector, gains were experienced during February from long futures positions in the grains as prices advanced amid adverse weather in the key growing regions of North and South America threatening crop plantings. Additional gains within the agriculturals were recorded from long positions in corn futures during April and June. Gains were also recorded within the global stock index markets throughout a majority of the first half of the year primarily from long positions in U.S. and Asian equity index futures amid strong investor demand for risk assets. Additional gains were achieved within the metals markets during February, April, and May from long positions in copper futures as prices rallied on optimism global manufacturing demand would accelerate coming out of the
COVID-19
lockdown era. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses within the global fixed income sector during April, May, and June from short positions in U.S. and European fixed income futures as central banks signaled they would remain committed to easing policies to help boost regional economies. Additional losses were experienced within the currency sector during January from long positions in the euro, Australian dollar, Canadian dollar and Japanese yen versus the U.S. dollar as the pace of the U.S. vaccine rollout accelerated, pushing the value of the U.S. currency higher. Further losses in the currencies were incurred during June from positions in the Canadian and New Zealand dollars.
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
4-week
U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2021 decreased by $75,060 and $1,236,720, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower
4-week
U.S. Treasury bill discount rates along with lower average daily equity during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2021 decreased by $298,600 and $1,342,371, respectively, as compared to the corresponding periods in 2020. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end
net assets calculated monthly. Accordingly, ongoing sell agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2021 decreased by $575,181 and $1,126,946, respectively, as compared to the corresponding periods in 2020. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020, as well as changes in the calculation and percentage of the ongoing selling agent fee for Class A Redeemable Units as described in Note 1 to the Financial Statements effective July 1, 2020 and January 1, 2021, respectively.
Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2021 decreased by $339,525 and $898,014, respectively, as compared to the corresponding periods in 2020. The decrease in management fees was due to lower average adjusted net assets during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2021 decreased by $115,550 and $343,255, respectively, as compared to the corresponding periods in 2020. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $4,131,904 and $8,090,790, respectively. Trading performance for the three and six months ended June 30, 2020 resulted in incentive fees of $119,673 and $3,430,316, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of June 30, 2021 and March 31, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2021	June 30, 2021 (percentage of Partners’ Capital)	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)
Transtrend	$66,665,269	19%	$67,066,666	19%
FORT	$45,182,301	13%	$46,549,252	13%
Northlander	$23,527,846	7%	$13,773,998	4%
JSCL	$108,171,211	30%	$99,889,435	29%
Pan	$22,888,190	6%	$22,208,601	6%
Greenwave	$18,762,407	5%	$25,955,069	8%
Quantica	$73,005,355	20%	$74,015,633	21%
For additional disclosures about operational and financial risk related to the
COVID-19
outbreak, refer to Part II, Item 5. “
Other Information
.” in this Form
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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the Partnership’s total capitalization was $358,202,579.
June 30, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$10,397,799	2.90%
Energy	13,611,253	3.80
Grains	2,435,256	0.68
Indices	9,813,724	2.74
Interest Rates U.S.	1,724,967	0.48
Interest Rates Non-U.S.	6,817,558	1.90
Livestock	1,277,840	0.36
Metals	2,823,152	0.79
Softs	2,697,163	0.75

Total	$51,598,712	14.40%

As of December 31, 2020, the Partnership’s total capitalization was $359,254,745.
December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,132,601	2.54%
Energy	9,244,038	2.57
Grains	2,833,843	0.79
Indices	8,908,326	2.48
Interest Rates U.S.	2,377,558	0.66
Interest Rates Non-U.S.	6,931,554	1.93
Livestock	835,043	0.23
Metals	4,572,824	1.27
Softs	2,340,934	0.65

Total	$47,176,721	13.12%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended June 30, 2021 and the twelve months ended December 31, 2020, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.
At June 30, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
June 30, 2021

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2021
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,104,788	1.70%	$6,104,788	$3,653,890	$4,437,159
Energy	8,715,734	2.43	8,715,734	6,495,541	7,611,782
Grains	1,741,898	0.49	3,853,094	1,741,898	2,556,734
Indices	6,023,881	1.68	6,023,881	2,092,198	3,108,849
Interest Rates U.S.	792,396	0.22	3,783,562	792,396	2,633,361
Interest Rates Non-U.S.	4,041,065	1.13	5,956,001	3,671,615	4,975,076
Livestock	827,060	0.23	977,708	508,035	732,651
Metals	1,912,647	0.53	3,505,854	1,898,050	2,735,881
Softs	1,522,959	0.43	2,272,711	1,026,740	1,582,138

Total	$31,682,428	8.84%

*	Average of daily Values at Risk.
At December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2020
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,389,760	0.94%	$5,269,055	$629,154	$2,431,899
Energy	6,184,256	1.72	13,521,727	3,760,820	9,244,751
Grains	1,383,941	0.39	5,718,941	720,538	2,426,904
Indices	3,781,386	1.05	7,746,319	92,887	2,743,407
Interest Rates U.S.	1,010,762	0.28	2,043,671	214,773	1,107,710
Interest Rates Non-U.S.	3,157,105	0.88	7,123,169	771,101	4,310,725
Livestock	341,231	0.09	5,779,951	240,768	2,315,619
Metals	1,909,578	0.53	7,087,231	376,349	3,682,732
Softs	1,558,845	0.43	7,007,411	662,448	2,278,312

Total	$22,716,864	6.31%

*	Annual average of daily Values at Risk.

At June 30, 2021, Transtrend Master’s total capitalization was $64,665,567 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2021, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
June 30, 2021

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2021
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,927,954	6.07%	$4,344,917	$2,844,891	$3,450,536
Energy	2,084,227	3.22	2,377,383	1,478,387	1,869,484
Grains	693,358	1.07	1,556,654	690,338	1,128,298
Indices	1,855,499	2.87	1,875,585	1,398,613	1,644,454
Interest Rates U.S.	658,786	1.02	1,273,527	165,937	824,909
Interest Rates Non-U.S.	1,757,318	2.72	2,086,008	555,327	1,519,842
Livestock	450,780	0.70	619,080	424,534	499,089
Metals	804,245	1.24	1,860,770	794,627	1,436,352
Softs	1,174,204	1.82	1,224,196	793,042	1,010,482

Total	$13,406,371	20.73%

*	Average of daily Values at Risk.
At December 31, 2020, Transtrend Master’s total capitalization was $66,632,519 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2020, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2020
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,319,265	7.98%	$19,590,628	$2,199,776	$7,438,615
Energy	1,497,415	2.25	4,454,924	700,276	2,010,461
Grains	1,449,902	2.18	3,515,820	1,045,499	1,963,809
Indices	2,271,081	3.41	8,833,776	651,665	3,853,934
Interest Rates U.S.	915,405	1.37	1,720,048	192,556	1,019,051
Interest Rates Non-U.S.	2,795,726	4.20	6,121,339	1,122,144	2,420,152
Livestock	493,812	0.74	1,129,893	159,940	436,792
Metals	2,536,086	3.81	4,082,966	1,242,232	2,670,773
Softs	782,089	1.17	2,736,946	596,029	1,355,694

Total	$18,060,781	27.11%

*	Annual average of daily Values at Risk.

At June 30, 2021, FORT Contrarian Master’s total capitalization was $42,431,667 and the Partnership owned 100.0% of FORT Contrarian Master. As of June 30, 2021, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

		June 30, 2021

			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$365,057	0.86%	$488,703	$210,084	$343,539
Energy	244,096	0.58	349,508	199,808	296,123
Indices	1,934,344	4.56	2,569,793	1,934,344	2,246,020
Interest Rates U.S.	273,785	0.65	307,929	89,322	196,567
Interest Rates Non-U.S.	1,019,175	2.40	1,135,625	663,239	850,842
Metals	106,260	0.25	145,200	26,510	101,729

Total	$3,942,717	9.30%

*	Average of daily Values at Risk.
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

At June 30, 2021, NL Master’s total capitalization was $29,527,381 and the Partnership owned approximately 69.9% of NL Master. As of June 30, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:
June 30, 2021

			Three Months Ended June 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,672,669	12.44%	$3,672,669	$670,621	$2,375,168

Total	$3,672,669	12.44%

*	Average of daily Values at Risk.
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
Controls and Procedures
.
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2020, 2019, 2018, 2017, 2016 and 2015. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.
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

Civil Litigation
On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled
Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al
. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.
On May 17, 2013, plaintiff in
IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al
. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.
In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al
. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending.

The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.
Settled Civil Litigation
On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled
Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al
. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled
China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al
., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled
Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al
. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.
On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled
Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al
. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.
On May 3, 2013, plaintiffs in
Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al
. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.
On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled
California v. Morgan Stanley, et al
., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE Bonds Antitrust Litigation
, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.
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

Item lA.	Risk Factors .
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended June 30, 2021, there were subscriptions of 698.4550 Class A Redeemable Units totaling $2,058,000 and subscriptions of 209.0420 Class Z Redeemable Units totaling $250,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	2,491.0470	$3,012.45	261.8480	$1,236.68	N/A	N/A
May 1, 2021 - May 31, 2021	2,143.9840	$3,106.78	N/A	N/A	N/A	N/A
June 1, 2021 - June 30, 2021	679.0200	$3,108.06	N/A	N/A	N/A	N/A
	5,314.0510	$3,062.72	261.8480	$1,236.68

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities . — None.

Item 4.	Mine Safety Disclosures . — Not Applicable.

Item 5.	Other Information .
Certain impacts to public health conditions particular to the coronavirus
(COVID-19)
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to June 30, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Item 6.	Exhibits .
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
104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES ORION L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: August 11, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: August 11, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.