Form 10-Q
period 2021-09-30
CERES ORION L.P.
filed 2021-11-10
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
12b-2
of the Exchange Act).
Yes

No
X
As of October 31, 2021, 110,553.3518 Limited Partnership Class A Redeemable Units were outstanding and 3,469.9432 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investment in the Funds (1) , at fair value	$121,337,702	$136,268,790
Redemptions receivable from the Funds	13,704,737	2,439,045

Equity in trading account:
Unrestricted cash	195,400,043	206,600,821
Restricted cash	24,947,628	23,403,438
Net unrealized appreciation on open futures contracts	10,260,401	6,233,600
Options purchased, at fair value (premiums paid $5,569,681 and $2,680,600 at September 30, 2021 and December 31, 2020, respectively)	16,539,096	2,470,392

Total equity in trading account	247,147,168	238,708,251

Interest receivable	6,949	13,252

Total assets	$382,196,556	$377,429,338

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $4,987,500 and $3,631,000 at September 30, 2021 and December 31, 2020, respectively)	$9,240,230	$2,311,171
Accrued expenses:
Ongoing selling agent fees	227,409	304,105
Management fees	273,098	268,910
General Partner fees	232,742	234,070
Incentive fees	5,939,956	1,837,005
Professional fees	342,468	302,374
Redemptions payable to General Partner	-	1,400,000
Redemptions payable to Limited Partners	1,364,006	11,516,958

Total liabilities	17,619,909	18,174,593

Partners’ Capital:
General Partner, Class Z, 3,334.2623 and 3,824.2873 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	4,398,331	4,337,368
Limited Partners, Class A, 111,030.0388 and 126,595.8958 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	355,641,004	350,633,583
Limited Partners, Class Z, 3,439.6202 and 3,777.0492 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	4,537,312	4,283,794

Total partners’ capital (net asset value)	364,576,647	359,254,745

Total liabilities and partners’ capital	$382,196,556	$377,429,338

Net asset value per Redeemable Unit:
Class A	$3,203.11	$2,769.71

Class Z	$1,319.13	$1,134.16

(1)
Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
September 30, 2021
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,040	$(1,013,380)	(0.28)%
Energy
NATURAL GAS FUTR Nov 21 - Dec 24	9,756	40,597,190	11.14
NAT GAS LAST DAY Dec 21 - Dec 22	1,141	30,506,280	8.37
Other	4,857	20,651,106	5.66
Grains	1,756	(583,674)	(0.16)
Indices	1,185	975,063	0.27
Interest Rates U.S.	335	(251,461)	(0.07)
Interest Rates Non-U.S.	3,908	(1,256,891)	(0.34)
Livestock	241	(29,467)	(0.01)
Metals	828	(2,762,501)	(0.76)
Softs	2,433	4,550,644	1.25

Total futures contracts purchased		91,382,909	25.07

Futures Contracts Sold
Currencies	1,179	1,631,968	0.45
Energy
NATURAL GAS FUTR Nov 21 - Mar 25	11,863	(40,879,275)	(11.21)
NAT GAS LAST DAY Mar 22 - Oct 22	732	(21,761,730)	(5.97)
Other	5,247	(17,215,141)	(4.72)
Grains	1,505	732,047	0.20
Indices	1,014	(989,706)	(0.27)
Interest Rates U.S.	364	31,015	0.01
Interest Rates Non-U.S.	484	150,976	0.04
Livestock	181	(215,058)	(0.07)
Metals	662	1,719,597	0.47
Softs	2,077	(4,327,201)	(1.19)

Total futures contracts sold		(81,122,508)	(22.26)

Net unrealized appreciation on open futures contracts		$10,260,401	2.81%

Options Purchased
Calls
Energy	2,016	$16,437,047	4.51%
Puts
Currencies	149	2,525	0.00 *
Energy	1,221	99,524	0.03

Total options purchased (premiums paid $5,569,681)		$16,539,096	4.54%

Options Written
Calls
Energy	1,522	$(7,207,612)	(1.98)%
Puts
Energy	2,415	(2,032,618)	(0.55)

Total options written (premiums received $4,987,500)		$(9,240,230)	(2.53)%

Investment in the Funds
CMF TT II, LLC		$63,993,130	17.55%
CMF FORT Contrarian Master Fund LLC		28,255,231	7.75
CMF NL Master Fund LLC		29,089,341	7.98

Total investment in the Funds		$121,337,702	33.28%

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income:

Interest income	$20,761	$36,366	$47,621	$470,630
Interest income allocated from the Funds	6,266	25,815	15,580	864,445

Total investment income	27,027	62,181	63,201	1,335,075

Expenses:
Expenses allocated from the Funds	1,675,149	508,610	4,519,068	1,738,068
Clearing fees related to direct investments	622,799	1,032,943	1,752,011	3,504,526
Ongoing selling agent fees	679,755	991,887	2,013,185	3,452,263
Management fees	812,145	987,035	2,362,749	3,288,933
General Partner fees	695,678	761,459	2,060,149	2,469,185
Incentive fees	2,923,320	1,816,742	8,865,073	5,247,058
Professional fees	243,961	252,811	760,678	782,487

Total expenses	7,652,807	6,351,487	22,332,913	20,482,520

Net investment loss	(7,625,780)	(6,289,306)	(22,269,712)	(19,147,445)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	5,311,174	22,183,291	30,511,569	33,614,113
Net realized gains (losses) on closed contracts allocated from the Funds	7,432,035	327,412	32,667,523	(23,135,023)
Net change in unrealized gains (losses) on open contracts	1,573,478	(492,253)	9,614,514	(1,362,333)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	4,271,681	(676,005)	1,398,667	2,064,173

Total trading results	18,588,368	21,342,445	74,192,273	11,180,930

Net income (loss)	$10,962,588	$15,053,139	$51,922,561	$(7,966,515)

Net income (loss) per Redeemable Unit*:
Class A	$95.05	$96.38	$433.40	$(46.55)

Class Z	$41.58	$42.03	$184.97	$(10.37)

Weighted average Redeemable Units outstanding:
Class A	112,121.4948	145,650.3651	116,620.5915	158,076.4935

Class Z	6,797.4568	9,054.8315	7,046.1653	9,487.1443

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	3,902,334	1,452.9340	25,000	22.8890	3,927,334	1,475.8230
Redemptions - Limited Partners	(93,605,005)	(34,815.7940)	(968,512)	(898.8340)	(94,573,517)	(35,714.6280)
Net income (loss)	(7,848,990)	-	(117,525)	-	(7,966,515)	-

Partners’ Capital, September 30, 2020	$374,919,126	139,772.2728	$9,739,427	8,889.2935	$384,658,553	148,661.5663

Partners’ Capital, June 30, 2020	$386,112,480	149,310.0748	$9,654,803	9,163.5115	$395,767,283	158,473.5863
Subscriptions - Limited Partners	1,429,600	540.5590	-	-	1,429,600	540.5590
Redemptions - Limited Partners	(27,287,357)	(10,078.3610)	(304,112)	(274.2180)	(27,591,469)	(10,352.5790)
Net income (loss)	14,664,403	-	388,736	-	15,053,139	-

Partners’ Capital, September 30, 2020	$374,919,126	139,772.2728	$9,739,427	8,889.2935	$384,658,553	148,661.5663

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	5,582,943	1,911.2390	269,685	226.3990	5,852,628	2,137.6380
Redemptions - General Partner	-	-	(575,000)	(490.0250)	(575,000)	(490.0250)
Redemptions - Limited Partners	(51,189,442)	(17,477.0960)	(688,845)	(563.8280)	(51,878,287)	(18,040.9240)
Net income (loss)	50,613,920	-	1,308,641	-	51,922,561	-

Partners’ Capital, September 30, 2021	$355,641,004	111,030.0388	$8,935,643	6,773.8825	$364,576,647	117,803.9213

Partners’ Capital, June 30, 2021	$349,458,235	112,436.1918	$8,744,344	6,844.6055	$358,202,579	119,280.7973
Subscriptions - Limited Partners	1,005,000	321.7950	-	-	1,005,000	321.7950
Redemptions - Limited Partners	(5,501,942)	(1,727.9480)	(91,578)	(70.7230)	(5,593,520)	(1,798.6710)
Net income (loss)	10,679,711	-	282,877	-	10,962,588	-

Partners’ Capital, September 30, 2021	$355,641,004	111,030.0388	$8,935,643	6,773.8825	$364,576,647	117,803.9213

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and as of September 30, 2021 was the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), FORT Contrarian Master (as defined below) and NL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of September 30, 2021, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), FORT L.P. (“FORT”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”), Quantica Capital AG (“Quantica”) and Breakout Funds LLC (“Breakout”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Winton. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
Effective July 1, 2021, Breakout directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program. The General Partner and Breakout have agreed that Breakout will trade the Partnership’s assets allocated to Breakout at 1.5 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions. Breakout receives a monthly management fee equal to 1% per year of month-end
net assets allocated to Breakout. Additionally, the Partnership is obligated to pay Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the management agreement among Breakout, the Partnership and the General Partner, earned by Breakout for the Partnership during each calendar quarter.
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
Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at 0.75 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
During the reporting periods ended September 30, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
As of September 30, 2021, the Partnership and CMF TT II, LLC (“Transtrend Master”) had entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co., and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF NL Master Fund LLC (“NL Master”) had entered into futures brokerage account agreements with MS&Co. Transtrend Master, FORT Contrarian Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, Winton Master.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12). For the period from July 1, 2020 to December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end
net assets per year, calculated monthly.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2021 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Partnership’s Investment in the Funds
. As of September 30, 2021, the Partnership carried its investment in Transtrend Master, FORT Contrarian Master and NL Master based on the Partnership’s (1) net contributions to Transtrend Master, FORT Contrarian Master and NL Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, FORT Contrarian Master and NL Master.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $24,947,628 and $23,403,438, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,236,712 (cost of $1,278,548) and $(3,186,405) (proceeds of $3,163,920) at September 30, 2021 and December 31, 2020, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there a re
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
10-K
for the year ended December 31, 2020.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$161.56	$66.44	$138.66	$56.50	$620.14	$254.83	$72.23	$28.78
Net investment loss	(66.51)	(24.86)	(42.28)	(14.47)	(186.74)	(69.86)	(118.78)	(39.15)

Increase (decrease) for the period	95.05	41.58	96.38	42.03	433.40	184.97	(46.55)	(10.37)
Net asset value per Redeemable Unit, beginning of period	3,108.06	1,277.55	2,585.98	1,053.61	2,769.71	1,134.16	2,728.91	1,106.01

Net asset value per Redeemable Unit, end of period	$3,203.11	$1,319.13	$2,682.36	$1,095.64	$3,203.11	$1,319.13	$2,682.36	$1,095.64

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.9)%	(4.2)%	(5.0)%	(4.0)%	(7.2)%	(6.5)%	(5.5)%	(4.4)%

Operating expenses	3.8%	3.0%	4.6%	3.6%	3.8%	3.0%	4.7%	3.6%
Incentive fees	1.2%	1.2%	0.5%	0.5%	3.5%	3.5%	1.2%	1.2%

Total expenses	5.0%	4.2%	5.1%	4.1%	7.3%	6.5%	5.9%	4.8%

Total return:
Total return before incentive fees	4.2%	4.4%	4.2%	4.5%	19.4%	20.1%	(0.5)%	0.2%
Incentive fees	(1.1)%	(1.1)%	(0.5)%	(0.5)%	(3.8)%	(3.8)%	(1.2)%	(1.1)%

Total return after incentive fees	3.1%	3.3%	3.7%	4.0%	15.6%	16.3%	(1.7)%	(0.9)%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 was 53,766 and 74,472, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 was 52,574 and 74,675, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 was 7,503 and 3,092, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 was 5,946 and 1,372, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020, respectively.

September 30, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$106,799,668	$(96,539,267)	$10,260,401	$-	$-	$10,260,401

Total assets	$106,799,668	$(96,539,267)	$10,260,401	$-	$-	$10,260,401

Liabilities
Futures	$(96,539,267)	$96,539,267	$-	$-	$-	$-

Total liabilities	$(96,539,267)	$96,539,267	$-	$-	$-	$-

Net fair value						$10,260,401	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2020	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Total assets	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Liabilities
Futures	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Total liabilities	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Net fair value						$6,233,600	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
Assets
Futures Contracts
Currencies	$1,669,252
Energy	92,476,031
Grains	2,389,529
Indices	2,819,514
Interest Rates U.S.	47,655
Interest Rates Non-U.S.	281,442
Livestock	310,078
Metals	1,940,750
Softs	4,865,417

Total unrealized appreciation on open futures contracts	106,799,668

Liabilities
Futures Contracts
Currencies	(1,050,664)
Energy	(80,577,601)
Grains	(2,241,156)
Indices	(2,834,157)
Interest Rates U.S.	(268,101)
Interest Rates Non-U.S.	(1,387,357)
Livestock	(554,603)
Metals	(2,983,654)
Softs	(4,641,974)

Total unrealized depreciation on open futures contracts	(96,539,267)

Net unrealized appreciation on open futures contracts	$10,260,401	*

Assets
Options Purchased
Currencies	$2,525
Energy	16,536,571

Total options purchased	$16,539,096	**

Liabilities
Options Written
Energy	$(9,240,230)

Total options written	$(9,240,230)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2021		2020		2021		2020
Currencies	$(920,276)		$(665,248)		$(4,048,638)		$(2,681,633)
Energy	15,055,865		9,407,774		38,600,461		20,085,287
Grains	(249,676)		(2,471,465)		6,064,632		(2,576,899)
Indices	616,320		(205,039)		7,096,700		(5,310,901)
Interest Rates U.S.	(1,099,893)		238,069		(1,322,478)		(946,447)
Interest Rates Non-U.S.	(4,380,103)		1,506,523		(8,272,580)		14,213,891
Livestock	(149,870)		3,522,421		911,088		(6,865,206)
Metals	(2,767,688)		11,210,407		(335,684)		19,488,065
Softs	779,973		(852,404)		1,432,582		(3,154,377)

Total	$6,884,652	****	$21,691,038	****	$40,126,083	****	$32,251,780	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2021 and December 31, 2020 and for the periods ended September 30, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$106,799,668	$106,799,668	$-	$-
Options purchased	16,539,096	16,539,096	-	-

Total assets	$123,338,764	$123,338,764	$-	$-

Liabilities
Futures	$96,539,267	$96,539,267	$-	$-
Options written	9,240,230	9,240,230	-	-

Total liabilities	$105,779,497	$105,779,497	$-	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$28,495,595	$28,495,595	$-	$-
Options purchased	2,470,392	2,470,392	-	-

Total assets	$30,965,987	$30,965,987	$-	$-

Liabilities
Futures	$22,261,995	$22,261,995	$-	$-
Options written	2,311,171	2,311,171	-	-

Total liabilities	$24,573,166	$24,573,166	$-	$-

6.	Investment in the Funds:
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
On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. As of September 30, 2021, FORT Contrarian Master permitted accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the Trading Manager of FORT Contrarian Master. Individual and pooled accounts managed by FORT, including the Partnership, were permitted to be members of FORT Contrarian Master. The Trading Manager and FORT believed that trading through this structure promoted efficiency and economy in the trading process. The Trading Manager and FORT had agreed that FORT would trade the Partnership’s assets allocated to FORT at a level that was up to 1.25 times the amount of the assets allocated. The amount of leverage could have been increased or decreased in the future.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2021.
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
As of September 30, 2021, the Partnership owned 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and approximately 71.3% of NL Master. At December 31, 2020, the Partnership owned 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and approximately 81.4% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$70,851,107	$6,857,977	$63,993,130
FORT Contrarian Master	38,443,047	10,189,002	28,254,045
NL Master	41,666,639	881,607	40,785,032

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$69,303,466	$2,670,947	$66,632,519
FORT Contrarian Master	59,456,843	1,491,365	57,965,478
NL Master	14,423,589	85,616	14,337,973

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Transtrend Master	$(1,590,198)	$8,510,600	$6,920,402
FORT Contrarian Master	(32,150)	(3,473,446)	(3,505,596)
NL Master	(67,004)	9,624,263	9,557,259

	For the nine months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(4,273,435)	$22,477,658	$18,204,223
FORT Contrarian Master	(110,303)	(2,337,475)	(2,447,778)
NL Master	(163,934)	19,345,108	19,181,174

	For the three months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$(62,436)	$(5,856,172)	$(5,918,608)
Transtrend Master	(404,919)	818,309	413,390
FORT Contrarian Master	(50,744)	479,535	428,791
NL Master	(22,163)	(521,660)	(543,823)

	For the nine months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master	$282,068	$(43,293,183)	$(43,011,115)
Transtrend Master	(1,045,652)	(3,529,984)	(4,575,636)
FORT Contrarian Master	88,280	(2,814,545)	(2,726,265)
NL Master	(38,946)	(1,839,823)	(1,878,769)

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	September 30, 2021		For the three months ended September 30, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	17.55%	$63,993,130	$8,510,909	$115,909	$15,833	$140,651	$1,318,113	$6,920,403	Commodity Portfolio	Monthly
FORT Contrarian Master	7.75%	28,255,231	(3,469,547)	22,989	13,061	-	-	(3,505,597)	Commodity Portfolio	Monthly
NL Master	7.98%	29,089,341	6,668,620	38,894	9,699	-	-	6,620,027	Commodity Portfolio	Monthly

Total		$121,337,702	$11,709,982	$177,792	$38,593	$140,651	$1,318,113	$10,034,833

	September 30, 2021		For the nine months ended September 30, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	17.55%	$63,993,130	$22,479,344	$330,339	$48,168	$429,464	$3,467,150	$18,204,223	Commodity Portfolio	Monthly
FORT Contrarian Master	7.75%	28,255,231	(2,327,260)	79,238	41,280	-	-	(2,447,778)	Commodity Portfolio	Monthly
NL Master	7.98%	29,089,341	13,929,686	91,655	31,774	-	-	13,806,257	Commodity Portfolio	Monthly

Total		$121,337,702	$34,081,770	$501,232	$121,222	$429,464	$3,467,150	$29,562,702

	December 31, 2020		For the three months ended September 30, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	-%	$-	$(1,170,136)	$13,049	$3,261	$-	$-	$(1,186,446)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	819,132	179,306	17,000	209,436	-	413,390	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	450,687	49,518	15,632	-	-	385,537	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	(422,461)	8,349	13,059	-	-	(443,869)	Commodity Portfolio	Monthly

Total		$136,268,790	$(322,778)	$250,222	$48,952	$209,436	$-	$(831,388)

	December 31, 2020		For the nine months ended September 30, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master	-%	$-	$(13,122,466)	$70,218	$15,126	$-	$-	$(13,207,810)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	(3,290,058)	589,612	51,000	644,969	-	(4,575,639)	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	(2,348,586)	236,135	47,301	-	-	(2,632,022)	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	(1,445,295)	44,753	38,954	-	-	(1,529,002)	Commodity Portfolio	Monthly

Total		$136,268,790	$(20,206,405)	$940,718	$152,381	$644,969	$-	$(21,944,473)

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately

1.5
% to
2.8
% of the Partnership’s/Funds’ contracts are traded OTC.
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
The
COVID-19
pandemic and related voluntary and government-imposed social and business restrictions has impacted global economic conditions and adversely affected various industries (including, but not limited to, transportation, hospitality and entertainment), resulting in volatility in the global financial markets, disruption in global supply chains, increased unemployment, and operational challenges such as the temporary and permanent closures of businesses, sheltering-in-place
directives and increased remote work protocols. If the pandemic continues to be prolonged or the actions of governments and central banks are unsuccessful, including actions to facilitate the comprehensive distribution of effective vaccines, the adverse impact on the global economy will deepen.
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S and other world economies or the value of the Partnership’s/Funds’ investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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
Effective October 31, 2021, the Partnership fully redeemed its investment from FORT Contrarian Master. In addition, FORT no longer acts as a commodity trading advisor to the Partnership. Effective on or about November 1, 2021, the Partnership reallocated the assets previously allocated to FORT to the other existing commodity trading advisors in the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2021.
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
For the nine months ended September 30, 2021, the Partnership’s capital increased 1.5% from $359,254,745 to $364,576,647. This increase was attributable to subscriptions of 1,911.2390 Class A limited partner Redeemable Units totaling $5,582,943, subscriptions of 226.3990 Class Z limited partner Redeemable Units totaling $269,685 and net income of $51,922,561, which was partially offset by redemptions of 17,477.0960 Class A limited partner Redeemable Units totaling $51,189,442, redemptions of 490.0250 Class Z General Partner Redeemable Units totaling $575,000 and redemptions of 563.8280 Class Z limited partner Redeemable Units totaling $688,845. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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

Results of Operations
During the Partnership’s third quarter of 2021, the net asset value per Redeemable Unit for Class A increased 3.1% from $3,108.06 to $3,203.11, as compared to an increase of 3.7% in the third quarter of 2020. During the Partnership’s third quarter of 2021, the net asset value per Redeemable Unit for Class Z increased 3.3% from $1,277.55 to $1,319.13, as compared to an increase of 4.0% in the third quarter of 2020. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2021 of $18,588,368. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices and softs and were partially offset by losses in currencies, grains, U.S. and
non-U.S.
interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $21,342,445. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices,
non-U.S.
interest rates, livestock and metals and were partially offset by losses in currencies, grains, U.S. interest rates and softs.
The Partnership’s most significant gains were achieved within the energy sector during July, August and September from long positions in natural gas, coal, and European electrical power futures as a combination of supply and demand factors boosted energy prices globally. Gains were also recorded in the agricultural markets during July, August and September from long positions in coffee, cotton, and sugar futures as inflationary pressures impacted the prices of consumer products. Further gains were experienced within the global stock index sector during July and August from long positions in U.S., European, and Asian equity index futures as global stock prices advanced on steady investor appetite for risk assets. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global fixed income sector during August and September primarily from long positions in European and U.S. fixed income futures as prices fell amid an outlook for central banks in the U.S. and European Union to potentially taper asset purchasing and other easing programs sooner than previously expected. Losses within the metals were recorded during August and September from long positions in copper and gold futures as a strengthening U.S. dollar adversely impacted demand for both precious and industrial metals. Smaller losses were incurred within the currencies during July from short positions in the Japanese yen as the value of the Asian nation’s currency rallied amid COVID driven “safe-haven” buying.
During the Partnership’s nine months ended September 30, 2021, the net asset value per Redeemable Unit for Class A increased 15.6% from $2,769.71 to $3,203.11, as compared to a decrease of 1.7% during the nine months ended September 30, 2020. During the Partnership’s nine months ended September 30, 2021, the net asset value per Redeemable Unit for Class Z increased 16.3% from $1,134.16 to $1,319.13, as compared to a decrease of 0.9% during the nine months ended September 30, 2020. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2021 of $74,192,273. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, livestock, metals and softs and were partially offset by losses in currencies and U.S. and
non-U.S.
interest rates. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2020 of $11,180,930. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. and
non-U.S.
interest rates and metals and were partially offset by losses in currencies, grains, indices, livestock and softs.
The most notable gains were achieved within the energy markets during the first, second, and third quarters from long futures positions in crude oil and its refined products, natural gas, carbon emission allowances, electrical power and coal as energy prices rallied higher on increased demand. Within the agricultural sector, gains were experienced during February from long futures positions in the grains as prices advanced amid adverse weather in the key growing regions of North and South America threatening crop plantings. Additional gains within the agriculturals were recorded from long positions in corn futures during April and June. Further gains were experienced within the global stock index sector throughout a majority of the first nine months of the year from long positions in U.S., European, and Asian equity index futures as prices advanced on steady investor appetite for risk assets. Within the metals markets, gains were achieved during February, April, and May from long positions in copper futures as prices rallied on optimism global manufacturing demand would accelerate coming out of the
COVID-19
lockdown phase. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses within the global fixed income sector during August and September primarily from long positions in European and U.S. fixed income futures as prices fell amid an outlook for central banks in the U.S. and EU to potentially taper asset purchasing and other easing programs sooner than previously expected. Additional losses in this sector were experienced during April, May, and June from short positions in U.S. and European fixed income futures. Losses were also experienced within the currency sector during January from long positions in the euro, Australian dollar, Canadian dollar and Japanese yen versus the U.S. dollar as the pace of the U.S. vaccine rollout accelerated, pushing the value of the U.S. currency higher. Further losses in the currencies were incurred during June from positions in the Canadian and New Zealand dollars.
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

As of September 30, 2021, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of FORT Contrarian Master’s and NL Master’s or, prior to the Partnership’s full redemption, Winton Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2021 decreased by $35,154 and $1,271,874, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower
4-week
U.S. Treasury bill discount rates along with lower average daily equity during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2021 decreased by $410,144 and $1,752,515, respectively, as compared to the corresponding periods in 2020. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end
net assets calculated monthly. Accordingly, ongoing selling agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2021 decreased by $312,132 and $1,439,078, respectively, as compared to the corresponding periods in 2020. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020, as well as changes in the calculation and percentage of the ongoing selling agent fee for Class A Redeemable Units as described in Note 1 to the Financial Statements effective July 1, 2020 and January 1, 2021, respectively.
Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2021 decreased by $243,675 and $1,141,689, respectively, as compared to the corresponding periods in 2020. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2021 decreased by $65,781 and $409,036, respectively, as compared to the corresponding periods in 2020. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $4,241,433 and $12,332,223, respectively. Trading performance for the three and nine months ended September 30, 2020 resulted in incentive fees of $1,816,742 and $5,247,058, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of September 30, 2021 and June 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2021	September 30, 2021 (percentage of Partners’ Capital)	June 30, 2021	June 30, 2021 (percentage of Partners’ Capital)
Transtrend	$67,992,844	19%	$66,665,269	19%
FORT	$36,334,517	10%	$45,182,301	13%
Northlander	$27,179,757	8%	$23,527,846	7%
JSCL	$105,030,253	29%	$108,171,211	30%
Pan	$22,819,054	6%	$22,888,190	6%
Greenwave	$15,104,931	4%	$18,762,407	5%
Quantica	$67,033,860	18%	$73,005,355	20%
Breakout	$23,081,431	6%	$-	0%
For additional disclosures about operational and financial risk related to the
COVID-19
outbreak, refer to Part II, Item 5. “
Other Information
.” in this Form
10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk .
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Pan, Greenwave, Quantica and Breakout directly trade managed accounts in the name of the Partnership. As of September 30, 2021, Transtrend, Northlander and FORT traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave, Quantica and Breakout) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the Partnership’s total capitalization was $364,576,647.
September 30, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,714,261	2.39%
Energy	13,772,277	3.78
Grains	2,716,296	0.75
Indices	10,481,936	2.88
Interest Rates U.S.	1,971,634	0.54
Interest Rates Non-U.S.	6,307,871	1.73
Livestock	636,735	0.17
Metals	2,879,727	0.79
Softs	3,247,773	0.89

Total	$50,728,510	13.92%

As of December 31, 2020, the Partnership’s total capitalization was $359,254,745.
December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,132,601	2.54%
Energy	9,244,038	2.57
Grains	2,833,843	0.79
Indices	8,908,326	2.48
Interest Rates U.S.	2,377,558	0.66
Interest Rates Non-U.S.	6,931,554	1.93
Livestock	835,043	0.23
Metals	4,572,824	1.27
Softs	2,340,934	0.65

Total	$47,176,721	13.12%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended September 30, 2021 and the twelve months ended December 31, 2020, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.
At September 30, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
September 30, 2021

			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,604,408	0.99%	$6,665,910	$3,043,882	$3,988,198
Energy	7,936,401	2.18	8,777,755	5,637,348	7,143,238
Grains	1,416,486	0.39	1,981,473	1,161,286	1,508,117
Indices	4,841,052	1.33	11,729,602	4,841,052	8,573,012
Interest Rates U.S.	687,786	0.19	1,308,548	380,002	682,732
Interest Rates Non-U.S.	2,605,603	0.71	4,897,950	2,605,603	3,629,145
Livestock	441,980	0.12	869,000	427,515	626,752
Metals	1,283,398	0.35	3,978,117	1,150,612	2,357,353
Softs	1,746,157	0.48	2,260,352	1,172,215	1,632,954

Total	$24,563,271	6.74%

*	Average of daily Values at Risk.
At December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,389,760	0.94%	$5,269,055	$629,154	$2,431,899
Energy	6,184,256	1.72	13,521,727	3,760,820	9,244,751
Grains	1,383,941	0.39	5,718,941	720,538	2,426,904
Indices	3,781,386	1.05	7,746,319	92,887	2,743,407
Interest Rates U.S.	1,010,762	0.28	2,043,671	214,773	1,107,710
Interest Rates Non-U.S.	3,157,105	0.88	7,123,169	771,101	4,310,725
Livestock	341,231	0.09	5,779,951	240,768	2,315,619
Metals	1,909,578	0.53	7,087,231	376,349	3,682,732
Softs	1,558,845	0.43	7,007,411	662,448	2,278,312

Total	$22,716,864	6.31%

*	Annual average of daily Values at Risk.

At September 30, 2021, Transtrend Master’s total capitalization was $63,993,130 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2021, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
September 30, 2021

			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,080,294	7.94%	$5,656,811	$3,703,694	$4,669,105
Energy	2,481,470	3.88	2,823,937	1,958,414	2,452,602
Grains	1,267,993	1.98	1,905,580	745,911	1,337,086
Indices	3,786,147	5.92	4,325,050	1,803,015	3,523,340
Interest Rates U.S.	322,807	0.50	762,607	275,396	541,109
Interest Rates Non-U.S.	3,027,964	4.73	4,360,437	1,299,692	2,822,341
Livestock	187,385	0.29	800,030	152,062	529,923
Metals	1,550,022	2.42	1,839,509	810,012	1,521,902
Softs	1,493,256	2.33	1,992,444	1,148,391	1,521,995

Total	$19,197,338	29.99%

*	Average of daily Values at Risk.
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

At September 30, 2021, FORT Contrarian Master’s total capitalization was $28,254,045 and the Partnership owned 100.0% of FORT Contrarian Master. As of September 30, 2021, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:
September 30, 2021

			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$29,559	0.10%	$351,774	$29,559	$132,249
Energy	216,663	0.77	497,772	97,526	257,493
Grains	31,817	0.11	134,937	-	56,526
Indices	1,854,737	6.56	2,483,327	1,085,905	1,648,960
Interest Rates U.S.	961,041	3.40	1,398,383	212,536	846,342
Interest Rates Non-U.S.	674,304	2.39	1,712,797	674,304	1,275,995
Livestock	7,370	0.03	22,110	-	11,328
Metals	46,307	0.16	216,150	46,307	110,083
Softs	8,360	0.03	33,539	-	19,417

Total	$3,830,158	13.55%

*	Average of daily Values at Risk.
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

At September 30, 2021, NL Master’s total capitalization was $40,785,032 and the Partnership owned approximately 71.3% of NL Master. As of September 30, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:
September 30, 2021

			Three Months Ended September 30, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,400,761	10.79%	$4,835,899	$2,084,164	$2,872,998

Total	$4,400,761	10.79%

*	Average of daily Values at Risk.
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
and
15d-15(e)
under the Exchange Act) as of September 30, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Development Industrial Bank v. Morgan Stanley
 & Co. Incorporated et al.
, which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK
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
 Chicago
 v.
 Bank of America Funding Corporation
 et al.
A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.
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
On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled
California v. Morgan Stanley, et al.
, on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.
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
.” in the Partnership’s Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2021 and June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended September 30, 2021, there were subscriptions of 321.7950 Class A Redeemable Units totaling $1,005,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	492.3270	$3,148.23	70.7230	$1,294.88	N/A	N/A
August 1, 2021 - August 31, 2021	809.7830	$3,195.89	N/A	N/A	N/A	N/A
September 1, 2021 - September 30, 2021	425.8380	$3,203.11	N/A	N/A	N/A	N/A
	1,727.9480	$3,184.09	70.7230	$1,294.88

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
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to September 30, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

Date: November 10, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.