Form 10-K
period 2021-12-31
CERES ORION L.P.
filed 2022-03-24
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes

No
X
Limited Partnership Redeemable Units with an aggregate value of $353,942,883 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2022, 108,246.6118 Limited Partnership Class A Redeemable Units were outstanding and 2,562.5842 Limited Partnership Class Z Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1.
Business
.
(a)
General development of business
. Ceres Orion L.P. (the “Partnership”) is a limited partnership organized on March 22, 1999, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, United States (“U.S.”) and
non-U.S.
interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
During the initial offering period (March 31, 1999 through June 10, 1999) the Partnership sold 10,499 Redeemable Units at $1,000 per Redeemable Unit. The Partnership commenced trading activities on June 10, 1999.
Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2021, 2020 and 2019 are reported in the Statements of Changes in Partners’ Capital under “Item 8.
Financial Statements and Supplementary Data
.”
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below) and NL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2021, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”), Quantica Capital AG (“Quantica”) and Breakout Funds LLC (“Breakout”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On October 31, 2021, the Partnership fully redeemed its investment in CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective as of the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. References herein to the “Advisors” may include, as relevant, John Street, FORT, Winton, Willowbridge and Systematica. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
As of December 31, 2021, Greenwave directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program. The General Partner and Greenwave had agreed that Greenwave would trade the Partnership’s assets allocated to Greenwave at a level that was up to 2 times the amount of the assets allocated.
Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. As of December 31, 2021, the General Partner and Quantica had agreed that Quantica would trade the Partnership’s assets allocated to Quantica at 0.75 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

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
During the years ended December 31, 2021, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During certain periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading
bank accounts at JPMorgan.
Effective February 28, 2018, the Partnership changed its name from Orion Futures Fund L.P. to Ceres Orion L.P.
The Partnership and CMF TT II, LLC (“Transtrend Master”) have, and prior to their respective full redemptions, Winton Master and Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF NL Master Fund LLC (“NL Master”) has, and prior to its full redemption, FORT Contrarian Master had, entered into futures brokerage account agreements with MS&Co. Transtrend Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, FORT Contrarian Master, Winton Master and Willowbridge Master.
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

On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. The Partnership fully redeemed its investment in FORT Contrarian Master on October 31, 2021.
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
The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2021.
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
For the period January 1, 2021 through December 31, 2021, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2021, the Partnership owned approximately 100.0% of Transtrend Master and 74.0% of NL Master. At December 31, 2020, the Partnership owned approximately 100.0% of Transtrend Master, 100.0% of FORT Contrarian Master and 81.4% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
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
Effective July 1, 2021, Breakout receives a monthly management fee equal to 1% per year of month-end
net assets allocated to Breakout. As of December 31, 2021, Greenwave received a monthly management fee equal to 0.75% per year of month-end
net assets allocated to Greenwave. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end
net assets allocated to Quantica. To the extent that the
month-end
net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end
net assets allocated to Quantica. Effective February 1, 2020, Pan receives a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Pan. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee equal to 1.5% per year of month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). From February 1, 2018 until its termination on October 31, 2021, FORT received a monthly management fee equal to 1.15% per year of month-end
net assets allocated to FORT. Prior to its termination on September 30, 2020, Winton received a monthly management fee equal to 1.5% per year of month-end
net assets allocated to Winton. From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end
net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end
net assets allocated to Systematica.
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
In addition, as of December 31, 2021, the Partnership was obligated to pay Greenwave, Pan and Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Greenwave, Pan and Breakout, respectively, for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica and Northlander an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica and Northlander, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2021, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by FORT for the Partnership. Prior to their respective terminations effective September 30, 2020 and January 31, 2019, Winton and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Prior to January 1, 2021, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend

Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up
and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2021 and 2020, the amount of cash held by the Partnership for margin requirements was $17,796,571 and $23,403,438, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.
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
(b)
Financial Information about Segments
. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2021 was $361,858,030.
(c)
Narrative Description of Business. See Paragraphs (a) and (b) above.
(i) through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
(d)
Financial Information About Geographic Areas
. The Partnership does not engage in sales of goods or services or own any long-lived
assets, and therefore this item is not applicable.
(e)
Available Information
. The Partnership does not have an Internet address. The Partnership will provide paper copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports free of charge upon request.
(f)
Reports to Security Holders
. Not applicable.
(g)
Enforceability of Civil Liabilities Against Foreign Persons
. Not applicable.
(h)
Smaller Reporting Companies
. Not applicable.

Item 1A.
Risk Factors
.
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
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S. and other world economies or the value of the Partnership’s/Funds’ investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.
Item 2.
Properties
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2021, 2020, 2019, 2018, and 2017. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending.
S
ettled Civil Litigation
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled
China
Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al.
, in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
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
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE
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
Item 4.
Mine Safety Disclosures
.
Not Applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
.

(a)	Market Information . The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders . The number of holders of Redeemable Units as of February 28, 2022 was 2,814 for Class A Redeemable Units and 38 for Class Z Redeemable Units.

(c)	Dividends . The Partnership did not declare any distributions in 2021 or 2020. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans . None.

(e)	Performance Graph . Not applicable.

(f)
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
. For the twelve months ended December 31, 2021, there were subscriptions of 2,047.8500 Redeemable Units of Class A totaling $6,021,943 and 256.7220 Redeemable Units of Class Z totaling $309,685. For the twelve months ended December 31, 2020, there were subscriptions of 1,768.3640 Redeemable Units of Class A totaling $4,739,834 and 57.1160 Redeemable Units of Class Z totaling $62,500. For the twelve months ended December 31, 2019, there were subscriptions of 7,968.6900 Redeemable Units of Class A totaling $22,602,847 and 1,288.0100 Redeemable Units of Class Z totaling $1,470,323. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .
The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	507.9070	$3,224.57	N/A	N/A
November 1, 2021 - November 30, 2021	290.8490	$3,194.79	N/A	N/A
December 1, 2021 - December 31, 2021	655.5600	$3,219.06	N/A	N/A
	1,454.3160	$3,216.13

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

Item 6.
Reserved
.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
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
The programs traded by each Advisor on behalf of the Partnership are: Breakout – an enhanced version of Breakout’s Propeller Program; Quantica – Quantica Managed Futures Program; Pan – Energy Trading Program, Transtrend – Diversified Trend Program – Enhanced Risk Portfolio (US Dollar); Northlander – Northlander Commodity Program; JSCL – Systematic Strategy Program; prior to its termination effective January 31, 2022, Greenwave – an enhanced version of the Flagship Plus 2X Program; prior to its termination effective October 31, 2021, FORT – Global Contrarian Program; prior to its termination effective September 30, 2020, Winton – Diversified Macro Strategies; from February 1, 2019 until December 12, 2019, John Street – Systematic Strategy Program; prior to its termination effective January 31, 2019, Willowbridge – wPraxis Futures Trading Approach; and prior to its termination effective October 31, 2018, Systematica – BlueTrend Program. As of December 31, 2021 and September 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		December 31, 2021		September 30, 2021
Advisor	December 31, 2021	(percentage of net assets)	September 30, 2021	(percentage of net assets)
Transtrend	$56,579,756	16%	$67,992,844	19%
FORT	$-	0%	$36,334,517	10%
Northlander	$31,271,064	9%	$27,179,757	8%
JSCL	$102,282,327	28%	$105,030,253	29%
Pan	$24,089,029	7%	$22,819,054	6%
Greenwave	$18,655,140	5%	$15,104,931	4%
Quantica	$55,673,228	15%	$67,033,860	18%
Breakout	$20,866,322	6%	$23,081,431	6%
Unallocated	$52,441,164	14%	$-	0%

Breakout Funds, LLC
The portion of the Partnership’s assets that are allocated to Breakout are traded directly in a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program.
The Propeller Program is a discretionary global macro strategy that utilizes both fundamental and quantitative methods to identify market opportunities. Breakout aims to improve upon the traditional global macro strategy by using more of a tactical approach, with a shorter-term time horizon. At any given time, Breakout develops and monitors 1 to 7 high conviction themes, with a time horizon of 1 to 10 days. Independent of trade conviction, the portfolio manager will not engage in a trade without a minimum of a three to one expected reward/risk ratio. Key differentiators include low downside volatility and low historical drawdowns. In order to control downside volatility, Breakout engages in rigorous risk management with a focus on liquid markets and defined risk. The returns are uncorrelated to actively managed macro, CTA, and equity strategies.
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
Greenwave Capital Management LLC
The portion of the Partnership’s assets that were allocated to Greenwave were traded directly in a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program. Greenwave’s Flagship Plus 2X Program employed a discretionary global macro approach with an emphasis on G20 currencies. Greenwave incorporated a two-step
investment process. It began with top down, macroeconomic analysis to determine the fundamental themes in which to engage. The goal was to identify the dominant drivers in the current market environment with a focus on central bank activity, political trends and geopolitical events. From this, Greenwave developed fundamental themes typically looking six to twelve months forward.
In the second step, Greenwave employed a multi-layered quantitative process to identify the optimal timing and trade location at which to deploy risk in these themes. While themes were typically six to twelve months in duration, Greenwave would tactically trade around these core exposures. In addition, Greenwave would take shorter term tactical trades based purely on technical analysis when the opportunity presented itself.
Finally, as part of the enhancement agreed upon with the General Partner, Greenwave could have from time to time increased or decreased exposures on a discretionary basis with the goal of exploiting potential opportunities created during market stress or episodes of volatility.
FORT L.P.
The portion of the Partnership’s assets that were allocated to FORT for trading were not invested in commodity interests directly. FORT’s allocation of the Partnership’s assets was invested in FORT Contrarian Master. FORT traded the Partnership’s assets allocated to it pursuant to its Global Contrarian Program, a systematic, technical, trend-anticipating futures trading strategy.
The Global Contrarian Trading Program attempted to profit from emerging trends by identifying price behaviors that signaled possible turning points. Rather than attempting to identify existing trends, the Global Contrarian Trading Program attempted to anticipate trends before they occurred. Trading decisions were based primarily on an analysis of market prices, volume and volatility; factors external to the trading markets were incorporated only in rare cases. The Global Contrarian Trading Program generally operated on the theory that market prices reflect all known factors affecting supply and demand of a particular financial instrument.
The Global Contrarian Trading Program was designed to incorporate concepts akin to “channels,” which FORT defined using systematic, mathematical tools. The Global Contrarian Trading Program estimated a large number of channels and identified a confluence of channels to find resistance and support points. FORT believed that this style was markedly different from most trend-following strategies, which were generally late to enter and exit a trend. In contrast, the Global Contrarian Trading Program was designed to enter and exit a trend early. The Global Contrarian Trading Program generally sought to anticipate and capitalize on short to intermediate-term trends. Because the Global Contrarian Trading Program sought to anticipate trends in market prices, it had the potential to perform well even in what standard trend-following systems perceived as directionless periods.
The Global Contrarian Trading Program took positions while a market was moving against one of its signals. As a result, its performance could have been much more volatile than traditional trend-following models, but the potential for diversification was much greater. In an attempt to reduce the volatility of returns, the allocation of the Global Contrarian Trading Program’s capital was geographically diversified across Asia, Europe, Australia and North America. This diversification also provided the Global Contrarian

Trading Program with opportunities to seek profits in a variety of market environments.
Total risk was measured primarily by using the
margin-to-equity
ratio, which was targeted not to exceed 14% for a fully funded account, although FORT could have adjusted the foregoing target from time to time. The margin-to-equity
ratio was monitored systematically as well as by FORT’s trading principals.
Winton Capital Management Limited
The portion of the Partnership’s assets that were allocated to Winton for trading were not invested in commodity interests directly. Winton’s allocation of the Partnership’s assets was invested in Winton Master. Winton traded the Diversified Macro Strategies, a proprietary, systematic trading program, on behalf of Winton Master.
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
Financial Statements and Supplementary Data
.”
For the period January 1, 2021 through December 31, 2021, the average allocation by commodity market sector for each of the Funds was as follows:

	Transtrend Master
Currencies		26.1%
Energy		11.9%
Grains		8.9%
Indices		15.6%
Interest Rates U.S.		4.6%
Interest Rates Non-U.S.		13.1%
Livestock		3.1%
Metals		9.3%
Softs		7.4%
	NL Master
Energy		100.0%

(a)
Liquidity
.
The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2021.
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

From January 1, 2021 through December 31, 2021, the Partnership’s average margin to equity ratio (
i.e.,
the percentage of assets on deposit required for margin) was approximately 13.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet
risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.0% to 5.6% of the Partnership’s/Funds’ contracts are traded OTC.

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
Financial Statements and Supplementary Data
.” for further information on financial instrument risk included in the notes to financial statements.)
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
Capital Resources
.
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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2021, 18,931.4120 limited partner Redeemable Units of Class A were redeemed totaling $55,866,712, 563.8280 limited partner Redeemable Units of Class Z were redeemed totaling $688,845 and 753.5340 General Partner Redeemable Units of Class Z were redeemed totaling $925,001. For the year ended December 31, 2020, 48,307.6010 limited partner Redeemable Units of Class A were redeemed totaling $130,096,487, 986.6240 limited partner Redeemable Units of Class Z were redeemed totaling $1,068,080 and 1,234.3940 General Partner Redeemable Units of Class Z were redeemed totaling $1,400,000. For the year ended December 31, 2019, 62,979.8050 limited partner Redeemable Units of Class A were redeemed totaling $170,139,279, 749.6080 limited partner Redeemable Units of Class Z were redeemed totaling $822,040 and 1,436.9980 General Partner Redeemable Units of Class Z were redeemed totaling $1,590,064.
The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2021, there were subscriptions of 2,047.8500 limited partner Redeemable Units of Class A totaling $6,021,943 and 256.7220 limited partner Redeemable Units of Class Z totaling $309,685. For the year ended December 31, 2020, there were subscriptions of 1,768.3640 limited partner Redeemable Units of Class A totaling $4,739,834 and 57.1160 limited partner Redeemable Units of Class Z totaling $62,500. For the year ended December 31, 2019, there were subscriptions of 7,968.6900 limited partner Redeemable Units of Class A totaling $22,602,847 and 1,288.0100 limited partner Redeemable Units of Class Z totaling $1,470,323.
(c)
Results of Operations
.
For the year ended December 31, 2021, the net asset value per Redeemable Unit for Class A increased 16.2% from $2,769.71 to $3,219.06. For the year ended December 31, 2021, the net asset value per Redeemable Unit for Class Z increased 17.1% from $1,134.16 to $1,328.23. For the year ended December 31, 2020, the net asset value per Redeemable Unit for Class A increased 1.5% from $2,728.91 to $2,769.71. For the year ended December 31, 2020, the net asset value per Redeemable Unit for Class Z increased 2.5% from $1,106.01 to $1,134.16. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class A increased 4.6% from $2,608.11 to $2,728.91. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class Z increased 7.0% from $1,034.06 to $1,106.01.
The Partnership experienced a net trading gain of $80,650,513 before fees and expenses in 2021. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, indices, livestock and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates and metals.
During the first quarter of 2021, the most notable gains were achieved within the energy markets during February and March from long positions in European carbon emission futures as prices surged higher on an outlook for growth in global industrial demand. Within the agricultural sector, gains were experienced during February from long futures positions in the grains as prices advanced amid adverse weather in key growing regions in North and South America threatening crop plantings. Gains were also recorded within the global stock index markets during all three months of the first quarter primarily from long positions in U.S. and Asian equity index futures amid continued strong investor demand for risk assets. Additional gains were achieved within the metals markets during February from long positions in copper futures as prices rallied on optimism global manufacturing demand would accelerate post-COVID. Further gains were recorded during March within the global fixed income sector from short positions in U.S. Treasury bond futures as interest rates moved higher amid growing inflationary concerns, pushing prices lower. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses within the currency sector from long positions in the euro, Australian dollar, Canadian dollar and Japanese yen versus the U.S. dollar as the value of U.S. currency advanced as the pace of the U.S. vaccine rollout accelerated.
During the second quarter of 2021, the Partnership’s most significant gains were achieved within the energy sector during April, May, and June from long futures positions in crude oil and its refined products, natural gas, coal, freight, and carbon emissions as prices surged higher amid optimism for a rebound in global economic strength as more countries eased COVID-related lockdown measures. Gains within the agricultural sector were recorded during April and June from long positions in corn futures as supply constraints and growing consumption demand boosted prices. Within global stock indices, gains were experienced during April from long positions in U.S. and Asian equity index futures as prices advanced on steady investor demand for risk assets. Additional gains were achieved within the metals sector during April and May from long positions in copper futures as prices moved higher amid signs of tightening global stockpiles. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the global fixed income sector during April, May, and June from short positions in U.S. and European fixed income futures as central banks signaled they would remain committed to easing policies. Further losses were experienced within the currencies during June from long positions in the Canadian dollar versus the U.S. dollar as the relative value of the U.S. currency moved higher.

During the third quarter of 2021, the Partnership’s most significant gains were achieved within the energy sector during July, August and September from long positions in natural gas, coal, and European electrical power futures as a combination of supply and demand factors boosted energy prices globally. Gains were also recorded in the agricultural markets during July, August and September from long positions in coffee, cotton, and sugar futures as inflationary pressures impacted the prices of consumer products. Further gains were experienced within the global stock index sector during July and August from long positions in U.S., European, and Asian equity index futures as global stock prices advanced on steady investor appetite for risk assets. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the global fixed income sector during August and September primarily from long positions in European and U.S. fixed income futures. Within the metals, losses were recorded during August and September from long positions in copper and gold futures as a strengthening U.S. dollar adversely impacted demand for both precious and industrial metals. Smaller losses were incurred within the currencies during July from short positions in the Japanese yen.
During the fourth quarter of 2021, the Partnership’s most significant gains were achieved within the energy sector during November and December from long positions in carbon emission futures as an outlook for increased energy consumption and growing environmental regulations pushed prices higher. Additional gains in the energies were recorded during November and December from short positions in natural gas futures. Within the global stock index sector, gains were achieved during October and December from long positions in U.S. and European equity index futures as steady investor demand for risk assets boosted stock prices. A portion of the Partnership’s gains for the fourth quarter was offset by losses incurred within the global fixed income sector during October and December from long positions in European fixed income futures as prices declined amid speculation the European Central Bank’s fight against inflation would push interest rates higher. Losses within the metals markets were recorded during November from long positions in gold futures as a strengthening U.S. dollar weakened demand for precious metals.
The Partnership experienced a net trading gain of $28,633,083 before fees and expenses in 2020. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, U.S. and non U.S. interest rates and metals and were partially offset by losses in currencies, indices, livestock and softs.
During the first quarter of 2020, the most notable losses were incurred within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as stock prices reversed dramatically lower late in the month as the
COVID-19
coronavirus threatened global economic stability. Losses in the currency sector were primarily incurred from long positions in the Mexican peso during February and March as the value of the Mexican currency slumped against the U.S. dollar. In the agricultural sector, losses were incurred from positions in livestock futures during January and from grains and soft commodities during March. The Partnership’s overall trading losses for the quarter were partially offset by trading gains achieved during January and February from long positions in global fixed income futures as bond prices rallied on safe-haven demand as
COVID-19
grew into a global pandemic. Additional gains were recorded within the energy sector during each month of the quarter from short positions in natural gas and European electricity futures as the growing economic slowdown limited demand for power and electricity production. Meanwhile, the most significant gains in the metals were achieved during January and February from long positions in palladium.
During the second quarter of 2020, the Partnership’s most significant losses were incurred within the energy sector during June from short positions in coal futures as prices rallied amid supply constraints and increased import demand from China. Within the currency markets, losses were recorded during May and June from short positions in the euro versus the U.S. dollar as the effects of the
COVID-19
quarantine pulled the dollar lower. Further losses were experienced within the agricultural sector during June primarily from long positions in lean hog futures as supply overhang weighed on prices. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets during April from long positions in U.S., European, and Asian fixed income futures as safe-haven demand strengthened amid the growing coronavirus pandemic. Additional gains were recorded within the global stock index sector during April, May, and June from long positions in U.S., European, and Asian equity index futures as global stocks rebounded higher. In the metals markets, gains were achieved during May and June from long positions in gold and silver futures as precious metals prices advanced on increased investor demand.

During the third quarter of 2020, the Partnership’s most significant gains came from within the metals markets during July and August from long positions in silver futures as the combined effects of a weakening U.S. dollar and continued uncertainty over the strength of the global economy spurred investor demand for precious metals. Within the energy complex, gains were recorded during August from long positions in natural gas futures as prices surged higher as a heatwave in the Western U.S. boosted cooling and power generation demand. Additional gains were achieved within the global stock index sector during July and August from long positions in U.S., Asian, and European equity index futures as stock prices continued to rally. Gains were also recorded during July and September from long positions in U.S. and European fixed income futures. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural sector during August from short positions in corn and wheat futures as prices spiked on concerns adverse weather in the Midwest could damage crops. Within the currency sector, losses were recorded during September primarily from long positions in the euro versus the U.S. dollar as a resurgence of the coronavirus in the Eurozone depressed the value of the region’s currency.
During the fourth quarter of 2020, the most significant gains were experienced during November and December from long positions in the Mexican peso, New Zealand dollar, Canadian dollar and Chinese renminbi versus the U.S. dollar as the value of the U.S. dollar weakened against most of its foreign counterparts as
COVID-19
cases continued to rise in the U.S. Within the global stock index sector, gains were recorded during November and December from long positions in U.S. and Asian equity index positions as investor appetite for risk assets buoyed stock prices. Gains in the metals sector were experienced during November and December from long positions in both industrial and precious metals. Additional gains were achieved within the grains markets during November and December from long positions in soybean futures as prices advanced on increased import demand from China. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during November from short positions in European electricity futures as prices surged on increased winter power demand. Smaller losses were incurred from long positions in European fixed income futures during November.
The results of operations for the twelve months ended 2019 is discussed under “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2021 decreased by $22,298 and $1,294,172, respectively, as compared to the corresponding periods in 2020. The decrease in interest income is primarily due to lower interest rates during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2021 decreased by $59,618 and $1,812,133, respectively, as compared to the corresponding periods in 2020. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end
net asset value of Class A Redeemable Units calculated monthly. Accordingly, ongoing selling agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2021 decreased by $238,081 and $1,677,159, respectively, as compared to the corresponding periods in 2020. The decrease in ongoing selling agent fees is primarily due changes in the calculation of the ongoing selling agent fee for Class A Redeemable Units as described in Notes 3d and 3e to the Partnership’s financial statements included in “Item 8.
Financial Statements and Supplementary Data
.” effective July 1, 2020 and January 1, 2021, respectively.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2021 decreased by $93,037 and $1,234,726, respectively, as compared to the corresponding periods in 2020. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2021 decreased by $10,778 and $419,814, respectively, as compared to the corresponding periods in 2020. The decrease in the General Partner fee is due to lower average adjusted net assets during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $1,367,173 and $13,699,396, respectively. Trading performance for the three and twelve months ended December 31, 2020 resulted in incentive fees of $2,175,517 and $7,422,575, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2021 and 2020 were $1,005,392 and $970,961, respectively.
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
Off-balance Sheet Arrangements
. None.
(e)
Contractual Obligations
. None.
(f)
Operational Risk
.
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
Critical Accounting Policies
.
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
Financial Statements and Supplementary Data
.”
The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The Partnership carries its investment in Transtrend Master and NL Master based on the Partnership’s (1) net contributions to Transtrend Master and NL Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master and NL Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of FORT Contrarian Master. The Partnership carried its investment in Winton Master based on Winton Master’s net asset value per redeemable unit as calculated by Winton Master. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per redeemable unit as calculated by Willowbridge Master. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded
foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2021, JSCL, Pan, Greenwave, Quantica and Breakout directly traded managed accounts in the name of the Partnership. Transtrend and Northlander trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave, Quantica and Breakout, as applicable) and indirectly by each Fund separately as of December 31, 2021 and 2020.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2021 and 2020. As of December 31, 2021, the Partnership’s total capitalization was $361,858,030.
December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,342,187	2.03%
Energy	14,090,651	3.89
Grains	2,932,799	0.81
Indices	6,845,313	1.89
Interest Rates U.S.	1,437,916	0.40
Interest Rates Non-U.S.	2,696,233	0.75
Livestock	952,985	0.26
Metals	2,477,971	0.68
Softs	2,377,888	0.66

Total	$41,153,943	11.37%

As of December 31, 2020, the Partnership’s total capitalization was $359,254,745.
December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,132,601	2.54%
Energy	9,244,038	2.57
Grains	2,833,843	0.79
Indices	8,908,326	2.48
Interest Rates U.S.	2,377,558	0.66
Interest Rates Non-U.S.	6,931,554	1.93
Livestock	835,043	0.23
Metals	4,572,824	1.27
Softs	2,340,934	0.65

Total	$47,176,721	13.12%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2021 and 2020, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.
As of December 31, 2021 and 2020, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,289	0.51%	$6,665,910	$1,679,705	$3,854,279
Energy	8,607,368	2.38	10,751,047	4,470,947	7,043,654
Grains	858,443	0.24	3,853,094	726,045	1,834,983
Indices	2,539,386	0.70	11,729,602	2,092,198	4,777,741
Interest Rates U.S.	553,290	0.15	3,783,562	313,058	1,505,505
Interest Rates Non-U.S.	752,788	0.21	6,868,118	645,511	3,606,934
Livestock	269,610	0.07	977,708	93,704	559,894
Metals	1,078,797	0.30	3,978,117	676,242	2,299,063
Softs	1,086,622	0.30	3,534,137	1,006,127	1,662,532

Total	$17,586,593	4.86%

*       Annual average of daily Values at Risk.
December 31, 2020

			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,389,760	0.94%	$5,269,055	$629,154	$2,431,899
Energy	6,184,256	1.72	13,521,727	3,760,820	9,244,751
Grains	1,383,941	0.39	5,718,941	720,538	2,426,904
Indices	3,781,386	1.05	7,746,319	92,887	2,743,407
Interest Rates U.S.	1,010,762	0.28	2,043,671	214,773	1,107,710
Interest Rates Non-U.S.	3,157,105	0.88	7,123,169	771,101	4,310,725
Livestock	341,231	0.09	5,779,951	240,768	2,315,619
Metals	1,909,578	0.53	7,087,231	376,349	3,682,732
Softs	1,558,845	0.43	7,007,411	662,448	2,278,312

Total	$22,716,864	6.31%

*       Annual average of daily Values at Risk.

At December 31, 2021, Transtrend Master’s total capitalization was $56,580,003 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2021, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,501,898	9.72%	$6,059,954	$2,844,891	$4,276,357
Energy	1,609,110	2.84	2,823,937	1,010,513	1,917,083
Grains	2,074,356	3.67	2,194,459	690,338	1,453,799
Indices	4,305,927	7.61	4,524,201	1,398,613	2,638,501
Interest Rates U.S.	884,626	1.56	1,273,527	110,012	722,704
Interest Rates Non-U.S.	1,943,445	3.43	4,360,437	555,327	2,185,233
Livestock	683,375	1.21	800,030	152,062	493,212
Metals	1,399,174	2.47	2,536,086	794,627	1,488,952
Softs	1,291,266	2.28	1,992,444	750,065	1,212,201

Total	$19,693,177	34.79%

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

At December 31, 2021, NL Master’s total capitalization was $42,253,950 and the Partnership owned approximately 74.0% of NL Master. As of December 31, 2021, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$5,235,369	12.39%	$12,881,816	$670,621	$3,221,401

Total	$5,235,369	12.39%

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

As of October 31, 2021, the Partnership redeemed its investment in FORT Contrarian Master.
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
The following were the primary trading risk exposures of the Partnership/Funds at December 31, 2021 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Currencies
. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner/Trading Manager does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future.
Equities
. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2021, the Partnership’s/Funds’ primary exposures were in the VIX Volatility Index (U.S.), S&P 50 Index (U.S.), S&P/TSX 60 (Canada), SPI 200 (Australia), VSTOXX (Europe), and
H-Shares
(China) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in global emerging markets. Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.
Interest Rates
. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller economies — e.g., Australia.
Commodities:
Grains
. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, canola, wheat, and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2021.
Metals
. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2021 was to fluctuations in the prices of copper, tin, palladium, silver, gold, iron, nickel and platinum.
Softs
. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton, and sugar accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2021.
Energy
. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emission, European power, and coal markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.
Livestock
. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Freight and Shipping.
The Partnership’s/Funds’ primary risk exposure in freight and shipping is to changes in the costs involved in the transportation of raw materials.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only
non-trading
risk exposure of the Partnership/Funds as of December 31, 2021.
Foreign Currency Balances
. The Partnership/Funds may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership’s/Funds’
non-trading
risk.
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

Item 8.
Financial Statements and Supplementary Data
.
CERES ORION L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (PCAOB ID: 42), for the years ended December 31, 2021, 2020, and 2019; Statements of Financial Condition at December 31, 2021 and 2020; Condensed Schedules of Investments at December 31, 2021 and 2020; Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019; Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Orion L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Orion L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 18, 2022

Ceres Orion L.P.
Statements of Financial Condition
December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Assets:

Investment in the Funds (1) , at fair value (Note 6)	$87,850,946	$136,268,790
Redemptions receivable from the Funds	4,643,766	2,439,045

Equity in trading account:
Unrestricted cash (Note 3c)	255,092,796	206,600,821
Restricted cash (Note 3c)	17,796,571	23,403,438
Net unrealized appreciation on open futures contracts	-	6,233,600
Options purchased, at fair value (premiums paid $6,040,660 and $2,680,600 at December 31, 2021 and 2020, respectively)	13,241,142	2,470,392

Total equity in trading account	286,130,509	238,708,251

Interest receivable (Note 3c)	8,159	13,252

Total assets	$378,633,380	$377,429,338

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,400,643	$-
Options written, at fair value (premiums received $5,733,790 and $3,631,000 at December 31, 2021 and 2020, respectively)	6,649,119	2,311,171
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	225,873	304,105
Management fees (Note 3b)	237,202	268,910
General Partner fees (Note 3a)	231,254	234,070
Incentive fees (Note 3b)	5,219,344	1,837,005
Professional fees	351,627	302,374
Redemptions payable to General Partner (Note 7)	350,001	1,400,000
Redemptions payable to Limited Partners (Note 7)	2,110,287	11,516,958

Total liabilities	16,775,350	18,174,593

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 3,070.7533 and 3,824.2873 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	4,078,652	4,337,368
Limited Partners, Class A, 109,712.3338 and 126,595.8958 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	353,170,511	350,633,583
Limited Partners, Class Z, 3,469.9432 and 3,777.0492 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	4,608,867	4,283,794

Total partners’ capital (net asset value)	361,858,030	359,254,745

Total liabilities and partners’ capital	$378,633,380	$377,429,338

Net asset value per Redeemable Unit:
Class A	$3,219.06	$2,769.71

Class Z	$1,328.23	$1,134.16

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
December 31, 2021

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	377	$184,170	0.05%
Energy
NATURAL GAS FUTR DEC22	2,643	7,354,680	2.03
NAT GAS LAST DAY Dec22	324	4,084,700	1.13
NATURAL GAS FUTR Nov22	2,206	5,659,453	1.57
Other	9,415	6,445,494	1.78
Grains	1,031	11,298	0.00 *
Indices	801	111,957	0.03
Interest Rates U.S.	174	39,530	0.01
Interest Rates Non-U.S.	678	(781,525)	(0.22)
Livestock	137	116,515	0.03
Metals	534	897,934	0.25
Softs	1,030	(327,420)	(0.09)

Total futures contracts purchased		23,796,786	6.57

Futures Contracts Sold
Currencies	594	(270,449)	(0.07)
Energy
NAT GAS LAST DAY Mar22	699	(7,601,640)	(2.10)
Other	16,799	(15,199,704)	(4.20)
Grains	773	(191,934)	(0.05)
Indices	531	(83,321)	(0.02)
Interest Rates U.S.	207	(195)	(0.00) *
Interest Rates Non-U.S.	276	13,356	0.00 *
Livestock	85	(52,462)	(0.01)
Metals	398	(756,914)	(0.21)
Softs	922	(1,054,166)	(0.30)

Total futures contracts sold		(25,197,429)	(6.96)

Net unrealized depreciation on open futures contracts		$(1,400,643)	(0.39)%

Options Purchased
Calls
Energy	1,985	$12,576,831	3.48%
Puts
Energy	1,206	664,311	0.18

Total options purchased (premiums paid $6,040,660)		$13,241,142	3.66%

Options Written
Calls
Energy	1,510	$(4,167,011)	(1.15)%
Puts
Energy	2,437	(2,482,108)	(0.69)

Total options written (premiums received $5,733,790)		$(6,649,119)	(1.84)%

Investment in the Funds
CMF TT II, LLC		$56,580,003	15.64%
CMF NL Master Fund LLC		31,270,943	8.64

Total investment in the Funds		$87,850,946	24.28%

*	Due to rounding.
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

Ceres Orion L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2021, 2020 and 2019

	2021	2020	2019
Investment Income:
Interest income	$75,635	$511,674	$2,243,877
Interest income allocated from the Funds	20,010	878,143	7,402,235

Total investment income	95,645	1,389,817	9,646,112

Expenses:
Expenses allocated from the Funds	4,653,637	2,425,300	3,064,354
Clearing fees related to direct investments (Note 3c)	2,330,487	4,142,620	5,384,435
Ongoing selling agent fees (Notes 3d and 3e)	2,689,795	4,366,954	11,879,238
Management fees (Note 3b)	3,099,562	4,114,638	5,411,434
General Partner fees (Note 3a)	2,752,823	3,172,637	4,132,207
Incentive fees (Note 3b)	10,462,247	7,084,063	2,906,619
Professional fees	1,005,392	970,961	1,226,099

Total expenses	26,993,943	26,277,173	34,004,386

Net investment loss	(26,898,298)	(24,887,356)	(24,358,274)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	41,538,947	28,169,965	20,220,080
Net realized gains (losses) on closed contracts allocated from the Funds	45,478,864	(18,830,522)	31,305,655
Net change in unrealized gains (losses) on open contracts	(2,459,393)	8,961,484	(1,669,805)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(3,907,905)	10,332,156	193,333

Total trading results	80,650,513	28,633,083	50,049,263

Net income (loss)	$53,752,215	$3,745,727	$25,690,989

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$449.35	$40.80	$120.80

Class Z	$194.07	$28.15	$71.95

Weighted average Redeemable Units outstanding:
Class A	115,137.0873	152,193.5660	197,078.5971

Class Z	6,985.6753	9,346.2383	10,037.7007

*	Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2021, 2020 and 2019

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$595,031,425	228,146.2478	$11,027,050	10,663.8345	$606,058,475	238,810.0823
Subscriptions - Limited Partners	22,602,847	7,968.6900	1,470,323	1,288.0100	24,073,170	9,256.7000
Redemptions - General Partner	-	-	(1,590,064)	(1,436.9980)	(1,590,064)	(1,436.9980)
Redemptions - Limited Partners	(170,139,279)	(62,979.8050)	(822,040)	(749.6080)	(170,961,319)	(63,729.4130)
Net income (loss)	24,975,794	-	715,195	-	25,690,989	-

Partners’ Capital, December 31, 2019	472,470,787	173,135.1328	10,800,464	9,765.2385	483,271,251	182,900.3713
Subscriptions - Limited Partners	4,739,834	1,768.3640	62,500	57.1160	4,802,334	1,825.4800
Redemptions - General Partner	-	-	(1,400,000)	(1,234.3940)	(1,400,000)	(1,234.3940)
Redemptions - Limited Partners	(130,096,487)	(48,307.6010)	(1,068,080)	(986.6240)	(131,164,567)	(49,294.2250)
Net income (loss)	3,519,449	-	226,278	-	3,745,727	-

Partners’ Capital, December 31, 2020	350,633,583	126,595.8958	8,621,162	7,601.3365	359,254,745	134,197.2323
Subscriptions - Limited Partners	6,021,943	2,047.8500	309,685	256.7220	6,331,628	2,304.5720
Redemptions - General Partner	-	-	(925,001)	(753.5340)	(925,001)	(753.5340)
Redemptions - Limited Partners	(55,866,712)	(18,931.4120)	(688,845)	(563.8280)	(56,555,557)	(19,495.2400)
Net income (loss)	52,381,697	-	1,370,518	-	53,752,215	-

Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303

Net asset value per Redeemable Unit:

	Class A	Class Z
2019	$2,728.91	$1,106.01

2020	$2,769.71	$1,134.16

2021	$3,219.06	$1,328.23

See accompanying notes to financial statements.

Ceres Orion L.P.
Notes to Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below) and NL Master (as defined below) and was the trading manager of FORT Contrarian Master (defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2021, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Greenwave Capital Management LLC (“Greenwave”), Quantica Capital AG (“Quantica”) and Breakout Funds LLC (“Breakout”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. References herein to the “Advisors” may include, as relevant, John Street, Winton, Willowbridge and FORT. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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

Ceres Orion L.P.
Notes to Financial Statements

As of December 31, 2021, Greenwave directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program. The General Partner and Greenwave had agreed that Greenwave would trade the Partnership’s assets allocated to Greenwave at a level that was up to 2 times the amount of the assets allocated.
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
The Partnership and CMF TT II, LLC (“Transtrend Master”) have, and prior to their respective full redemptions, Winton Master and Willowbridge Master had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF NL Master Fund LLC (“NL Master”) has, and prior to its full redemption, FORT Contrarian Master had, entered into futures brokerage account agreements with MS&Co. Transtrend Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, FORT Contrarian Master, Winton Master and Willowbridge Master.
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

Ceres Orion L.P.
Notes to Financial Statements

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

b.
Profit Allocation
. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

c.
Statement of Cash Flows
. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2021, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.
Partnership’s Investment in the Funds.
The Partnership carries its investment in Transtrend Master and NL Master, and carried its investment in FORT Contrarian Master, based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and FORT Contrarian Master. The Partnership carried its investment in Winton Master based on Winton Master’s net asset value per redeemable unit as calculated by Winton Master. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per redeemable unit as calculated by Willowbridge Master.

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

f.	Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in

Ceres Orion L.P.
Notes to Financial Statements

foreign currencies of $(325,571) (proceeds of $302,404) and $(3,186,405) (proceeds of $3,163,920) at December 31, 2021 and 2020, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2018 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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
Effective July 1, 2021, Breakout receives a monthly management fee equal to 1% per year of month-end
net assets allocated to Breakout. As of December 31, 2021, Greenwave received a monthly management fee equal to 0.75% per year of month-end
net assets allocated to Greenwave. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end
net assets allocated to Quantica. To the extent that the
month-end
net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end
net assets allocated to Quantica. Effective February 1, 2020, Pan receives a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Pan. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly

Ceres Orion L.P.
Notes to Financial Statements

management fee of 1.35% per year of
month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee equal to 1.5% per year of month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). From February 1, 2018 until its termination on October 31, 2021, FORT received a monthly management fee equal to 1.15% per year of month-end
net assets allocated to FORT. Prior to its termination on September 30, 2020, Winton received a monthly management fee equal to 1.5% per year of month-end
net assets allocated to Winton. From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Willowbridge.
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
In addition, as of December 31, 2021, the Partnership was obligated to pay Greenwave, Pan and Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Greenwave, Pan and Breakout, respectively, for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica and Northlander an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica and Northlander, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2021, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by FORT for the Partnership. Prior to their respective terminations effective September 30, 2020 and January 31, 2019, Winton and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Prior to January 1, 2021, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
Each Management Agreement may be terminated upon notice by either party.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee

Ceres Orion L.P.
Notes to Financial Statements

requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:
The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up
and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2021 and 2020, the amount of cash held by the Partnership for margin requirements was $17,796,571 and $23,403,438, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:
The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12). For the period for July 1, 2020 to December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 1.00% and dividing the result thereof by 12). Prior to July 1, 2020, the ongoing selling agent fee was $15.00 each for futures transactions and up to an equivalent amount for swaps and $7.50 each per side for options transactions, with respect to Class A Redeemable Units. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end
net assets per year, calculated monthly. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

e.	Harbor Selling Agreement:
The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”),

Ceres Orion L.P.
Notes to Financial Statements

which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result there of by 12). For the period from July 1, 2020 to December 31, 2020, the ongoing selling agent fee for Class A Redeemable Unit holders was paid at a flat annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to $15.00 per round turn, swaps by up to an equivalent amount and options transactions by $7.50 each per side, with respect to Class A Redeemable Units held by Harbor clients. The ongoing selling agent fee for Class A Redeemable Unit holders prior to July 1, 2020 was reduced by applicable floor brokerage fees and did not exceed 2.00% of adjusted month-end
net assets per year, calculated monthly.
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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 was 50,930 and 69,326, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 was 6,310 and 2,506, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2021 and 2020, respectively.

December 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Total assets	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Liabilities
Futures	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Total liabilities	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Net fair value						$-	*

December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Total assets	$28,495,595	$(22,261,995)	$6,233,600	$-	$-	$6,233,600

Liabilities
Futures	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Total liabilities	$(22,261,995)	$22,261,995	$-	$-	$-	$-

Net fair value						$6,233,600	*

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

Ceres Orion L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2021 and 2020, respectively.

	December 31, 2021
Assets

Futures Contracts
Currencies	$343,757
Energy	34,992,511
Grains	1,274,260
Indices	1,506,900
Interest Rates U.S.	139,705
Interest Rates Non-U.S.	38,600
Livestock	126,551
Metals	965,861
Softs	699,466

Total unrealized appreciation on open futures contracts	40,087,611

Liabilities
Futures Contracts
Currencies	(430,036)
Energy	(34,249,528)
Grains	(1,454,896)
Indices	(1,478,264)
Interest Rates U.S.	(100,370)
Interest Rates Non-U.S.	(806,769)
Livestock	(62,498)
Metals	(824,841)
Softs	(2,081,052)

Total unrealized depreciation on open futures contracts	(41,488,254)

Net unrealized depreciation on open futures contracts	$(1,400,643)	*

Assets
Options Purchased
Energy	$13,241,142

Total options purchased	$13,241,142	**

Liabilities
Options Written
Energy	$(6,649,119)

Total options written	$(6,649,119)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2021, 2020 and 2019, respectively.

Sector	2021		2020		2019
Currencies	$(4,221,879)		$1,168,133		$386,159
Energy	43,600,068		19,879,889		12,558,599
Grains	6,635,721		(2,042,860)		1,109,990
Indices	6,257,399		(3,809,361)		(4,261,020)
Interest Rates U.S.	(882,416)		(554,219)		(785,406)
Interest Rates Non-U.S.	(11,805,817)		13,942,651		5,214,486
Livestock	921,504		(8,107,326)		2,666,962
Metals	(1,855,381)		20,483,713		115,119
Softs	430,355		(3,829,171)		1,545,386

Total	$39,079,554	****	$37,131,449	****	$18,550,275	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$40,087,611	$40,087,611	$-	$-
Options purchased	13,241,142	13,241,142	-	-

Total assets	$53,328,753	$53,328,753	$-	$-

Liabilities
Futures	$41,488,254	$41,488,254	$-	$-
Options written	6,649,119	6,649,119	-	-

Total liabilities	$48,137,373	$48,137,373	$-	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$28,495,595	$28,495,595	$-	$-
Options purchased	2,470,392	2,470,392	-	-

Total assets	$30,965,987	$30,965,987	$-	$-

Liabilities
Futures	$22,261,995	$22,261,995	$-	$-
Options written	2,311,171	2,311,171	-	-

Total liabilities	$24,573,166	$24,573,166	$-	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2021 and 2020, respectively.

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
On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. The Partnership fully redeemed its investment in FORT Contrarian Master on October 31, 2021.
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

Ceres Orion L.P.
Notes to Financial Statements

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2021.
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
At December 31, 2021, the Partnership owned approximately 100.0% of Transtrend Master and 74.0% of NL Master. At December 31, 2020, the Partnership owned approximately 100.0% of Transtrend Master, 100% of FORT Contrarian Master and 81.4% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$59,771,411	$3,191,408	$56,580,003
NL Master	50,260,292	8,006,342	42,253,950

	December 31, 2020
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$69,303,466	$2,670,947	$66,632,519
FORT Contrarian Master	59,456,843	1,491,365	57,965,478
NL Master	14,423,589	85,616	14,337,973

Ceres Orion L.P.
Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(4,313,867)	$21,310,881	$16,997,014
FORT Contrarian Master (a)	(128,082)	(625,850)	(753,932)
NL Master	(264,783)	29,103,122	28,838,339

	For the year ended December 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Winton Master (b)	$252,687	$(40,463,923)	$(40,211,236)
Transtrend Master	(1,658,250)	6,380,277	4,722,027
FORT Contrarian Master	49,319	(1,394,605)	(1,345,286)
NL Master	(68,277)	(377,694)	(445,971)

(a)	From January 1, 2021 through October 31, 2021, the date FORT Contrarian Master terminated operations.
(b)	Summarized information presented is for the twelve months ended December 31, 2020. The Partnership was invested in Winton Master from January 1, 2020 to September 30, 2020.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	December 31, 2021		For the twelve months ended December 31, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	15.64%	$56,580,003	$21,312,861	$452,588	$63,918	$562,192	$3,237,149	$16,997,014	Commodity Portfolio	Monthly
FORT Contrarian Master (a)	-%	-	(614,480)	85,195	54,257	-	-	(753,932)	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	20,892,588	156,578	41,760	-	-	20,694,250	Commodity Portfolio	Monthly

Total		$87,850,946	$41,590,969	$694,361	$159,935	$562,192	$3,237,149	$36,937,332

	December 31, 2020		For the twelve months ended December 31, 2020
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Winton Master (b)	-%	$-	$(13,122,466)	$70,218	$15,126	$-	$-	$(13,207,810)	Commodity Portfolio	Monthly
Transtrend Master	18.55%	66,632,519	6,621,032	712,228	66,424	781,842	338,512	4,722,026	Commodity Portfolio	Monthly
FORT Contrarian Master	16.14%	57,968,789	(908,166)	269,705	62,019	-	-	(1,239,890)	Commodity Portfolio	Monthly
NL Master	3.24%	11,667,482	(210,623)	58,778	50,448	-	-	(319,849)	Commodity Portfolio	Monthly

Total		$136,268,790	$(7,620,223)	$1,110,929	$194,017	$781,842	$338,512	$(10,045,523)

(a)	From January 1, 2021 through October 31, 2021, the date the Partnership fully redeemed its investment in FORT Contrarian Master.
(b)	From January 1, 2020 through September 30, 2020, the date the Partnership fully redeemed its investment in Winton Master.

Ceres Orion L.P.
Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:
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

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$677.85	$278.52	$201.05	$81.50	$243.15	$96.46
Net investment loss	(228.50)	(84.45)	(160.25)	(53.35)	(122.35)	(24.51)

Increase (decrease) for the year	449.35	194.07	40.80	28.15	120.80	71.95
Net asset value per Redeemable Unit, beginning of year	2,769.71	1,134.16	2,728.91	1,106.01	2,608.11	1,034.06

Net asset value per Redeemable Unit, end of year	$3,219.06	$1,328.23	$2,769.71	$1,134.16	$2,728.91	$1,106.01

	2021		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(7.5)%	(6.7)%	(6.0)%	(4.9)%	(4.5)%	(2.3)%

Operating expense	3.7%	3.0%	4.6%	3.5%	5.8%	3.6%
Incentive fees	3.8%	3.8%	1.8%	1.8%	0.5%	0.4%

Total expenses	7.5%	6.8%	6.4%	5.3%	6.3%	4.0%

Total return:
Total return before incentive fees	20.4%	21.3%	3.2%	4.3%	5.2%	7.4%
Incentive fees	(4.2)%	(4.2)%	(1.7)%	(1.8)%	(0.6)%	(0.4)%

Total return after incentive fees	16.2%	17.1%	1.5%	2.5%	4.6%	7.0%

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.0% to 5.6% of the Partnership’s/Funds’ contracts are traded OTC.
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
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S. and other world economies or the value of the Partnership’s/Funds’ investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

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
Effective the close of business on January 31, 2022, Greenwave no longer acts as a commodity trading advisor to the Partnership. Effective on or about February 1, 2022, the Partnership reallocated the assets previously allocated to Greenwave to the other existing commodity trading advisors in the Partnership.
Effective February 25,2022, Etsuko Jennings resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the years ended December 31, 2021 and 2020 are summarized below:

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Total investment income	$32,444	$27,027	$7,394	$28,780
Total expenses	(4,661,030)	(7,652,807)	(7,464,447)	(7,215,659)
Total trading results	6,458,240	18,588,368	30,492,277	25,111,628

Net income (loss)	$1,829,654	$10,962,588	$23,035,224	$17,924,749

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$15.95	$95.05	$193.03	$145.32

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$9.10	$41.58	$81.62	$61.77

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Total investment income	$54,742	$62,181	$82,454	$1,190,440
Total expenses	(5,794,653)	(6,351,487)	(4,828,321)	(9,302,712)
Total trading results	17,452,153	21,342,445	(11,413,240)	1,251,725

Net income (loss)	$11,712,242	$15,053,139	$(16,159,107)	$(6,860,547)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$87.35	$96.38	$(102.17)	$(40.76)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$38.52	$42.03	$(38.60)	$(13.80)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
.
Not applicable.
Item 9A.
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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

The report included in “Item 8.
Financial Statements and Supplementary Data
.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Effective January 31, 2022, the General Partner and the Partnership terminated the Management Agreement with Greenwave pursuant to which Greenwave managed the portion of the Partnership’s assets allocated to it. The General Partner terminated the Management Agreement because Greenwave is no longer trading on behalf of the Partnership.
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
.
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
Patrick T. Egan
, age 53, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
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
Steven Ross
, age 50, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.
Matthew R. Graver
, age 54, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and

Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.
The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.
Executive Compensation
.
The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee equal to an annual rate of 0.75% (paid monthly) of the Partnership’s month-end
net assets.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2022, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2021:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	3,070.7533	46.9%
(c)
Changes in control
. None.
Item 13.
Certain Relationships and Related Transactions, and Director Independence
.
(a)
Transactions with related persons.
None.
(b)
Review, approval or ratification of transactions with related persons.
Not applicable.
(c)
Promoters and certain control persons
. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation
S-K.
The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1.
Business
.”, “Item 8.
Financial Statements and
Supplementary Data
.” and “Item 11.
Executive Compensation
.”
Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2021 and 2020 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2021 $218,781
2020 $228,176
(2)
Audit-Related Fees
. None.
(3)
Tax Fees
. The Partnership did not pay EY any amounts in 2021 and 2020 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV
Item 15.
Exhibits and Financial Statement Schedules
.
(1) Financial Statements:
Statements of Financial Condition at December 31, 2021 and 2020.
Condensed Schedules of Investments at December 31, 2021 and 2020.
Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019.
Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019. Notes to Financial Statements.
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

4.1	Description of Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2021 and incorporated herein by reference).

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

(c)
Amendment to the Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective January 1, 2021 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

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

10.16
Management Agreement among the Partnership, the General Partner and Breakout Funds, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2021 and incorporated herein by reference).

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

(c)
Amendment to the Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner and Harbor Investment Advisory LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

99.1	Financial Statements of CMF TT II, LLC.

99.2	Financial Statements of CMF FORT Contrarian Master Fund LLC.

99.3	Financial Statements of CMF NL Master Fund LLC.

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

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS Inline XBRL Instance Document.

101.SCH Inline XBRL Taxonomy Extension Schema Document.

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF Inline XBRL Taxonomy Extension Definition Document.

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
Patrick T. Egan President and Director Date: March 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver	/s/ Steven Ross
Patrick T. Egan	Matthew R. Graver	Steven Ross
President and Director	Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	(Principal Accounting Officer)
Date: March 24, 2022	Date: March 24, 2022	Ceres Managed Futures LLC
Date: March 24, 2022
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.
Annual Report to limited partners
No proxy material has been sent to limited partners.