Form 10-Q
period 2022-03-31
CERES ORION L.P.
filed 2022-05-11
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR (     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).

Yes

No
X
As of April 30, 2022, 108,988.3938 Limited Partnership Class A Redeemable Units were outstanding and 3,158.6812 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:

Investment in the Funds (1) , at fair value	$112,913,481	$87,850,946
Redemptions receivable from the Funds	193,777	4,643,766

Equity in trading account:
Unrestricted cash	233,958,999	255,092,796
Restricted cash	21,429,618	17,796,571
Net unrealized appreciation on open futures contracts	22,710,723	-
Options purchased, at fair value (premiums paid $6,852,840 and $6,040,660 at March 31, 2022 and December 31, 2021, respectively)	30,477,205	13,241,142

Total equity in trading account	308,576,545	286,130,509

Interest receivable	35,294	8,159

Total assets	$421,719,097	$378,633,380

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,400,643
Options written, at fair value (premiums received $6,407,420 and $5,733,790 at March 31, 2022 and December 31, 2021, respectively)	16,416,517	6,649,119
Accrued expenses:
Ongoing selling agent fees	248,009	225,873
Management fees	242,947	237,202
General Partner fees	252,909	231,254
Incentive fees	5,207,849	5,219,344
Professional fees	399,565	351,627
Redemptions payable to General Partner	-	350,001
Redemptions payable to Limited Partners	1,000,800	2,110,287

Total liabilities	23,768,596	16,775,350

Partners’ Capital:
General Partner, Class Z, 3,070.7533 Redeemable Units outstanding at March 31, 2022 and December 31, 2021	4,557,209	4,078,652
Limited Partners, Class A, 108,554.2008 and 109,712.3338 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively	389,705,594	353,170,511
Limited Partners, Class Z, 2,484.8582 and 3,469.9432 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively	3,687,698	4,608,867

Total partners’ capital (net asset value)	397,950,501	361,858,030
Total liabilities and partners’ capital	$421,719,097	$378,633,380

Net asset value per Redeemable Unit:
Class A	$3,589.96	$3,219.06

Class Z	$1,484.07	$1,328.23

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Orion L.P.

Condensed Schedule of Investments
March 31, 2022
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Currencies	710	$440,770	0.11%
Energy
GLOBEX NAT GAS LD DEC23	281	4,639,900	1.17
NAT GAS LAST DAY Dec22	324	10,461,020	2.63
NATURAL GAS FUTR Dec22	2,563	21,224,825	5.33
NATURAL GAS FUTR DEC23	1,626	5,187,490	1.30
NATURAL GAS FUTR Nov22	2,193	16,648,048	4.18
NATURAL GAS FUTR Nov23	2,965	6,859,173	1.72
Other	5,938	23,170,238	5.84
Grains	1,013	1,154,771	0.29
Indices	442	1,477,469	0.37
Interest Rates U.S.	36	(37,993)	(0.01)
Interest Rates Non-U.S.	24	(24,233)	(0.01)
Livestock	309	(42,323)	(0.01)
Metals	641	939,931	0.24
Softs	931	757,218	0.19

Total futures contracts purchased		92,856,304	23.34

Futures Contracts Sold
Currencies	558	291,274	0.07
Energy
NATURAL GAS FUTR May22	1,969	(11,357,483)	(2.85)
NATURAL GAS FUTR Oct22	896	(6,481,975)	(1.63)
NATURAL GAS FUTR APR23	2,275	(4,450,083)	(1.12)
NATURAL GAS FUTR JUL22	658	(7,544,920)	(1.90)
NATURAL GAS FUTR SEP22	1,315	(10,132,620)	(2.55)
Other	11,634	(30,533,892)	(7.67)
Grains	368	154,773	0.04
Indices	912	(1,003,407)	(0.25)
Interest Rates U.S.	530	787,054	0.20
Interest Rates Non-U.S.	2,187	1,428,337	0.36
Livestock	56	20,478	0.01
Metals	237	(546,345)	(0.14)
Softs	444	(776,772)	(0.20)

Total futures contracts sold		(70,145,581)	(17.63)

Net unrealized appreciation on open futures contracts		$22,710,723	5.71%

Options Purchased
Calls
Energy	2,297	$30,400,718	7.64%
Puts
Energy	980	76,487	0.02

Total options purchased (premiums paid $6,852,840)		$30,477,205	7.66%

Options Written
Calls
Energy	1,828	$(14,315,710)	(3.60)%
Puts
Energy	2,510	(2,100,807)	(0.53)

Total options written (premiums received $6,407,420)		$(16,416,517)	(4.13)%

Investment in the Funds
CMF TT II, LLC		$84,700,653	21.28%
CMF NL Master Fund LLC		28,212,828	7.09

Total investment in the Funds		$112,913,481	28.37%

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income:
Interest income	$49,397	$21,675
Interest income allocated from the Funds	5,199	7,105

Total investment income	54,596	28,780

Expenses:
Expenses allocated from the Funds	3,656,977	1,733,093
Clearing fees related to direct investments	497,824	586,686
Ongoing selling agent fees	705,114	658,207
Management fees	709,213	756,934
General Partner fees	719,720	673,537
Incentive fees	5,207,849	2,568,765
Professional fees	228,300	238,437

Total expenses	11,724,997	7,215,659

Net investment loss	(11,670,401)	(7,186,879)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(4,364,287)	10,432,023
Net realized gains (losses) on closed contracts allocated from the Funds	17,127,965	14,835,965
Net change in unrealized gains (losses) on open contracts	31,499,221	4,571,635
Net change in unrealized gains (losses) on open contracts allocated from the Funds	8,780,222	(4,727,995)

Total trading results	53,043,121	25,111,628

Net income (loss)	$41,372,720	$17,924,749

Net income (loss) per Redeemable Unit*:
Class A	$370.90	$145.32

Class Z	$155.84	$61.77

Weighted average Redeemable Units outstanding:
Class A	109,406.4278	122,441.2871

Class Z	5,935.7905	7,409.1508

*  Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	2,519,943	890.9890	19,685	17.3570	2,539,628	908.3460
Redemptions - General Partner	-	-	(575,000)	(490.0250)	(575,000)	(490.0250)
Redemptions - Limited Partners	(29,412,023)	(10,435.0970)	(273,445)	(231.2570)	(29,685,468)	(10,666.3540)
Net income (loss)	17,468,319	-	456,430	-	17,924,749	-

Partners’ Capital, March 31, 2021	$341,209,822	117,051.7878	$8,248,832	6,897.4115	$349,458,654	123,949.1993

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	3,613,000	1,092.3120	-	-	3,613,000	1,092.3120
Redemptions - Limited Partners	(7,554,597)	(2,250.4450)	(1,338,652)	(985.0850)	(8,893,249)	(3,235.5300)
Net income (loss)	40,476,680	-	896,040	-	41,372,720	-

Partners’ Capital, March 31, 2022	$389,705,594	108,554.2008	$8,244,907	5,555.6115	$397,950,501	114,109.8123

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

As of March 31, 2022, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Quantica Capital AG (“Quantica”) and Breakout Funds LLC (“Breakout”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT and Greenwave. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Effective July 1, 2021, Breakout directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program. The General Partner and Breakout have agreed that Breakout will trade the Partnership’s assets allocated to Breakout at 2 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions.

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at 1.75 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

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

Prior to its termination effective January 31, 2022, Greenwave directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Greenwave’s Flagship Plus 2X Program. The General Partner and Greenwave had agreed that Greenwave would trade the Partnership’s assets allocated to Greenwave at a level that was up to 2 times the amount of the assets allocated.

On June 1, 2011, the Partnership began offering “Class A” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to June 1, 2011 were deemed Class A Redeemable Units. The rights, powers, duties and obligations associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
During the reporting periods ended March 31, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

As of March 31, 2022, the Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF NL Master Fund LLC (“NL Master”) has, and prior to its full redemption, FORT Contrarian Master had, entered into futures brokerage account agreements with MS&Co. Transtrend Master and NL Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, FORT Contrarian Master.
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

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by
0.75
% and dividing the result thereof by 12). Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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

2.        Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2022 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2022 and December 31, 2021, the amount of cash held for margin requirements was $21,429,618 and $17,796,571, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(2,807,739) (proceeds of $2,842,312) and $(325,571) (proceeds of $302,404) at March 31,

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

2022 and December 31, 2021, respectively.
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
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.      Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$475.42	$195.46	$202.71	$83.41
Net investment loss	(104.52)	(39.62)	(57.39)	(21.64)

Increase (decrease) for the period	370.90	155.84	145.32	61.77
Net asset value per Redeemable Unit, beginning of period	3,219.06	1,328.23	2,769.71	1,134.16

Net asset value per Redeemable Unit, end of period	$3,589.96	$1,484.07	$2,915.03	$1,195.93

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.7)%	(4.9)%	(4.9)%	(4.1)%

Operating expenses	3.5%	2.8%	3.8%	3.0%
Incentive fees	2.3%	2.2%	1.1%	1.1%

Total expenses	5.8%	5.0%	4.9%	4.1%

Total return:
Total return before incentive fees	13.9%	14.0%	6.4%	6.6%
Incentive fees	(2.4)%	(2.3)%	(1.2)%	(1.2)%

Total return after incentive fees	11.5%	11.7%	5.2%	5.4%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2022 and 2021 was 45,350 and 47,907, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2022 and 2021 was 7,422 and 5,277, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021, respectively.

March 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$100,661,977	$(77,951,254)	$22,710,723	$-	$-	$22,710,723

Total assets	$100,661,977	$(77,951,254)	$22,710,723	$-	$-	$22,710,723

Liabilities
Futures	$(77,951,254)	$77,951,254	$-	$-	$-	$-

Total liabilities	$(77,951,254)	$77,951,254	$-	$-	$-	$-

Net fair value						$22,710,723	*

December 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Total assets	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Liabilities
Futures	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Total liabilities	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Net fair value						$-	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
Assets
Futures Contracts
Currencies	$869,329
Energy	90,868,778
Grains	2,074,744
Indices	1,733,415
Interest Rates U.S.	844,723
Interest Rates Non-U.S.	1,771,886
Livestock	105,443
Metals	1,157,675
Softs	1,235,984

Total unrealized appreciation on open futures contracts	100,661,977

Liabilities
Futures Contracts
Currencies	(137,285)
Energy	(73,179,057)
Grains	(765,200)
Indices	(1,259,353)
Interest Rates U.S.	(95,662)
Interest Rates Non-U.S.	(367,782)
Livestock	(127,288)
Metals	(764,089)
Softs	(1,255,538)

Total unrealized depreciation on open futures contracts	(77,951,254)

Net unrealized appreciation on open futures contracts	$22,710,723	*

Assets
Options Purchased
Energy	$30,477,205

Total options purchased	$30,477,205	**

Liabilities
Options Written
Energy	$(16,416,517)

Total options written	$(16,416,517)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
Sector	2022		2021
Currencies	$ 157,836		$ (1,665,750)
Energy	18,895,189		5,254,973
Grains	1,437,503		2,394,344
Indices	4,715,053		3,311,199
Interest Rates U.S.	2,231,808		4,725,960
Interest Rates Non-U.S.	(82,558)		(1,444,502)
Livestock	(305,332)		583,542
Metals	(16,037)		1,553,760
Softs	101,472		290,132

Total	$ 27,134,934	****	$ 15,003,658	****

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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap

and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level
2)
. As of March
31
,
2022
and December
31
,
2021
and for the periods ended March
31
,
2022
and
2021
, the Partnership and the Funds did
no
t hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level
3)
.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$100,661,977	$100,195,408	$466,569	$-
Options purchased	30,477,205	30,477,205	-	-

Total assets	$131,139,182	$130,672,613	$466,569	$-

Liabilities
Futures	$77,951,254	$77,611,459	$339,795	$-
Options written	16,416,517	16,416,517	-	-

Total liabilities	$94,367,771	$94,027,976	$339,795	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$40,087,611	$40,087,611	$-	$-
Options purchased	13,241,142	13,241,142	-	-

Total assets	$53,328,753	$53,328,753	$-	$-

Liabilities
Futures	$41,488,254	$41,488,254	$-	$-
Options written	6,649,119	6,649,119	-	-

Total liabilities	$48,137,373	$48,137,373	$-	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2022 and December 31, 2021, respectively.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2022.
The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.
Generally, a member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the member elects to redeem and informs the Funds. However, a member may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal day.
Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Transtrend, which are charged at the Transtrend Master level. Clearing fees are borne by the Funds and allocated to the Funds’ members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership and are also charged directly at the Partnership level.
As of March 31, 2022, the Partnership owned 100.0% of Transtrend Master and approximately 72.5% of NL Master. At December 31, 2021, the Partnership owned 100.0% of Transtrend Master and approximately 74.0% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2022
	Total Assets	Total Liabilities	Total Capital

Transtrend Master	$88,227,475	$3,526,822	$84,700,653
NL Master	39,059,751	127,262	38,932,489

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$59,771,411	$3,191,408	$56,580,003
NL Master	50,260,292	8,006,342	42,253,950

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

For the three months ended March 31, 2022
Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Transtrend Master	$(3,622,497)	$21,067,232	$17,444,735
NL Master	(39,824)	6,608,368	6,568,544

	For the three months ended March 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,657,051)	$8,955,958	$7,298,907
FORT Contrarian Master	(39,067)	(1,078,566)	(1,117,633)
NL Master	(37,646)	2,842,858	2,805,212

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	March 31, 2022		For the three months ended March 31, 2022
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	21.28%	$ 84,700,653	$ 21,068,106	$ 138,975	$ 17,000	$ 144,756	$ 3,322,640	$ 17,444,735	Commodity Portfolio	Monthly
NL Master	7.09%	28,212,828	4,845,280	22,387	11,219	-	-	4,811,674	Commodity Portfolio	Monthly

Total		$ 112,913,481	$ 25,913,386	$ 161,362	$ 28,219	$ 144,756	$ 3,322,640	$ 22,256,409

	December 31, 2021		For the three months ended March 31, 2021
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	15.64%	$ 56,580,003	$ 8,956,732	$ 108,810	$ 16,584	$ 142,311	$ 1,390,121	$ 7,298,906	Commodity Portfolio	Monthly
FORT Contrarian Master	-%	-	(1,073,372)	29,018	15,242	-	-	(1,117,632)	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	2,231,715	19,168	11,839	-	-	2,200,708	Commodity Portfolio	Monthly

Total		$ 87,850,946	$ 10,115,075	$ 156,996	$ 43,665	$ 142,311	$ 1,390,121	$ 8,381,982

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately
1.2
%
to
3.5
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
On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned
forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of their investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.
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
On May 1, 2022, the Partnership allocated a portion of its assets to Drakewood Capital Management Limited (“Drakewood”), which is invested in CMF Drakewood Master Fund LLC and is traded by Drakewood pursuant to Drakewood’s Drakewood Prospect Fund Strategy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2022.
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
For the three months ended March 31, 2022, the Partnership’s capital increased 10.0% from $361,858,030 to $397,950,501. This increase was attributable to subscriptions of 1,092.3120 Class A limited partner Redeemable Units totaling $3,613,000 and net income of $41,372,720, which was partially offset by redemptions of 2,250.4450 Class A limited partner Redeemable Units totaling $7,554,597 and redemptions of 985.0850 Class Z limited partner Redeemable Units totaling $1,338,652. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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

Results of Operations
During the Partnership’s first quarter of 2022, the net asset value per Redeemable Unit for Class A increased 11.5% from $3,219.06 to $3,589.96, as compared to an increase of 5.2% in the first quarter of 2021. During the Partnership’s first quarter of 2022, the net asset value per Redeemable Unit for Class Z increased 11.7% from $1,328.23 to $1,484.07, as compared to an increase of 5.4% in the first quarter of 2021. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2022 of $53,043,121. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates, livestock and metals and were partially offset by losses in
non-U.S.
interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2021 of $25,111,628. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies and
non-U.S.
interest rates.
During the first quarter of 2022, the most notable gains were achieved within the energy markets during January, February, and March from long positions in natural gas, European electrical power, Brent crude oil, and coal futures as energy prices surged on the combination of the impact of the Russian invasion of Ukraine on global energy supplies and growing consumption demand for energies. Additional gains were recorded within the global fixed income sector during March from short positions in U.S. Treasury note futures as prices declined amid an outlook for the U.S. Federal Reserve to be aggressive in raising interest rates to combat inflation for the near future. Gains in the agricultural markets were experienced during February from long positions in wheat, corn, and soybean futures as prices rallied amid concern Russia’s invasion of Ukraine would curtail grain exports from Ukrainian farms. Additional gains in the agricultural sector were recorded throughout a majority of the quarter from long positions in canola oil and palm oil futures. Within the metals markets, gains were achieved during February and March from long positions in gold futures as investor demand for safe-haven assets boosted prices. Additional metals gains were recorded from long positions in nickel futures during January, February, and March. Further gains were recorded during February within the global stock index sector from short positions in U.S. equity index futures as prices fell as geopolitical hostilities in Europe threatened global markets. Gains within the currencies were achieved during March from short positions in the euro versus the U.S. dollar as the value of the European currency weakened against the dollar amid the war in Ukraine. Further gains within the currency markets were recorded throughout the quarter from long positions in the Brazilian real and South African rand.
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

As of March 31, 2022, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2022 increased by $25,816 as compared to the corresponding period in 2021. The increase in interest income was primarily due to higher
4-week
U.S. Treasury bill discount rates along with higher average daily equity during the three months ended March 31, 2022 as compared to the corresponding period in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2022 decreased by $88,862 as compared to the corresponding period in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three months ended March 31, 2022 increased by $46,907 as compared to the corresponding period in 2021. The increase in ongoing selling agent fees was primarily due to higher average adjusted net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2022 decreased by $45,276 as compared to the corresponding period in 2021. The decrease in management fees was due to lower average management fee rates during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2022 increased by $46,183 as compared to the corresponding period in 2021. The increase in the General Partner fees was due to higher average adjusted net assets during the three months ended March 31, 2022 as compared to the corresponding period in 2021.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2022 resulted in incentive fees of $8,530,489. Trading performance for the three months ended March 31, 2021 resulted in incentive fees of $3,958,886. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of March 31, 2022 and December 31, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)	December 31, 2021	December 31, 2021 (percentage of Partners’ Capital)

Transtrend	$84,700,354	21%	$56,579,756	16%

Northlander	$27,298,425	7%	$31,271,064	9%

JSCL	$115,637,026	29%	$102,282,327	28%

Pan	$29,584,953	7%	$24,089,029	7%

Greenwave	$-	0%	$18,655,140	5%

Quantica	$59,117,071	15%	$55,673,228	15%

Breakout	$22,394,017	6%	$20,866,322	6%

Unallocated	$59,218,655	15%	$52,441,164	14%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Pan, Quantica and Breakout directly trade, and Greenwave directly traded, managed accounts in the name of the Partnership. As of March 31, 2022, Transtrend and Northlander traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave, Quantica and Breakout, as applicable) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Partnership’s total capitalization was $397,950,501.
March 31, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,661,973	2.43%
Energy	17,724,757	4.45
Grains	4,669,017	1.17
Indices	3,850,529	0.97
Interest Rates U.S.	2,068,480	0.52
Interest Rates Non-U.S.	3,393,236	0.85
Livestock	1,159,566	0.29
Metals	4,002,503	1.01
Softs	2,158,485	0.54

Total	$48,688,546	12.23%

As of December 31, 2021, the Partnership’s total capitalization was $361,858,030.
December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,342,187	2.03%
Energy	14,090,651	3.89
Grains	2,932,799	0.81
Indices	6,845,313	1.89
Interest Rates U.S.	1,437,916	0.40
Interest Rates Non-U.S.	2,696,233	0.75
Livestock	952,985	0.26
Metals	2,477,971	0.68
Softs	2,377,888	0.66

Total	$41,153,943	11.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended March 31, 2022 and the twelve months ended December 31, 2021, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.
At March 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
March 31, 2022

			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,344,596	0.59%	$3,958,360	$956,385	$2,024,026
Energy	7,884,890	1.98	20,291,690	7,340,288	11,749,693
Grains	2,307,858	0.58	2,307,858	756,082	1,434,893
Indices	1,828,312	0.46	5,171,372	1,641,275	2,896,107
Interest Rates U.S.	691,494	0.17	2,110,692	287,060	899,671
Interest Rates Non-U.S.	1,909,087	0.48	1,909,087	530,837	1,011,178
Livestock	539,166	0.14	766,398	211,008	438,236
Metals	2,377,859	0.60	2,824,368	1,086,426	1,713,442
Softs	1,223,398	0.31	2,162,649	898,047	1,461,084

Total	$21,106,660	5.31%

*	Average of daily Values at Risk.
At December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,289	0.51%	$6,665,910	$1,679,705	$3,854,279
Energy	8,607,368	2.38	10,751,047	4,470,947	7,043,654
Grains	858,443	0.24	3,853,094	726,045	1,834,983
Indices	2,539,386	0.70	11,729,602	2,092,198	4,777,741
Interest Rates U.S.	553,290	0.15	3,783,562	313,058	1,505,505
Interest Rates Non-U.S.	752,788	0.21	6,868,118	645,511	3,606,934
Livestock	269,610	0.07	977,708	93,704	559,894
Metals	1,078,797	0.30	3,978,117	676,242	2,299,063
Softs	1,086,622	0.30	3,534,137	1,006,127	1,662,532

Total	$17,586,593	4.86%

*	Annual average of daily Values at Risk.

At March 31, 2022, Transtrend Master’s total capitalization was $84,700,653 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2022, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
March 31, 2022

			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,317,377	8.64%	$7,317,377	$4,732,764	$5,784,939
Energy	1,718,779	2.03	2,613,616	917,184	1,780,576
Grains	2,361,159	2.79	2,361,159	1,499,363	1,893,374
Indices	2,022,217	2.39	4,276,625	1,721,946	2,386,779
Interest Rates U.S.	1,376,986	1.63	1,468,323	618,588	1,057,671
Interest Rates Non-U.S.	1,484,149	1.75	2,188,664	1,198,680	1,520,036
Livestock	620,400	0.73	848,375	558,250	699,185
Metals	1,624,644	1.92	2,208,645	1,226,863	1,653,172
Softs	935,087	1.10	1,865,217	839,439	1,253,341

Total	$19,460,798	22.98%

*  Average of daily Values at Risk.
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

At March 31, 2022, NL Master’s total capitalization was $38,932,489 and the Partnership owned approximately 72.5% of NL Master. As of March 31, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:
March 31, 2022

			Three Months Ended March 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$11,201,500	28.77%	$12,115,826	$2,176,917	$6,024,722

Total	$11,201,500	28.77%

*	Average of daily Values at Risk.
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
and
15d-15(e)
under the Exchange Act) as of March 31, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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
Settled Civil Litigation
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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended March 31, 2022, there were subscriptions of 1,092.3120 Class A Redeemable Units totaling $3,613,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	739.3960	$3,265.41	907.3590	$1,348.20	N/A	N/A
February 1, 2022 - February 28, 2022	1,264.4030	$3,365.00	N/A	N/A	N/A	N/A
March 1, 2022 - March 31, 2022	246.6460	$3,589.96	77.7260	$1,484.07	N/A	N/A
	2,250.4450	$3,356.93	985.0850	$1,358.92

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
outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES ORION L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.