Form 10-Q
period 2022-06-30
CERES ORION L.P.
filed 2022-08-11
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2022, 108,077.9888 Limited Partnership Class A Redeemable Units were outstanding and 3,112.4102 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets:
Investment in the Funds (1) , at fair value	$146,152,957	$87,850,946
Redemptions receivable from the Funds	284,392	4,643,766

Equity in trading account:
Unrestricted cash	176,168,376	255,092,796
Restricted cash	24,264,575	17,796,571
Net unrealized appreciation on open futures contracts	60,968,922	-
Options purchased, at fair value (premiums paid $3,342,980 and $6,040,660 at June 30, 2022 and December 31, 2021, respectively)	19,311,159	13,241,142

Total equity in trading account	280,713,032	286,130,509

Interest receivable	178,644	8,159

Total assets	$427,329,025	$378,633,380

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,400,643
Net unrealized depreciation on open forward contracts	137,234	-
Options written, at fair value (premiums received $3,981,140 and $5,733,790 at June 30, 2022 and December 31, 2021, respectively)	7,447,359	6,649,119
Accrued expenses:
Ongoing selling agent fees	256,256	225,873
Management fees	290,004	237,202
General Partner fees	261,911	231,254
Incentive fees	5,963,364	5,219,344
Professional fees	429,829	351,627
Redemptions payable to General Partner	-	350,001
Redemptions payable to Limited Partners	1,991,971	2,110,287

Total liabilities	16,777,928	16,775,350

Partners’ Capital:
General Partner, Class Z, 3,070.7533 Redeemable Units outstanding at June 30, 2022 and December 31, 2021	4,719,196	4,078,652
Limited Partners, Class A, 108,084.9748 and 109,712.3338 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively	401,048,687	353,170,511
Limited Partners, Class Z, 3,112.4102 and 3,469.9432 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively	4,783,214	4,608,867

Total partners’ capital (net asset value)	410,551,097	361,858,030

Total liabilities and partners’ capital	$427,329,025	$378,633,380

Net asset value per Redeemable Unit:
Class A	$3,710.49	$3,219.06

Class Z	$1,536.82	$1,328.23

(1)
Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
June 30, 2022
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,462	$(477,073)	(0.12)%
Energy
NAT GAS LAST DAY Dec22	324	9,511,700	2.32
GLOBEX NAT GAS LD DEC23	281	6,207,880	1.51
NATURAL GAS FUTR Nov22	2,180	14,869,875	3.62
NATURAL GAS FUTR Nov23	2,901	10,265,530	2.50
NATURAL GAS FUTR Dec22	2,396	16,426,675	4.00
NATURAL GAS FUTR JAN23	331	(6,208,482)	(1.51)
Other	6,809	11,634,562	2.83
Grains	525	(2,054,428)	(0.50)
Indices	575	255,952	0.06
Interest Rates U.S.	165	236,852	0.06
Interest Rates Non-U.S.	26	(8,312)	(0.00) *
Livestock	91	(24,600)	(0.01)
Metals	233	(210,777)	(0.05)
Softs	1,084	(1,966,478)	(0.47)

Total futures contracts purchased		58,458,876	14.24

Futures Contracts Sold
Currencies	688	532,132	0.13
Energy
GLOBEX NAT GAS LD MAR24	281	(5,575,330)	(1.36)
Henry LD1 Fix FUT Jan 2023	1,136	5,259,540	1.28
NATURAL GAS FUTR APR23	2,284	(5,907,485)	(1.44)
NATURAL GAS FUTR OCT22	494	9,922,070	2.42
Other	11,250	(6,223,949)	(1.52)
Grains	337	1,169,940	0.28
Indices	1,050	1,776,971	0.43
Interest Rates U.S.	425	21,601	0.01
Interest Rates Non-U.S.	1,779	(121,810)	(0.03)
Livestock	68	(26,080)	(0.01)
Metals	250	772,553	0.19
Softs	977	909,893	0.23

Total futures contracts sold		2,510,046	0.61

Net unrealized appreciation on open futures contracts		$60,968,922	14.85%

Unrealized Depreciation on Open Forward Contracts
Metals	10	$(137,234)	(0.03)%

Total unrealized depreciation on open forward contracts		(137,234)	(0.03)

Net unrealized depreciation on open forward contracts		$(137,234)	(0.03)%

Options Purchased
Calls
Energy	1,178	$19,239,645	4.68%
Puts
Energy	712	71,514	0.02

Total options purchased (premiums paid $3,342,980)		$19,311,159	4.70%

Options Written
Calls
Energy	703	$(6,638,515)	(1.61)%
Puts
Energy	1,528	(808,844)	(0.20)

Total options written (premiums received $3,981,140)		$(7,447,359)	(1.81)%

Investment in the Funds
CMF TT II, LLC		$83,692,035	20.39%
CMF NL Master Fund LLC		34,162,287	8.32
CMF Drakewood Master Fund LLC		28,298,635	6.89

Total investment in the Funds		$146,152,957	35.60%

*	Due to rounding.

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$327,554	$5,185	$376,951	$26,860
Interest income allocated from the Funds	135,159	2,209	140,358	9,314

Total investment income	462,713	7,394	517,309	36,174

Expenses:
Expenses allocated from the Funds	388,773	1,110,826	4,045,750	2,843,919
Clearing fees related to direct investments	522,744	542,526	1,020,568	1,129,212
Ongoing selling agent fees	779,757	675,223	1,484,871	1,333,430
Management fees	842,446	793,670	1,551,659	1,550,604
General Partner fees	796,848	690,934	1,516,568	1,364,471
Incentive fees	3,940,527	3,372,988	9,148,376	5,941,753
Professional fees	248,380	278,280	476,680	516,717

Total expenses	7,519,475	7,464,447	19,244,472	14,680,106

Net investment loss	(7,056,762)	(7,457,053)	(18,727,163)	(14,643,932)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(20,502,359)	14,768,372	(24,866,646)	25,200,395
Net realized gains (losses) on closed contracts allocated from the Funds	9,544,984	10,399,523	26,672,949	25,235,488
Net change in unrealized gains (losses) on open contracts	37,067,063	3,469,401	68,566,284	8,041,036
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(5,491,921)	1,854,981	3,288,301	(2,873,014)

Total trading results	20,617,767	30,492,277	73,660,888	55,603,905

Net income (loss)	$13,561,005	$23,035,224	$54,933,725	$40,959,973

Net income (loss) per Redeemable Unit*:
Class A	$120.53	$193.03	$491.43	$338.35

Class Z	$52.75	$81.62	$208.59	$143.39

Weighted average Redeemable Units outstanding:
Class A	109,325.4691	115,298.9925	109,365.9485	118,870.1398

Class Z	6,229.4345	6,931.8882	6,082.6125	7,170.5195

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	4,577,943	1,589.4440	269,685	226.3990	4,847,628	1,815.8430
Redemptions - General Partner	-	-	(575,000)	(490.0250)	(575,000)	(490.0250)
Redemptions - Limited Partners	(45,687,500)	(15,749.1480)	(597,267)	(493.1050)	(46,284,767)	(16,242.2530)
Net income (loss)	39,934,209	-	1,025,764	-	40,959,973	-

Partners’ Capital, June 30, 2021	$349,458,235	112,436.1918	$8,744,344	6,844.6055	$358,202,579	119,280.7973

Partners’ Capital, March 31, 2021	$341,209,822	117,051.7878	$8,248,832	6,897.4115	$349,458,654	123,949.1993
Subscriptions - Limited Partners	2,058,000	698.4550	250,000	209.0420	2,308,000	907.4970
Redemptions - Limited Partners	(16,275,477)	(5,314.0510)	(323,822)	(261.8480)	(16,599,299)	(5,575.8990)
Net income (loss)	22,465,890	-	569,334	-	23,035,224	-

Partners’ Capital, June 30, 2021	$349,458,235	112,436.1918	$8,744,344	6,844.6055	$358,202,579	119,280.7973

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	10,334,964	2,923.4660	1,000,000	673.8230	11,334,964	3,597.2890
Redemptions - Limited Partners	(16,165,859)	(4,550.8250)	(1,409,763)	(1,031.3560)	(17,575,622)	(5,582.1810)
Net income (loss)	53,709,071	-	1,224,654	-	54,933,725	-

Partners’ Capital, June 30, 2022	$401,048,687	108,084.9748	$9,502,410	6,183.1635	$410,551,097	114,268.1383

Partners’ Capital, March 31, 2022	$389,705,594	108,554.2008	$8,244,907	5,555.6115	$397,950,501	114,109.8123
Subscriptions - Limited Partners	6,721,964	1,831.1540	1,000,000	673.8230	7,721,964	2,504.9770
Redemptions - Limited Partners	(8,611,262)	(2,300.3800)	(71,111)	(46.2710)	(8,682,373)	(2,346.6510)
Net income (loss)	13,232,391	-	328,614	-	13,561,005	-

Partners’ Capital, June 30, 2022	$401,048,687	108,084.9748	$9,502,410	6,183.1635	$410,551,097	114,268.1383

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), NL Master (as defined below) and Drakewood Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of June 30, 2022, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT and Greenwave. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
During the reporting periods ended June 30, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
T
he Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF NL Master Fund LLC (“NL Master”) and CMF Drakewood Master Fund LLC (“Drakewood Master”) have, and prior to its full redemption, FORT Contrarian Master had, entered into futures brokerage account agreements with MS&Co. Transtrend Master, NL Master and Drakewood Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, FORT Contrarian Master.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by
12
).
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2022 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Partnership’s Investment in the Funds.
The Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of FORT Contrarian Master.
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
first-o
ut
method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.
The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $24,264,575 and $17,796,571, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

denominated in foreign currencies of $165,428 (cost of $71,449) and $(325,571) (proceeds of $302,404) at June 30, 2022 and December 31, 2021, respectively.
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
10-K
for the year ended December 31, 2021.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$183.76	$75.89	$256.29	$105.12	$659.20	$270.96	$458.82	$188.47
Net investment loss	(63.23)	(23.14)	(63.26)	(23.50)	(167.77)	(62.37)	(120.47)	(45.08)

Increase (decrease) for the period	120.53	52.75	193.03	81.62	491.43	208.59	338.35	143.39
Net asset value per Redeemable Unit, beginning of period	3,589.96	1,484.07	2,915.03	1,195.93	3,219.06	1,328.23	2,769.71	1,134.16

Net asset value per Redeemable Unit, end of period	$3,710.49	$1,536.82	$3,108.06	$1,277.55	$3,710.49	$1,536.82	$3,108.06	$1,277.55

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.0)%	(3.4)%	(5.0)%	(4.2)%	(6.4)%	(5.6)%	(6.1)%	(5.3)%

Operating expenses	3.5%	2.9%	3.8%	3.0%	3.5%	2.8%	3.8%	3.0%
Incentive fees	1.0%	1.0%	1.2%	1.2%	3.2%	3.1%	2.3%	2.3%

Total expenses	4.5%	3.9%	5.0%	4.2%	6.7%	5.9%	6.1%	5.3%

Total return:
Total return before incentive fees	4.3%	4.5%	7.8%	8.0%	18.7%	19.0%	14.6%	15.1%
Incentive fees	(0.9)%	(0.9)%	(1.2)%	(1.2)%	(3.4)%	(3.3)%	(2.4)%	(2.5)%

Total return after incentive fees	3.4%	3.6%	6.6%	6.8%	15.3%	15.7%	12.2%	12.6%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 was 44,481 and 56,049, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 was 44,915 and 51,978, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 was 3 and 0, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 was 2 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 was 6,375 and 5,059, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 was 6,898 and 5,168, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$125,138,611	$(64,169,689)	$60,968,922	$-	$-	$60,968,922

Total assets	$125,138,611	$(64,169,689)	$60,968,922	$-	$-	$60,968,922

Liabilities
Futures	$(64,169,689)	$64,169,689	$-	$-	$-	$-
Forwards	(137,234)	-	(137,234)	-	137,234	-

Total liabilities	$(64,306,923)	$64,169,689	$(137,234)	$-	$137,234	$-

Net fair value						$60,968,922	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Total assets	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Liabilities
Futures	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Total liabilities	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Net fair value						$-	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
Assets
Futures Contracts
Currencies	$776,235
Energy	117,302,628
Grains	1,282,155
Indices	2,504,018
Interest Rates U.S.	509,761
Interest Rates Non-U.S.	769,982
Livestock	43,370
Metals	823,178
Softs	1,127,284

Total unrealized appreciation on open futures contracts	125,138,611

Liabilities
Futures Contracts
Currencies	(721,176)
Energy	(57,120,042)
Grains	(2,166,643)
Indices	(471,095)
Interest Rates U.S.	(251,308)
Interest Rates Non-U.S.	(900,104)
Livestock	(94,050)
Metals	(261,402)
Softs	(2,183,869)

Total unrealized depreciation on open futures contracts	(64,169,689)

Net unrealized appreciation on open futures contracts	$60,968,922	*

Liabilities
Forward Contracts
Metals	$(137,234)

Total unrealized depreciation on open forward contracts	(137,234)

Net unrealized depreciation on open forward contracts	$(137,234)	**

Assets
Options Purchased
Energy	$19,311,159

Total options purchased	$19,311,159	***

Liabilities
Options Written
Energy	$(7,447,359)

Total options written	$(7,447,359)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2022		2021		2022		2021
Currencies	$4,945,698		$(1,462,612)		$5,103,534		$(3,128,362)
Energy	7,273,670		18,289,623		26,168,859		23,544,596
Grains	(1,093,915)		3,919,964		343,588		6,314,308
Indices	10,458,002		3,169,181		15,173,055		6,480,380
Interest Rates U.S.	(447,172)		(4,948,545)		1,784,636		(222,585)
Interest Rates Non-U.S.	4,278,681		(2,447,975)		4,196,123		(3,892,477)
Livestock	(998,359)		477,416		(1,303,691)		1,060,958
Metals	(6,344,276)		878,244		(6,360,313)		2,432,004
Softs	(1,507,625)		362,477		(1,406,153)		652,609

Total	$16,564,704	*****	$18,237,773	*****	$43,699,638	*****	$33,241,431	*****

*****   This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$125,138,611	$61,937,782	$63,200,829	$-
Options purchased	19,311,159	19,311,159	-	-

Total assets	$144,449,770	$81,248,941	$63,200,829	$-

Liabilities
Futures	$64,169,689	$33,928,226	$30,241,463	$-
Forwards	137,234	-	137,234	-
Options written	7,447,359	7,447,359	-	-

Total liabilities	$71,754,282	$41,375,585	$30,378,697	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$40,087,611	$40,087,611	$-	$-
Options purchased	13,241,142	13,241,142	-	-

Total assets	$53,328,753	$53,328,753	$-	$-

Liabilities
Futures	$41,488,254	$41,488,254	$-	$-
Options written	6,649,119	6,649,119	-	-

Total liabilities	$48,137,373	$48,137,373	$-	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2022 and December 31, 2021, respectively.

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
On May 1, 2022, the Partnership allocated a portion of its assets to Drakewood Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Drakewood Master permits accounts managed by Drakewood using the Drakewood Prospect Fund Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of Drakewood Master. Individual and pooled accounts managed by Drakewood, including the Partnership, are permitted to be members of Drakewood Master. The Trading Manager and Drakewood believe that trading through this structure promotes efficiency and economy in the trading process.
On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. The Partnership fully redeemed its investment in FORT Contrarian Master on October 31, 2021.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2022.
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
As of June 30, 2022, the Partnership owned 100.0% of Transtrend Master, approximately 71.1% of NL Master and approximately 72.3% of Drakewood Master. At December 31, 2021, the Partnership owned 100.0% of Transtrend Master and approximately 74.0% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$89,412,709	$5,720,674	$83,692,035
NL Master	48,143,486	149,486	47,994,000
Drakewood Master	39,995,976	877,976	39,118,000

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$59,771,411	$3,191,408	$56,580,003
NL Master	50,260,292	8,006,342	42,253,950

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(261,180)	$410,856	$149,676
NL Master	17,036	7,158,232	7,175,268
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

	For the six months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(3,883,677)	$21,478,088	$17,594,411
NL Master	(22,788)	13,766,600	13,743,812
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

	For the three months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,026,186)	$5,011,100	$3,984,914
FORT Contrarian Master	(39,086)	2,214,537	2,175,451
NL Master	(59,284)	6,877,987	6,818,703

	For the six months ended June 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(2,683,237)	$13,967,058	$11,283,821
FORT Contrarian Master	(78,153)	1,135,971	1,057,818
NL Master	(96,930)	9,720,845	9,623,915
(a) From May 1, 2022, commencement of operations for Drakewood Master, through June 30, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	June 30, 2022		For the three months ended June 30, 2022
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	20.39%	$83,692,035	$481,931	$105,117	$17,000	$195,166	$14,972	$149,676	Commodity Portfolio	Monthly
NL Master	8.32%	34,162,287	5,216,399	11,416	11,010	-	-	5,193,973	Commodity Portfolio	Monthly
Drakewood Master (a)	6.89%	28,298,635	(1,510,108)	21,804	12,288	-	-	(1,544,200)	Commodity Portfolio	Monthly

Total		$146,152,957	$4,188,222	$138,337	$40,298	$195,166	$14,972	$3,799,449

	June 30, 2022		For the six months ended June 30, 2022
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	20.39%	$83,692,035	$21,550,037	$244,092	$34,000	$339,922	$3,337,612	$17,594,411	Commodity Portfolio	Monthly
NL Master	8.32%	34,162,287	10,061,679	33,803	22,229	-	-	10,005,647	Commodity Portfolio	Monthly
Drakewood Master (a)	6.89%	28,298,635	(1,510,108)	21,804	12,288	-	-	(1,544,200)	Commodity Portfolio	Monthly

Total		$146,152,957	$30,101,608	$299,699	$68,517	$339,922	$3,337,612	$26,055,858

	December 31, 2021		For the three months ended June 30, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	15.64%	$56,580,003	$5,011,703	$105,620	$15,751	$146,502	$758,916	$3,984,914	Commodity Portfolio	Monthly
FORT Contrarian Master	-%	-	2,215,659	27,231	12,977	-	-	2,175,451	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	5,029,351	33,593	10,236	-	-	4,985,522	Commodity Portfolio	Monthly

Total		$87,850,946	$12,256,713	$166,444	$38,964	$146,502	$758,916	$11,145,887

	December 31, 2021		For the six months ended June 30, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	15.64%	$56,580,003	$13,968,435	$214,430	$32,335	$288,813	$2,149,037	$11,283,820	Commodity Portfolio	Monthly
FORT Contrarian Master	-%	-	1,142,287	56,249	28,219	-	-	1,057,819	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	7,261,066	52,761	22,075	-	-	7,186,230	Commodity Portfolio	Monthly

Total		$87,850,946	$22,371,788	$323,440	$82,629	$288,813	$2,149,037	$19,527,869

(a)	The Partnership first invested in Drakewood Master on May1, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.2% to 3.2% of the Partnership’s/Funds’ contracts are traded OTC.
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2022.
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
For the six months ended June 30, 2022, the Partnership’s capital increased 13.5% from $361,858,030 to $410,551,097. This increase was attributable to subscriptions of 2,923.4660 Class A limited partner Redeemable Units totaling $10,334,964, 673.8230 Class Z limited partner Redeemable Units totaling $1,000,000 and net income of $54,933,725, which was partially offset by redemptions of 4,550.8250 Class A limited partner Redeemable Units totaling $16,165,859 and redemptions of 1,031.3560 Class Z limited partner Redeemable Units totaling $1,409,763. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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

Results of Operations
During the Partnership’s second quarter of 2022, the net asset value per Redeemable Unit for Class A increased 3.4% from $3,589.96 to $3,710.49, as compared to an increase of 6.6% in the second quarter of 2021. During the Partnership’s second quarter of 2022, the net asset value per Redeemable Unit for Class Z increased 3.6% from $1,484.07 to $1,536.82, as compared to an increase of 6.8% in the second quarter of 2021. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2022 of $20,617,767. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices and U.S. and
non-U.S.
interest rates and were partially offset by losses in grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2021 of $30,492,277. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, livestock, metals and softs and were partially offset by losses in currencies and U.S. and
non-U.S.
interest rates.
During the second quarter, the Partnership’s most significant gains were achieved within the energies during April and May from long positions in a variety of energy products as high global demand continued amid widespread supply shortfalls. Further gains were achieved within the global stock index sector during April and June from short positions in U.S. equity index futures as stock prices fell amid speculation the global economy was moving towards a recession. Within the global fixed income sector, gains were recorded during April and June from short positions in U.S. and European fixed income futures as global central banks stepped up measures to battle decades-high inflation. Gains within the currencies were recorded during April and June from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets from long positions in gold futures as a strengthening U.S. dollar throughout the quarter diminished demand for precious metals. Additional losses were experienced within the agricultural markets during June from long positions in grains and soft commodity markets as prices reversed lower following a bullish run to start the year.
During the Partnership’s six months ended June 30, 2022, the net asset value per Redeemable Unit for Class A increased 15.3% from $3,219.06 to $3,710.49, as compared to an increase of 12.2% during the six months ended June 30, 2021. During the Partnership’s six months ended June 30, 2022, the net asset value per Redeemable Unit for Class Z increased 15.7% from $1,328.23 to $1,536.82, as compared to an increase of 12.6% during the six months ended June 30, 2021. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2022 of $73,660,888. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and U.S. and
non-U.S.
interest rates and were partially offset by losses in livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2021 of $55,603,905. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies and
non-U.S.
interest rates.
During the first six months of the year, the most notable gains were achieved within the energy markets during January, February, March, April and May from long positions in natural gas, European electrical power, Brent crude oil, and coal futures as energy prices surged on the combination of the impact the Russian invasion of Ukraine had on global energy supplies and growing consumption demand. Additional gains were recorded within the global fixed income sector during March and April from short positions in U.S. and European fixed income futures as prices declined amid an outlook for central banks to be aggressive in raising interest rates to combat inflation. Further gains were achieved within the global stock index sector during April and June from short positions in U.S. equity index futures as stock prices fell amid speculation the global economy was moving towards a recession. Gains within the currencies were recorded during April and June from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened. Additional gains were achieved in the agricultural markets during February and April from long positions in wheat, corn, and soybean futures as prices rallied amid concern Russia’s invasion of Ukraine would curtail grain exports from Ukrainian farms. A portion of the Partnership’s gains during the first six months of the year was offset by losses incurred within the metals markets throughout the second quarter from long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals.
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

As of June 30, 2022, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2022 increased by $455,319 and $481,135, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher
4-week
U.S. Treasury bill discount rates along with higher average daily equity during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2022 decreased by $19,782 and $108,644, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and six months ended June 30, 2022 increased by $104,534 and $151,441, respectively, as compared to the corresponding periods in 2021. The increase in ongoing selling agent fees was primarily due to higher average adjusted net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2022 increased by $97,440 and $52,164, respectively, as compared to the corresponding periods in 2021. The increase in management fees was due to higher average adjusted net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2022 increased by $105,914 and $152,097, respectively, as compared to the corresponding periods in 2021. The increase in the General Partner fees was due to higher average adjusted net assets during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $3,955,499 and $12,485,988, respectively. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $4,131,904 and $8,090,790, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of June 30, 2022 and March 31, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2022	June 30, 2022 (percentage of Partners’ Capital)	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)
Transtrend	$83,691,737	20%	$84,700,354	21%
Northlander	$32,264,884	8%	$27,298,425	7%
Drakewood	$28,298,635	7%	$-	0%
JSCL	$117,699,316	29%	$115,637,026	29%
Pan	$30,503,441	7%	$29,584,953	7%
Quantica	$65,597,652	16%	$59,117,071	15%
Breakout	$22,677,855	6%	$22,394,017	6%
Unallocated	$29,817,577	7%	$59,218,655	15%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Pan, Quantica and Breakout directly trade, and Greenwave directly traded, managed accounts in the name of the Partnership. As of June 30, 2022, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave, Quantica and Breakout, as applicable) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Partnership’s total capitalization was $410,551,097.
June 30, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,611,636	2.83%
Energy	16,635,146	4.05
Grains	2,010,346	0.49
Indices	5,192,393	1.26
Interest Rates U.S.	1,334,308	0.33
Interest Rates Non-U.S.	5,355,518	1.30
Livestock	361,584	0.09
Metals	5,015,523	1.22
Softs	1,216,030	0.30

Total	$48,732,484	11.87%

As of December 31, 2021, the Partnership’s total capitalization was $361,858,030.
December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,342,187	2.03%
Energy	14,090,651	3.89
Grains	2,932,799	0.81
Indices	6,845,313	1.89
Interest Rates U.S.	1,437,916	0.40
Interest Rates Non-U.S.	2,696,233	0.75
Livestock	952,985	0.26
Metals	2,477,971	0.68
Softs	2,377,888	0.66

Total	$41,153,943	11.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended June 30, 2022 and the twelve months ended December 31, 2021, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.
At June 30, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
June 30, 2022

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2022
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,606,763	0.88%	$4,720,269	$1,788,506	$3,393,411
Energy	9,803,897	2.39	12,629,884	4,613,383	9,560,727
Grains	1,051,570	0.26	3,495,526	1,047,833	2,420,803
Indices	3,772,791	0.92	9,624,958	2,602,896	5,757,473
Interest Rates U.S.	768,006	0.19	2,478,855	746,482	1,352,626
Interest Rates Non-U.S.	2,510,285	0.61	2,996,636	1,400,912	2,165,174
Livestock	150,315	0.04	806,383	150,315	535,746
Metals	1,480,654	0.36	4,325,970	-	2,581,811
Softs	562,788	0.14	2,031,110	562,788	1,445,076

Total	$23,707,069	5.79%

*	Average of daily Values at Risk.
At December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2021
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,289	0.51%	$6,665,910	$1,679,705	$3,854,279
Energy	8,607,368	2.38	10,751,047	4,470,947	7,043,654
Grains	858,443	0.24	3,853,094	726,045	1,834,983
Indices	2,539,386	0.70	11,729,602	2,092,198	4,777,741
Interest Rates U.S.	553,290	0.15	3,783,562	313,058	1,505,505
Interest Rates Non-U.S.	752,788	0.21	6,868,118	645,511	3,606,934
Livestock	269,610	0.07	977,708	93,704	559,894
Metals	1,078,797	0.30	3,978,117	676,242	2,299,063
Softs	1,086,622	0.30	3,534,137	1,006,127	1,662,532

Total	$17,586,593	4.86%

*	Annual average of daily Values at Risk.

At June 30, 2022, Transtrend Master’s total capitalization was $83,692,035 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2022, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
June 30, 2022

Market Sector	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2022
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,812,092	9.33%	$8,876,351	$5,863,006	$7,457,295
Energy	2,468,776	2.95	3,133,454	580,028	2,539,993
Grains	958,776	1.15	2,576,615	958,776	2,269,176
Indices	1,419,602	1.70	2,534,322	920,610	2,016,270
Interest Rates U.S.	566,302	0.68	1,562,886	463,902	1,053,515
Interest Rates Non-U.S.	2,845,233	3.40	2,887,742	763,706	1,673,549
Livestock	211,269	0.25	703,716	42,020	413,339
Metals	439,493	0.53	1,643,826	-	867,022
Softs	653,242	0.78	1,253,350	621,867	1,016,612

Total	$17,374,785	20.77%

*	Average of daily Values at Risk.
At December 31, 2021, Transtrend Master’s total capitalization was $56,580,003 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2021, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:
December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2021
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,501,898	9.72%	$6,059,954	$2,844,891	$4,276,357
Energy	1,609,110	2.84	2,823,937	1,010,513	1,917,083
Grains	2,074,356	3.67	2,194,459	690,338	1,453,799
Indices	4,305,927	7.61	4,524,201	1,398,613	2,638,501
Interest Rates U.S.	884,626	1.56	1,273,527	110,012	722,704
Interest Rates Non-U.S.	1,943,445	3.43	4,360,437	555,327	2,185,233
Livestock	683,375	1.21	800,030	152,062	493,212
Metals	1,399,174	2.47	2,536,086	794,627	1,488,952
Softs	1,291,266	2.28	1,992,444	750,065	1,212,201

Total	$19,693,177	34.79%

*	Annual average of daily Values at Risk.

At June 30, 2022, NL Master’s total capitalization was $47,994,000 and the Partnership owned approximately 71.1% of NL Master. As of June 30, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:
June 30, 2022

			Three Months Ended June 30, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$6,135,687	12.78%	$11,543,208	$5,984,337	$7,525,924

Total	$6,135,687	12.78%

*	Average of daily Values at Risk.
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
At June 30, 2022, Drakewood Master’s total capitalization was $39,118,000 and the Partnership owned approximately 72.3% of Drakewood Master. As of June 30, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:
June 30, 2022

			Three Months Ended June 30, 2022 *
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Currencies	$266,640	0.68%	$282,436	$-	$174,298
Metals	4,281,295	10.94	4,555,817	36,300	3,287,087

Total	$4,547,935	11.62%

*	From May 1, 2022, commencement of operations for Drakewood Master, through June 30, 2022.

**	Average of daily Values at Risk.

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
and
15d-15(e)
under the Exchange Act) as of June 30, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).
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
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2021 Audited Financial Statement.
In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions or regulatory investigations include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-
and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.
In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending. On June 30, 2022, a magistrate judge issued recommendations that the court certify a class.
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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 and under Part II, Item, 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended June 30, 2022, there were subscriptions of 1,831.1540 Class A Redeemable Units totaling $6,721,964 and 673.8230 Class Z Redeemable Units totaling $1,000,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	608.4370	$3,777.90	N/A	N/A	N/A	N/A
May 1, 2022 - May 31, 2022	1,174.2590	$3,740.05	N/A	N/A	N/A	N/A
June 1, 2022 - June 30, 2022	517.6840	$3,710.49	46.2710	$1,536.82	N/A	N/A
	2,300.3800	$3,743.41	46.2710	$1,536.82

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
outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to June 30, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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
Date: August 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.