Form 10-Q
period 2022-09-30
CERES ORION L.P.
filed 2022-11-10
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).

Yes

No
X
As

of October 31, 2022,
104,214.6338
Limited Partnership Class A Redeemable Units were outstanding and
3,857.9452
Limited Partnership Class Z
Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investment in the Funds (1) , at fair value	$146,356,617	$87,850,946
Redemptions receivable from the Funds	280,340	4,643,766

Equity in trading account:
Unrestricted cash	166,090,056	255,092,796
Restricted cash	39,621,137	17,796,571
Net unrealized appreciation on open futures contracts	81,604,166	-
Options purchased, at fair value (premiums paid $2,076,930 and $6,040,660 at September 30, 2022 and December 31, 2021, respectively)	9,249,770	13,241,142
Net unrealized appreciation on open forward contracts	91,174	-

Total equity in trading account	296,656,303	286,130,509

Interest receivable	474,075	8,159

Total assets	$443,767,335	$378,633,380

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,400,643
Options written, at fair value (premiums received $3,127,675 and $5,733,790 at September 30, 2022 and December 31, 2021, respectively)	5,975,963	6,649,119
Accrued expenses:
Ongoing selling agent fees	266,689	225,873
Management fees	322,340	237,202
General Partner fees	273,230	231,254
Incentive fees	8,411,290	5,219,344
Professional fees	356,887	351,627
Redemptions payable to General Partner	-	350,001
Redemptions payable to Limited Partners	7,085,071	2,110,287

Total liabilities	22,691,470	16,775,350

Partners’ Capital:
General Partner, Class Z, 3,070.7533 Redeemable Units outstanding at September 30, 2022 and December 31, 2021	4,937,959	4,078,652
Limited Partners, Class A, 105,861.7338 and 109,712.3338 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	410,224,094	353,170,511
Limited Partners, Class Z, 3,677.6032 and 3,469.9432 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	5,913,812	4,608,867

Total partners’ capital (net asset value)	421,075,865	361,858,030

Total liabilities and partners’ capital	$443,767,335	$378,633,380

Net asset value per Redeemable Unit:
Class A	$3,875.09	$3,219.06

Class Z	$1,608.06	$1,328.23

(1)
Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
September 30, 2022
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,027	$(74,702)	(0.02)%
Energy
NAT GAS LAST DAY Dec22	324	14,070,380	3.34
GLOBEX NAT GAS LD DEC23	281	8,073,720	1.92
Henry LD1 Fix FUT Nov22	1,976	19,204,435	4.56
Henry LD1 Fix FUT Nov23	2,901	14,986,908	3.56
Henry LD1 Fix FUT Dec22	2,319	23,705,308	5.63
NATURAL GAS FUTR JAN23	312	(5,633,076)	(1.34)
Henry LD1 Fix FUT Dec23	1,048	4,750,740	1.13
Other	6,193	13,497,877	3.21
Grains	707	(281,570)	(0.07)
Indices	715	(1,380,557)	(0.33)
Interest Rates U.S.	178	(33,945)	(0.01)
Interest Rates Non-U.S.	65	(29,963)	(0.01)
Livestock	117	(229,284)	(0.05)
Metals	358	(600,996)	(0.14)
Softs	1,237	(1,165,225)	(0.28)

Total futures contracts purchased		88,860,050	21.10

Futures Contracts Sold
Currencies	1,032	1,318,823	0.31
Energy
GLOBEX NAT GAS LD MAR24	281	(6,803,300)	(1.62)
Henry LD1 Fix FUT Apr23	2,300	(9,029,763)	(2.14)
NATURAL GAS FUTR DEC22	524	5,091,920	1.21
NATURAL GAS FUTR NOV22	889	11,129,850	2.64
Other	11,075	(17,932,584)	(4.26)
Grains	426	221,696	0.05
Indices	1,724	3,064,935	0.73
Interest Rates U.S.	728	1,245,766	0.30
Interest Rates Non-U.S.	1,938	3,232,997	0.77
Livestock	87	43,060	0.01
Metals	341	886,785	0.21
Softs	1,016	273,931	0.07

Total futures contracts sold		(7,255,884)	(1.72)

Net unrealized appreciation on open futures contracts		$81,604,166	19.38%

Unrealized Appreciation on Open Forward Contracts
Metals	57	$238,742	0.06%

Total unrealized appreciation on open forward contracts		238,742	0.06

Unrealized Depreciation on Open Forward Contracts
Metals	36	$(147,568)	(0.04)%

Total unrealized depreciation on open forward contracts		(147,568)	(0.04)

Net unrealized appreciation on open forward contracts		$91,174	0.02%

Options Purchased
Calls
Energy	519	$9,099,903	2.16%
Puts
Energy	786	149,867	0.04

Total options purchased (premiums paid $2,076,930)		$9,249,770	2.20%

Options Written
Calls
Energy	376	$(5,062,670)	(1.20)%
Puts
Energy	983	(913,293)	(0.22)

Total options written (premiums received $3,127,675)		$(5,975,963)	(1.42)%

Investment in the Funds
CMF TT II, LLC		$85,272,282	20.25%
CMF NL Master Fund LLC		32,621,366	7.75
CMF Drakewood Master Fund LLC		28,462,969	6.76

Total investment in the Funds		$146,356,617	34.76%

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$1,197,922	$20,761	$1,574,873	$47,621
Interest income allocated from the Funds	524,789	6,266	665,147	15,580

Total investment income	1,722,711	27,027	2,240,020	63,201

Expenses:
Expenses allocated from the Funds	736,544	1,675,149	4,782,294	4,519,068
Clearing fees related to direct investments	321,692	622,799	1,342,260	1,752,011
Ongoing selling agent fees	777,225	679,755	2,262,096	2,013,185
Management fees	939,482	812,145	2,491,141	2,362,749
General Partner fees	795,286	695,678	2,311,854	2,060,149
Incentive fees	3,583,367	2,923,320	12,731,743	8,865,073
Professional fees	247,377	243,961	724,057	760,678

Total expenses	7,400,973	7,652,807	26,645,445	22,332,913

Net investment loss	(5,678,262)	(7,625,780)	(24,405,425)	(22,269,712)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	6,927,338	5,311,174	(17,939,308)	30,511,569
Net realized gains (losses) on closed contracts allocated from the Funds	(7,585,397)	7,432,035	19,087,552	32,667,523
Net change in unrealized gains (losses) on open contracts	12,659,652	1,573,478	81,225,936	9,614,514
Net change in unrealized gains (losses) on open contracts allocated from the Funds	11,893,236	4,271,681	15,181,537	1,398,667

Total trading results	23,894,829	18,588,368	97,555,717	74,192,273

Net income (loss)	$18,216,567	$10,962,588	$73,150,292	$51,922,561

Net income (loss) per Redeemable Unit*:
Class A	$164.60	$95.05	$656.03	$433.40

Class Z	$71.24	$41.58	$279.83	$184.97

Weighted average Redeemable Units outstanding:
Class A	108,191.8841	112,121.4948	108,974.5937	116,620.5915

Class Z	6,482.3258	6,797.4568	6,215.8503	7,046.1653

  *  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	5,582,943	1,911.2390	269,685	226.3990	5,852,628	2,137.6380
Redemptions - General Partner	-	-	(575,000)	(490.0250)	(575,000)	(490.0250)
Redemptions - Limited Partners	(51,189,442)	(17,477.0960)	(688,845)	(563.8280)	(51,878,287)	(18,040.9240)
Net income (loss)	50,613,920	-	1,308,641	-	51,922,561	-

Partners’ Capital, September 30, 2021	$355,641,004	111,030.0388	$8,935,643	6,773.8825	$364,576,647	117,803.9213

Partners’ Capital, June 30, 2021	$349,458,235	112,436.1918	$8,744,344	6,844.6055	$358,202,579	119,280.7973
Subscriptions - Limited Partners	1,005,000	321.7950	-	-	1,005,000	321.7950
Redemptions - Limited Partners	(5,501,942)	(1,727.9480)	(91,578)	(70.7230)	(5,593,520)	(1,798.6710)
Net income (loss)	10,679,711	-	282,877	-	10,962,588	-

Partners’ Capital, September 30, 2021	$355,641,004	111,030.0388	$8,935,643	6,773.8825	$364,576,647	117,803.9213

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	13,397,264	3,750.4500	1,865,000	1,239.0160	15,262,264	4,989.4660
Redemptions - Limited Partners	(27,784,958)	(7,601.0500)	(1,409,763)	(1,031.3560)	(29,194,721)	(8,632.4060)
Net income (loss)	71,441,277	-	1,709,015	-	73,150,292	-

Partners’ Capital, September 30, 2022	$410,224,094	105,861.7338	$10,851,771	6,748.3565	$421,075,865	112,610.0903

Partners’ Capital, June 30, 2022	$401,048,687	108,084.9748	$9,502,410	6,183.1635	$410,551,097	114,268.1383
Subscriptions - Limited Partners	3,062,300	826.9840	865,000	565.1930	3,927,300	1,392.1770
Redemptions - Limited Partners	(11,619,099)	(3,050.2250)	-	-	(11,619,099)	(3,050.2250)
Net income (loss)	17,732,206	-	484,361	-	18,216,567	-

Partners’ Capital, September 30, 2022	$410,224,094	105,861.7338	$10,851,771	6,748.3565	$421,075,865	112,610.0903

See accompanying notes to financial statements.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

1.	Organization:
Ceres Orion L.P. (the “Partnership”) is a limited partnership organized on March
22
,
1999
, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, livestock, indices, United States (“U.S.”) and
non-U.S.
interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June
10
,
1999
. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no
maximum number of Redeemable Units that may be sold by the Partnership. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
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
As of September 30, 2022, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Pan Capital Management L.P. (“Pan”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT and Greenwave. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended September 30, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at a flat annual rate equal to
0.75
% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by
0.75
% and dividing the result thereof by
12)
. Class Z Redeemable Units are not subject to an ongoing selling agent fee. The Partnership may pay an ongoing selling agent fee to other properly licensed and/or registered selling agents who sell Class A Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Class A Redeemable Units.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2023 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12).
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2022 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $39,621,137 and $17,796,571, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

denominated in foreign currencies of $1,468,049 (cost of $1,400,662) and $(325,571) (proceeds of $302,404) at September 30, 2022 and December 31, 2021, respectively.
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
for the year ended December 31, 2021.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$215.96	$90.02	$161.56	$66.44	$875.39	$360.45	$620.14	$254.83
Net investment loss	(51.36)	(18.78)	(66.51)	(24.86)	(219.36)	(80.62)	(186.74)	(69.86)

Increase (decrease) for the period	164.60	71.24	95.05	41.58	656.03	279.83	433.40	184.97
Net asset value per Redeemable Unit, beginning of period	3,710.49	1,536.82	3,108.06	1,277.55	3,219.06	1,328.23	2,769.71	1,134.16

Net asset value per Redeemable Unit, end of period	$3,875.09	$1,608.06	$3,203.11	$1,319.13	$3,875.09	$1,608.06	$3,203.11	$1,319.13

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(2.7)%	(1.9)%	(4.9)%	(4.2)%	(6.8)%	(5.9)%	(7.2)%	(6.5)%

Operating expenses	3.3%	2.6%	3.8%	3.0%	3.4%	2.7%	3.8%	3.0%
Incentive fees	1.0%	1.0%	1.2%	1.2%	4.1%	4.0%	3.5%	3.5%

Total expenses	4.3%	3.6%	5.0%	4.2%	7.5%	6.7%	7.3%	6.5%

Total return:
Total return before incentive fees	5.4%	5.7%	4.2%	4.4%	25.0%	25.5%	19.4%	20.1%
Incentive fees	(1.0)%	(1.1)%	(1.1)%	(1.1)%	(4.6)%	(4.4)%	(3.8)%	(3.8)%

Total return after incentive fees	4.4%	4.6%	3.1%	3.3%	20.4%	21.1%	15.6%	16.3%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 was 41,247 and 53,766, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 was 43,693 and 52,574, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 was 102 and 0, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 was 35 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 was 3,490 and 7,503, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 was 5,762 and 5,946, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
September 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$140,151,124	$(58,546,958)	$81,604,166	$-	$-	$81,604,166
Forwards	238,742	(147,568)	91,174	-	-	91,174

Total assets	$140,389,866	$(58,694,526)	$81,695,340	$-	$-	$81,695,340

Liabilities
Futures	$(58,546,958)	$58,546,958	$-	$-	$-	$-
Forwards	(147,568)	147,568	-	-	-	-

Total liabilities	$(58,694,526)	$58,694,526	$-	$-	$-	$-

Net fair value						$81,695,340	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Total assets	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Liabilities
Futures	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Total liabilities	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Net fair value						$-	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
Assets
Futures Contracts
Currencies	$1,475,951
Energy	127,322,067
Grains	1,188,058
Indices	3,489,445
Interest Rates U.S.	1,288,928
Interest Rates Non-U.S.	3,308,658
Livestock	47,785
Metals	1,167,355
Softs	862,877

Total unrealized appreciation on open futures contracts	140,151,124

Liabilities
Futures Contracts
Currencies	(231,830)
Energy	(52,209,652)
Grains	(1,247,932)
Indices	(1,805,067)
Interest Rates U.S.	(77,107)
Interest Rates Non-U.S.	(105,624)
Livestock	(234,009)
Metals	(881,566)
Softs	(1,754,171)

Total unrealized depreciation on open futures contracts	(58,546,958)

Net unrealized appreciation on open futures contracts	$81,604,166	*

Assets
Forward Contracts
Metals	$238,742

Total unrealized appreciation on open forward contracts	238,742

Liabilities
Forward Contracts
Metals	$(147,568)

Total unrealized depreciation on open forward contracts	(147,568)

Net unrealized appreciation on open forward contracts	$91,174	**

Assets
Options Purchased
Energy	$9,249,770

Total options purchased	$9,249,770	***

Liabilities
Options Written
Energy	$(5,975,963)

Total options written	$(5,975,963)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2022		2021		2022		2021
Currencies	$6,568,561		$(920,276)		$11,672,095		$(4,048,638)
Energy	8,090,798		15,055,865		34,259,657		38,600,461
Grains	(743,871)		(249,676)		(400,283)		6,064,632
Indices	3,224,610		616,320		18,397,665		7,096,700
Interest Rates U.S.	1,717,639		(1,099,893)		3,502,275		(1,322,478)
Interest Rates Non-U.S.	2,351,618		(4,380,103)		6,547,741		(8,272,580)
Livestock	(316,941)		(149,870)		(1,620,632)		911,088
Metals	(520,348)		(2,767,688)		(6,880,661)		(335,684)
Softs	(785,076)		779,973		(2,191,229)		1,432,582

Total	$19,586,990	*****	$6,884,652	*****	$63,286,628	*****	$40,126,083	*****

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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$140,151,124	$67,147,476	$73,003,648	$-
Forwards	238,742	-	238,742	-
Options purchased	9,249,770	9,249,770	-	-

Total assets	$149,639,636	$76,397,246	$73,242,390	$-

Liabilities
Futures	$58,546,958	$34,071,102	$24,475,856	$-
Forwards	147,568	-	147,568	-
Options written	5,975,963	5,975,963	-	-

Total liabilities	$64,670,489	$40,047,065	$24,623,424	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$40,087,611	$40,087,611	$-	$-
Options purchased	13,241,142	13,241,142	-	-

Total assets	$53,328,753	$53,328,753	$-	$-

Liabilities
Futures	$41,488,254	$41,488,254	$-	$-
Options written	6,649,119	6,649,119	-	-

Total liabilities	$48,137,373	$48,137,373	$-	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2022 and December 31, 2021, respectively.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2022.
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
As of September 30, 2022, the Partnership owned
100.0
% of Transtrend Master, approximately
72.4
% of NL Master and approximately
70.3
% of Drakewood Master. At December 31, 2021, the Partnership owned
100.0
% of Transtrend Master and approximately
74.0
% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$85,883,624	$611,342	$85,272,282
NL Master	45,119,448	157,777	44,961,671
Drakewood Master	41,365,935	953,549	40,412,386

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$59,771,411	$3,191,408	$56,580,003
NL Master	50,260,292	8,006,342	42,253,950

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(403,386)	$2,371,576	$1,968,190
NL Master	162,938	2,109,657	2,272,595
Drakewood Master	103,477	458,651	562,128

	For the nine months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(4,287,063)	$23,849,664	$19,562,601
NL Master	140,150	15,876,257	16,016,407
Drakewood Master (a)	97,288	(1,671,264)	(1,573,976)

	For the three months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,590,198)	$8,510,600	$6,920,402
FORT Contrarian Master	(32,150)	(3,473,446)	(3,505,596)
NL Master	(67,004)	9,624,263	9,557,259

	For the nine months ended September 30, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(4,273,435)	$22,477,658	$18,204,223
FORT Contrarian Master	(110,303)	(2,337,475)	(2,447,778)
NL Master	(163,934)	19,345,108	19,181,174
(a) From May 1, 2022, commencement of operations for Drakewood Master, through September 30, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	September 30, 2022		For the three months ended September 30, 2022
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	20.25%	$85,272,282	$2,634,825	$92,888	$17,083	$168,748	$387,916	$1,968,190	Commodity Portfolio	Monthly
NL Master	7.75%	32,621,366	1,757,388	13,596	11,169	-	-	1,732,623	Commodity Portfolio	Monthly
Drakewood Master	6.76%	28,462,969	440,415	27,175	17,969	-	-	395,271	Commodity Portfolio	Monthly

Total		$146,356,617	$4,832,628	$133,659	$46,221	$168,748	$387,916	$4,096,084

	September 30, 2022		For the nine months ended September 30, 2022
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	20.25%	$85,272,282	$24,184,862	$336,980	$51,083	$508,670	$3,725,528	$19,562,601	Commodity Portfolio	Monthly
NL Master	7.75%	32,621,366	11,819,067	47,399	33,398	-	-	11,738,270	Commodity Portfolio	Monthly
Drakewood Master (a)	6.76%	28,462,969	(1,069,693)	48,979	30,257	-	-	(1,148,929)	Commodity Portfolio	Monthly

Total		$146,356,617	$34,934,236	$433,358	$114,738	$508,670	$3,725,528	$30,151,942

	December 31, 2021		For the three months ended September 30, 2021
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	15.64%	$56,580,003	$8,510,909	$115,909	$15,833	$140,651	$1,318,113	$6,920,403	Commodity Portfolio	Monthly
FORT Contrarian Master	-%	-	(3,469,547)	22,989	13,061	-	-	(3,505,597)	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	6,668,620	38,894	9,699	-	-	6,620,027	Commodity Portfolio	Monthly
Total		$87,850,946	$11,709,982	$177,792	$38,593	$140,651	$1,318,113	$10,034,833

	December 31, 2021		For the nine months ended Septmeber 30, 2021
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	15.64%	$56,580,003	$22,479,344	$330,339	$48,168	$429,464	$3,467,150	$18,204,223	Commodity Portfolio	Monthly
FORT Contrarian Master	-%	-	(2,327,260)	79,238	41,280	-	-	(2,447,778)	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	13,929,686	91,655	31,774	-	-	13,806,257	Commodity Portfolio	Monthly

Total		$87,850,946	$34,081,770	$501,232	$121,222	$429,464	$3,467,150	$29,562,702

(a)	The Partnership first invested in Drakewood Master on May 1, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately
 0.4% to 3.7% of the Partnership’s/Funds’ contracts are traded OTC.
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
Effective the close of business on October 31, 2022, Pan no longer acts as a commodity trading advisor to the Partnership. Effective on or about November 1, 2022, the Partnership reallocated the assets previously allocated to Pan to the other existing commodity trading advisors in the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2022.

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

For the nine months ended September 30, 2022, the Partnership’s capital increased 16.4% from $361,858,030 to $421,075,865. This increase was attributable to subscriptions of 3,750.4500 Class A limited partner Redeemable Units totaling $13,397,264, 1,239.0160 Class Z limited partner Redeemable Units totaling $1,865,000 and net income of $73,150,292, which was partially offset by redemptions of 7,601.0500 Class A limited partner Redeemable Units totaling $27,784,958 and redemptions of 1,031.3560 Class Z limited partner Redeemable Units totaling $1,409,763. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2022, the net asset value per Redeemable Unit for Class A increased 4.4% from $3,710.49 to $3,875.09, as compared to an increase of 3.1% in the third quarter of 2021. During the Partnership’s third quarter of 2022, the net asset value per Redeemable Unit for Class Z increased 4.6% from $1,536.82 to $1,608.06, as compared to an increase of 3.3% in the third quarter of 2021. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2022 of $23,894,829. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices and U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2021 of $18,588,368. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals.

During the third quarter, the Partnership’s most significant gains were achieved within the currency sector during August and September from long positions in the U.S. dollar versus the euro, Japanese yen, and British pound as the value of the dollar rallied amid signs the U.S. Federal Reserve would be aggressive in raising interest rates to combat inflation. Further gains were recorded in the global fixed income markets during August and September from short positions in U.S. Treasury note and European bond futures as prices fell as central bank policies to raise interest rates remained a priority in both regions. In the energies, gains were achieved during July and August from long positions in U.S. and European natural gas and European electrical power futures as heatwaves in both the U.S. and Europe, as well as the ongoing energy supply crisis in the Eurozone, pushed prices higher. Additional gains were recorded within the global stock index markets during September from long positions in U.S., Asian, and European equity index futures as growing concerns of a potential global recession weighed on stock prices. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural complex throughout the third quarter from long positions in the livestock, grains and soft commodities markets as agricultural commodity prices reversed lower following a prolonged bullish trend previously. Within the metals sector, losses were experienced during July from long positions in gold and silver futures as prices declined amid a strengthening U.S. dollar and diminished investor demand for precious metals.

During the Partnership’s nine months ended September 30, 2022, the net asset value per Redeemable Unit for Class A increased 20.4% from $3,219.06 to $3,875.09, as compared to an increase of 15.6% during the nine months ended September 30, 2021. During the Partnership’s nine months ended September 30, 2022, the net asset value per Redeemable Unit for Class Z increased 21.1% from $1,328.23 to $1,608.06, as compared to an increase of 16.3% during the nine months ended September 30, 2021. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2022 of $97,555,717. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2021 of $74,192,273. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, livestock, metals and softs and were partially offset by losses in currencies and U.S. and non-U.S. interest rates.

During the first nine months of the year, the most notable gains were achieved within the energy markets from long positions in natural gas, European electrical power, Brent crude oil, and coal futures as energy prices surged throughout a majority of the first nine months of the year. Contributing to the rise in energy prices was the combination the impact the Russian invasion of Ukraine had on global energy supplies and the overall growing demand for consumption. Additional gains were recorded within the global fixed income sector during March, April, and September from short positions in U.S. and European fixed income futures as prices declined amid an outlook for central banks to be aggressive in raising interest rates to combat inflation. Within the currency markets, gains were experienced during August and September from long positions in the U.S. dollar versus the euro, Japanese yen, and British pound as the value of the dollar rallied amid signs the U.S. Federal Reserve would be aggressive in raising interest rates to combat inflation. Further gains were achieved within the global stock index sector during April, June, and September from short positions in U.S. equity index futures as stock prices fell amid speculation the global economy was moving towards a recession. A portion of the Partnership’s gains during the first nine months of the year was offset by losses incurred within the metals markets throughout the second quarter from long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals. Losses within the agricultural complex during the third quarter from long positions in the livestock, grains, and soft commodities markets offset gains from earlier in the year as agricultural commodity prices experienced a reversal of previous long-term bullish trends.

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

As of September 30, 2022, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2022 increased by $1,695,684 and $2,176,819, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with higher average daily equity during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2022 decreased by $301,107 and $409,751, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and nine months ended September 30, 2022 increased by $97,470 and $248,911, respectively, as compared to the corresponding periods in 2021. The increase in ongoing selling agent fees was primarily due to higher average adjusted net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2022 increased by $155,434 and $207,598, respectively, as compared to the corresponding periods in 2021. The increase in management fees was due to higher average adjusted net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2022 increased by $99,608 and $251,705, respectively, as compared to the corresponding periods in 2021. The increase in the General Partner fees was due to higher average adjusted net assets during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $3,971,283 and $16,457,271, respectively. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $4,241,433 and $12,332,223, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2022 and June 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)	June 30, 2022	June 30, 2022 (percentage of Partners’ Capital)
Transtrend	$85,271,984	20%	$83,691,737	20%
Northlander	$30,462,274	7%	$32,264,884	8%
Drakewood	$28,462,968	7%	$28,298,635	7%
JSCL	$134,607,750	32%	$117,699,316	29%
Pan	$31,008,516	7%	$30,503,441	7%
Quantica	$67,289,166	16%	$65,597,652	16%
Breakout	$27,364,022	7%	$22,677,855	6%
Unallocated	$16,609,185	4%	$29,817,577	7%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Pan, Quantica and Breakout directly trade, and Greenwave directly traded, managed accounts in the name of the Partnership. As of September 30, 2022, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Pan, Greenwave, Quantica and Breakout, as applicable) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Partnership’s total capitalization was $421,075,865.

September 30, 2022

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$11,815,902	2.81%
Energy	21,897,439	5.20
Grains	2,887,749	0.69
Indices	7,710,367	1.83
Interest Rates U.S.	3,170,162	0.75
Interest Rates Non-U.S.	6,425,871	1.53
Livestock	1,023,058	0.24
Metals	4,149,602	0.99
Softs	2,519,260	0.60

Total	$61,599,410	14.64%

As of December 31, 2021, the Partnership’s total capitalization was $361,858,030.

December 31, 2021

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$7,342,187	2.03%
Energy	14,090,651	3.89
Grains	2,932,799	0.81
Indices	6,845,313	1.89
Interest Rates U.S.	1,437,916	0.40
Interest Rates Non-U.S.	2,696,233	0.75
Livestock	952,985	0.26
Metals	2,477,971	0.68
Softs	2,377,888	0.66

Total	$41,153,943	11.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended September 30, 2022 and the twelve months ended December 31, 2021, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2022

			Three Months Ended September 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,518,236	1.07%	$5,595,550	$3,229,271	$4,286,267
Energy	17,838,193	4.24	19,302,095	8,664,005	14,225,658
Grains	1,223,880	0.29	1,363,022	541,089	881,568
Indices	5,145,391	1.22	8,204,342	2,811,283	4,407,591
Interest Rates U.S.	1,274,441	0.30	1,559,503	457,661	902,333
Interest Rates Non-U.S.	3,345,279	0.79	3,345,279	909,038	1,937,497
Livestock	249,043	0.06	332,943	120,794	231,614
Metals	1,208,841	0.29	2,985,115	1,187,072	1,899,629
Softs	1,056,789	0.25	1,138,023	468,817	751,539

Total	$35,860,093	8.51%

*	Average of daily Values at Risk.

At December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2021

			Twelve Months Ended December 31, 2021
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,840,289	0.51%	$6,665,910	$1,679,705	$3,854,279
Energy	8,607,368	2.38	10,751,047	4,470,947	7,043,654
Grains	858,443	0.24	3,853,094	726,045	1,834,983
Indices	2,539,386	0.70	11,729,602	2,092,198	4,777,741
Interest Rates U.S.	553,290	0.15	3,783,562	313,058	1,505,505
Interest Rates Non-U.S.	752,788	0.21	6,868,118	645,511	3,606,934
Livestock	269,610	0.07	977,708	93,704	559,894
Metals	1,078,797	0.30	3,978,117	676,242	2,299,063
Softs	1,086,622	0.30	3,534,137	1,006,127	1,662,532

Total	$17,586,593	4.86%

*	Annual average of daily Values at Risk.

At September 30, 2022, Transtrend Master’s total capitalization was $85,272,282 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2022, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2022

			Three Months Ended September 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,172,739	8.41%	$7,592,422	$5,586,014	$6,624,690
Energy	788,107	0.92	3,249,261	739,475	2,211,585
Grains	1,663,869	1.95	1,663,869	481,929	981,144
Indices	2,564,976	3.01	3,290,246	629,548	2,065,698
Interest Rates U.S.	1,895,721	2.22	1,895,721	581,176	993,646
Interest Rates Non-U.S.	3,080,592	3.61	3,080,592	-	2,362,878
Livestock	774,015	0.91	950,455	119,625	504,330
Metals	778,185	0.91	1,130,183	256,124	880,426
Softs	1,462,471	1.72	1,462,471	468,210	1,077,415

Total	$20,180,675	23.66%

*	Average of daily Values at Risk.

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

At September 30, 2022, NL Master’s total capitalization was $44,961,671 and the Partnership owned approximately 72.4% of NL Master. As of September 30, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

September 30, 2022
			Three Months Ended September 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$4,518,148	10.05%	$7,498,234	$4,518,148	$6,226,056

Total	$4,518,148	10.05%

*	Average of daily Values at Risk.

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

At September 30, 2022, Drakewood Master’s total capitalization was $40,412,386 and the Partnership owned approximately 70.3% of Drakewood Master. As of September 30, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

September 30, 2022

			Three Months Ended September 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$177,705	0.44%	$343,915	$173,415	$257,506
Metals	3,076,210	7.61	5,048,668	2,173,349	3,140,590

Total	$3,253,915	8.05%

*	Average of daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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

Settled Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under Part II, Item, 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2022, there were subscriptions of 826.9840 Class A Redeemable Units totaling $3,062,300 and 565.1930 Class Z Redeemable Units totaling $865,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	562.1690	$ 3,630.63	N/A	N/A
August 1, 2022 - August 31, 2022	659.6930	$ 3,779.03	N/A	N/A
September 1, 2022 - September 30, 2022	1,828.3630	$ 3,875.09	N/A	N/A
	3,050.2250	$ 3,809.26

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

Item 3.     Defaults Upon Senior Securities. — None.

Item 4.     Mine Safety Disclosures. — Not Applicable.

Item 5.     Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to September 30, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES ORION L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 10, 2022

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.