Form 10-K
period 2022-12-31
CERES ORION L.P.
filed 2023-03-24
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. __
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based
compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes _
No
X
Limited Partnership Redeemable Units with an aggregate value of $405,831,901 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2023, 103,868.6158 Limited Partnership Class A Redeemable Units were outstanding and 3,773.8922 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2022, 2021 and 2020 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

As of December 31, 2022, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment in CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective as of the close of business on October 31, 2018, Systematica Investments Limited (“Systematica”) ceased to act as a commodity trading advisor to the Partnership. From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. References herein to the “Advisors” may include, as relevant, John Street, FORT, Winton, Willowbridge, Systematica, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. As of December 31, 2021, the General Partner and Quantica had agreed that Quantica would trade the Partnership’s assets allocated to Quantica at 2.0 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

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

Prior to its termination effective October 31, 2022, Pan directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program.

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

During the years ended December 31, 2022, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During certain periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2022.

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

For the period January 1, 2022 through December 31, 2022, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2022, the Partnership owned 100.0% of Transtrend Master, approximately 71.4% of NL Master and approximately 68.2% of Drakewood Master. At December 31, 2021, the Partnership owned 100.0% of Transtrend Master and approximately 74.0% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

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

Effective May 1, 2022, Drakewood receives a monthly management fee equal to 1.5% per year of the month-end net assets allocated to Drakewood. Effective July 1, 2021, Breakout receives a monthly management fee equal to 1% per year of month-end net assets allocated to Breakout. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end net assets allocated to Quantica. To the extent that the month-end net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end net assets allocated to Quantica. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee equal to 1.5% per year of month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). From February 1, 2020 until its termination on October 31, 2022, Pan received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Pan. Prior to its termination on January 31, 2022, Greenwave received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Greenwave. From February 1, 2018 until its termination on October 31, 2021, FORT received a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Prior to its termination on September 30, 2020, Winton received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Winton. From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Willowbridge. Prior to April 1, 2018, Willowbridge received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Prior to its termination effective October 31, 2018, Systematica received a monthly management fee equal to 1.0% per year of month-end net assets allocated to Systematica. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, as of December 31, 2022, the Partnership is obligated to pay Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Breakout, respectively, for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica, Northlander and Drakewood an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica, Northlander and Drakewood, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to their respective terminations effective October 31, 2022 and January 31, 2022, Pan and Greenwave were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Pan and Greenwave, for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2021, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by FORT for the Partnership. Prior to their respective terminations effective September 30, 2020 and January 31, 2019, Winton and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2018, Systematica was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Systematica for the Partnership. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Prior to January 1, 2021, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2022 and 2021, the amount of cash held by the Partnership for margin requirements was $37,622,333 and $17,796,571, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2022 was $383,024,982.

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

Regulatory and Governmental Matters.

The Company has been responding to subpoenas and other requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company is continuing to cooperate with the Investigations and is responding to the requests. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2023 was 2,700 for Class A Redeemable Units and 42 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2022 or 2021. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2022, there were subscriptions of 5,048.2520 Redeemable Units of Class A totaling $18,407,264 and 1,419.3580 Redeemable Units of Class Z totaling $2,155,000. For the twelve months ended December 31, 2021, there were subscriptions of 2,047.8500 Redeemable Units of Class A totaling $6,021,943 and 256.7220 Redeemable Units of Class Z totaling $309,685. For the twelve months ended December 31, 2020, there were subscriptions of 1,768.3640 Redeemable Units of Class A totaling $4,739,834 and 57.1160 Redeemable Units of Class Z totaling $62,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	2,240.6350	$3,879.42	N/A	N/A	N/A	N/A
November 1, 2022 - November 30, 2022	1,059.1400	$3,704.85	46.0770	$1,539.37	N/A	N/A
December 1, 2022 - December 31, 2022	694.9880	$3,618.20	65.9660	$1,504.31	N/A	N/A
	3,994.7630	$3,787.69	112.0430	$1,518.73

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

The General Partner/Trading Manager manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s capital to the Advisors. The General Partner/Trading Manager engages a team of approximately 9 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

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

The programs traded by each Advisor on behalf of the Partnership are: Drakewood – Drakewood Prospect Fund Strategy; Breakout – an enhanced version of Breakout’s Propeller Program; Quantica – Quantica Managed Futures Program; Transtrend – Diversified Trend Program – Enhanced Risk Portfolio (US Dollar); Northlander – Northlander Commodity Program; JSCL – Systematic Strategy Program; prior to its termination effective October 31, 2022, Pan – Energy Trading Program; prior to its termination effective January 31, 2022, Greenwave – an enhanced version of the Flagship Plus 2X Program; prior to its termination effective October 31, 2021, FORT – Global Contrarian Program; prior to its termination effective September 30, 2020, Winton – Diversified Macro Strategies; from February 1, 2019 until December 12, 2019, John Street – Systematic Strategy Program; prior to its termination effective January 31, 2019, Willowbridge – wPraxis Futures Trading Approach; and prior to its termination effective October 31, 2018, Systematica – BlueTrend Program. As of December 31, 2022 and September 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)
Transtrend	$71,102,167	19%	$85,271,984	20%
Northlander	$32,422,749	8%	$30,462,274	7%
Drakewood	$29,751,950	8%	$28,462,968	7%
JSCL	$141,906,663	37%	$134,607,750	32%
Pan	$-	0%	$31,008,516	7%
Quantica	$49,389,326	13%	$67,289,166	16%
Breakout	$23,680,825	6%	$27,364,022	7%
Unallocated	$34,771,302	9%	$16,609,185	4%

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

Drakewood Capital Management Limited

Drakewood trades the Partnership’s assets allocated to it pursuant to the Drakewood Prospect Fund Strategy. Pursuant to the Drakewood Prospect Fund Strategy, Drakewood invests the Partnership’s assets primarily in a portfolio of risk positions in precious, non-ferrous and ferrous metal futures, forward contracts and related options, and derivative instruments. Other commodities may be traded from time to time, and may also invest in LME warrants, although these instruments are expected to constitute a relatively minor part of the portfolio. Investments made pursuant to the Drakewood Prospect Fund Strategy investments are expected to be concentrated in precious, non-ferrous and ferrous metal strategies and the Program’s investments are not expected to be diversified.

The Drakewood Prospect Fund Strategy is designed to gain exposure to opportunities in the majority of actively traded metals while limiting exposure in any one particular metal. The intent of this strategy is to increase opportunities for gain, while managing risk in order to provide more consistent returns.

Based on the fundamentally driven investment approach of the Drakewood Prospect Fund Strategy, Drakewood will often hold generally directional positions – either predominantly long or short depending on price drivers for each individual metal. The Drakewood Prospect Fund Strategy is expected to be neither long nor short biased through the cycle but rather to take a fundamental view over a one, two, five and ten year time frame and take positions accordingly. Long long-term core positions will be augmented by shorter shorter-term trading positions around each core position to manage short short-term price risk. In normal circumstances there may be daily trading activity on the portfolio even though the core fundamental view will persist for a year or more. Due to the nature of commodities futures trading, gross exposures may be much higher than net asset value due to the nature of having numerous offsetting positions, such as calendar spreads.

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

Pan Capital Management LP

The portion of the Partnership’s assets that were allocated to Pan were traded directly in a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program, a proprietary, discretionary trading program. The Energy Trading Program’s primary objective was to produce absolute returns through active trading of the U.S. energy markets, while offering investors an opportunity to diversify their overall portfolios. The Energy Trading Program also strived to minimize the risk of capital loss.

Pan traded listed exchange-traded futures and options on futures in the U.S. natural gas market and, with the consent of the General Partner, other liquid U.S. energy markets, including, but not limited to, electricity and crude oil. With the General Partner’s consent Pan may have also traded swaps on behalf of the Partnership. Pan based energy trading on fundamental analysis rather than market timing and seeked to structure trades with asymmetric risk return.

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

For the period January 1, 2022 through December 31, 2022, the average allocation by commodity market sector for each of the Funds was as follows:

Transtrend Master

Currencies		34.4%

Energy		9.9%

Grains		9.0%

Indices		13.4%

Interest Rates U.S.		6.8%

Interest Rates Non-U.S.		11.2%

Livestock		2.7%

Metals		5.8%

Softs		6.8%

NL Master

Energy		100.0%

Drakewood Master

Currencies		6.5%

Metals		93.5%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2022.

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

From January 1, 2022 through December 31, 2022, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 14.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.3% to 3.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2022, 11,595.8130 limited partner Redeemable Units of Class A were redeemed totaling $42,915,882, 1,143.3990 limited partner Redeemable Units of Class Z were redeemed totaling $1,579,926 and 332.3780 General Partner Redeemable Units of Class Z were redeemed totaling $500,000. For the year ended December 31, 2021, 18,931.4120 limited partner Redeemable Units of Class A were redeemed totaling $55,866,712, 563.8280 limited partner Redeemable Units of Class Z were redeemed totaling $688,845 and 753.5340 General Partner Redeemable Units of Class Z were redeemed totaling $925,001. For the year ended December 31, 2020, 48,307.6010 limited partner Redeemable Units of Class A were redeemed totaling $130,096,487, 986.6240 limited partner Redeemable Units of Class Z were redeemed totaling $1,068,080 and 1,234.3940 General Partner Redeemable Units of Class Z were redeemed totaling $1,400,000.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2022, there were subscriptions of 5,048.2520 limited partner Redeemable Units of Class A totaling $18,407,264 and 1,419.3580 limited partner Redeemable Units of Class Z totaling $2,155,000. For the year ended December 31, 2021, there were subscriptions of 2,047.8500 limited partner Redeemable Units of Class A totaling $6,021,943 and 256.7220 limited partner Redeemable Units of Class Z totaling $309,685. For the year ended December 31, 2020, there were subscriptions of 1,768.3640 limited partner Redeemable Units of Class A totaling $4,739,834 and 57.1160 limited partner Redeemable Units of Class Z totaling $62,500.

(c) Results of Operations.

For the year ended December 31, 2022, the net asset value per Redeemable Unit for Class A increased 12.4% from $3,219.06 to $3,618.20. For the year ended December 31, 2022, the net asset value per Redeemable Unit for Class Z increased 13.3% from $1,328.23 to $1,504.31. For the year ended December 31, 2021, the net asset value per Redeemable Unit for Class A increased 16.2% from $2,769.71 to $3,219.06. For the year ended December 31, 2021, the net asset value per Redeemable Unit for Class Z increased 17.1% from $1,134.16 to $1,328.23. For the year ended December 31, 2020, the net asset value per Redeemable Unit for Class A increased 1.5% from $2,728.91 to $2,769.71. For the year ended December 31, 2020, the net asset value per Redeemable Unit for Class Z increased 2.5% from $1,106.01 to $1,134.16.

The Partnership experienced a net trading gain of $68,379,601 before fees and expenses in 2022. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals and softs.

During the first quarter, the most notable gains were achieved within the energy markets during January, February, and March from long positions in natural gas, European electrical power, Brent crude oil, and coal futures as energy prices surged on the combination of the impact of the Russian invasion of Ukraine on global energy supplies and growing consumption demand. Additional gains were recorded within the global fixed income sector during March from short positions in U.S. Treasury note futures as prices declined amid an outlook for the U.S. Federal Reserve to be aggressive in raising interest rates in its efforts to combat inflation. Gains in the agricultural markets were experienced during February from long positions in wheat, corn, and soybean futures as prices rallied amid concern Russia’s invasion of Ukraine would curtail grain exports from those countries. Within the metals markets, gains were achieved during February and March from long positions in gold futures as investor demand for safe-haven assets boosted gold prices. Further gains were recorded during February within the global stock index sector from short positions in U.S. equity index futures as stock prices declined. Gains within the currency markets were achieved during March from short positions in the euro versus the U.S. dollar as the value of the European currency weakened against the dollar amid the war in Ukraine.

During the second quarter, the Partnership’s most significant gains were achieved within the energies during April and May from long positions in a variety of energy products as high global demand continued amid widespread supply shortfalls. Further gains were achieved within the global stock index sector during April and June from short positions in U.S. equity index futures as stock prices continued to decline. Within global fixed income, gains were recorded during April and June from short positions in U.S. and European fixed income futures as global central banks stepped up measures to battle decades-high inflation. Gains in the currencies were recorded during April and June from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened. A portion of the Partnership’s gains for the second quarter was offset by losses incurred in the metals markets from long positions in gold futures as a strengthening U.S. dollar throughout the quarter diminished demand for precious metals. Additional losses were experienced within the agricultural markets during June from long positions in grains and soft commodities.

During the third quarter, Partnership’s most significant gains were achieved within the currency sector during August and September from long positions in the U.S. dollar versus the euro, Japanese yen, and British pound as the value of the dollar continued to rally amid signs of rising interest rates. Further gains were recorded in the global fixed income markets during August and September from short positions in U.S. Treasury note and European bond futures. In the energies, gains were achieved during July and August from long positions in U.S. and European natural gas and European electrical power futures as heatwaves in both the U.S. and Europe pushed prices higher. Additional gains were recorded within the global stock index markets during September from long positions in U.S., Asian, and European equity indices. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the agricultural complex throughout the quarter from long futures positions in livestock, grains and soft commodities as agricultural commodity prices reversed lower. Within the metals sector, losses were experienced during July from long positions in gold and silver futures as precious metals prices declined amid a strengthening U.S. dollar.

During the fourth quarter, the Partnership’s most significant losses were incurred in the global stock index markets from short futures positions in global equity indices in October and November and from long futures positions in Asian and European indices during December as investor appetite for risk assets shifted. During November and December additional losses were recorded from short positions in the Japanese yen and euro versus the U.S. dollar as the relative value of the dollar fell amid speculation the Fed would be less aggressive in raising interest rates. Losses were also recorded from short positions in global fixed income futures during November and December. Long positions in agricultural futures recorded losses during November. In the metals, losses were incurred during November from short positions in gold futures as demand for precious metals increased amid the weakening U.S. dollar. Smaller losses were experienced in the energy sector as gains from long positions in several global energy products were more than offset by losses recorded during November and December.

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

The results of operations for the twelve months ended 2020 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2022 increased by $2,888,829 and $5,065,648, respectively, as compared to the corresponding periods in 2021. The increase in interest income is primarily due to higher interest rates during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2022 increased by $13,956 and decreased by $395,795, respectively, as compared to the corresponding periods in 2021. The increase in these clearing fees is primarily due to a increase in the number of direct trades made by the Partnership during the three months ended December 31, 2022, and the decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the twelve months ended December 31, 2022, as compared to the corresponding periods in 2021.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Prior to July 1, 2020, ongoing selling agent fees were based on the number of trades executed by the Advisors and the adjusted month-end net asset value of Class A Redeemable Units calculated monthly. Accordingly, ongoing selling agent fees prior to July 1, 2020 must be compared in relation to the number of trades executed during the period as well as the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2022 increased by $69,245 and $318,156, respectively, as compared to the corresponding periods in 2021. The increase in ongoing selling agent fees is primarily due to higher average adjusted net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2022 increased by $186,655 and $394,253, respectively, as compared to the corresponding periods in 2021. The increase in management fees is due to higher average adjusted net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2022 increased by $72,729 and $324,434, respectively, as compared to the corresponding periods in 2021. The increase in the General Partner fee is due to higher average adjusted net assets during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2022 resulted in a reversal of incentive fees of $2,288,656 and incentive fees of $14,168,615, respectively. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $1,367,173 and $13,699,396, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2022 and 2021 were $926,706 and $1,005,392, respectively.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2022, JSCL, Quantica and Breakout directly traded managed accounts in the name of the Partnership. Transtrend, Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout, as applicable) and indirectly by each Fund separately as of December 31, 2022 and 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2022 and 2021. As of December 31, 2022, the Partnership’s total capitalization was $383,024,982.

December 31, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,017,784	2.09%
Energy	17,436,644	4.55
Grains	3,938,540	1.03
Indices	10,050,993	2.62
Interest Rates U.S.	1,998,659	0.52
Interest Rates Non-U.S.	5,408,905	1.41
Livestock	1,056,578	0.28
Metals	4,165,258	1.09
Softs	3,597,942	0.94

Total	$55,671,303	14.53%

As of December 31, 2021, the Partnership’s total capitalization was $361,858,030.

December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,342,187	2.03%
Energy	14,090,651	3.89
Grains	2,932,799	0.81
Indices	6,845,313	1.89
Interest Rates U.S.	1,437,916	0.40
Interest Rates Non-U.S.	2,696,233	0.75
Livestock	952,985	0.26
Metals	2,477,971	0.68
Softs	2,377,888	0.66

Total	$41,153,943	11.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2022 and 2021, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2022 and 2021, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,469,550	1.17%	$8,629,060	$956,385	$3,783,452
Energy	13,756,601	3.59	26,951,155	4,613,383	12,487,069
Grains	2,482,093	0.65	3,495,526	541,089	1,594,920
Indices	6,844,757	1.79	9,976,229	1,641,275	4,732,340
Interest Rates U.S.	960,055	0.25	3,641,550	287,060	1,285,637
Interest Rates Non-U.S.	3,939,176	1.03	3,939,176	530,837	1,993,174
Livestock	499,263	0.13	806,383	120,794	386,962
Metals	2,147,046	0.56	4,483,481	709,979	2,159,177
Softs	2,030,653	0.53	2,162,649	468,817	1,303,570

Total	$37,129,194	9.70%

*	Annual average of daily Values at Risk.

December 31, 2021

			Twelve Months Ended December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,289	0.51%	$6,665,910	$1,679,705	$3,854,279
Energy	8,607,368	2.38	10,751,047	4,470,947	7,043,654
Grains	858,443	0.24	3,853,094	726,045	1,834,983
Indices	2,539,386	0.70	11,729,602	2,092,198	4,777,741
Interest Rates U.S.	553,290	0.15	3,783,562	313,058	1,505,505
Interest Rates Non-U.S.	752,788	0.21	6,868,118	645,511	3,606,934
Livestock	269,610	0.07	977,708	93,704	559,894
Metals	1,078,797	0.30	3,978,117	676,242	2,299,063
Softs	1,086,622	0.30	3,534,137	1,006,127	1,662,532

Total	$17,586,593	4.86%

*	Annual average of daily Values at Risk.

At December 31, 2022, Transtrend Master’s total capitalization was $71,102,465 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2022, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,413,881	4.80%	$8,876,351	$3,049,192	$6,252,833
Energy	426,925	0.60	3,249,261	426,925	1,811,285
Grains	1,456,447	2.05	2,576,615	481,929	1,651,590
Indices	3,206,236	4.51	4,276,625	629,548	2,406,308
Interest Rates U.S.	1,038,604	1.46	2,315,190	463,902	1,228,588
Interest Rates Non-U.S.	1,469,729	2.07	3,889,469	763,706	2,016,596
Livestock	557,315	0.78	950,455	42,020	498,589
Metals	382,213	0.54	2,208,645	256,124	1,053,948
Softs	1,567,289	2.20	1,865,217	468,210	1,225,958

Total	$13,518,639	19.01%

*	Annual average of daily Values at Risk.

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

At December 31, 2022, NL Master’s total capitalization was $45,265,820 and the Partnership owned approximately 71.4% of NL Master. As of December 31, 2022, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,556,188	10.07%	$12,485,381	$2,176,917	$6,028,438

Total	$4,556,188	10.07%

*	Annual average of daily Values at Risk.

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

At December 31, 2022, Drakewood Master’s total capitalization was $43,497,389 and the Partnership owned 68.2% of Drakewood Master. As of December 31, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$196,999	0.45%	$343,915	$-	$209,170
Metals	2,398,825	5.51	5,048,668	36,300	3,087,344

Total	$2,595,824	5.96%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership/Funds on December 31, 2022, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2022, the Partnership’s/Funds’ primary exposures were in the DAX (Germany), CBOE VIX Volatility Index (U.S.), FTSE 100 (United Kingdom), SPI 200 (Australia), CAC 40 (France), S&P/TSX 60 (Canada), and S&P 500 (U.S.) stock indices. The Partnership/Funds is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in global emerging markets. Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G7 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller economies — e.g., Australia.

Commodities:

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, corn, and canola accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2022.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2022, was to fluctuations in the prices of iron, nickel, copper, tin, gold, silver and palladium.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, coffee, cocoa, and cotton accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2022.

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emission, European electric power, and coal markets which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Freight and Shipping. The Partnership’s/Funds’ primary risk exposure in freight and shipping is to changes in the costs involved in the transportation of raw materials.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2022.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES ORION L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2022, 2021, and 2020; Statements of Financial Condition at December 31, 2022 and 2021; Condensed Schedules of Investments at December 31, 2022 and 2021; Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020; Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2022 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Orion L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Orion L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 17, 2023

Ceres Orion L.P.
Statements of Financial Condition
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets:
Investment in the Funds (1) , at fair value (Note 6)	$133,277,060	$87,850,946
Redemptions receivable from the Funds	1,922,587	4,643,766

Equity in trading account:
Unrestricted cash (Note 3c)	209,145,471	255,418,367
Restricted cash (Note 3c)	37,622,333	17,796,571
Foreign cash (cost $5,698,305 and $0 at December 31, 2022 and 2021, respectively)	5,747,177	-
Net unrealized appreciation on open futures contracts	1,995,748	-
Options purchased, at fair value (premiums paid $0 and $ 6,040,660 at December 31, 2022 and 2021, respectively)	-	13,241,142
Net unrealized appreciation on open forward contracts	49,574	-

Total equity in trading account	254,560,303	286,456,080

Interest receivable (Note 3c)	701,528	8,159

Total assets	$390,461,478	$378,958,951

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$1,400,643
Options written, at fair value (premiums received $0 and $ 5,733,790 at December 31, 2022 and 2021, respectively)	-	6,649,119
Foreign cash overdraft (proceeds $0 and $302,404 at December 31, 2022 and 2021, respectively)	-	325,571
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	237,488	225,873
Management fees (Note 3b)	278,003	237,202
General Partner fees (Note 3a)	243,662	231,254
Incentive fees (Note 3b)	3,199,117	5,219,344
Professional fees	364,387	351,627
Redemptions payable to General Partner (Note 7)	500,000	350,001
Redemptions payable to Limited Partners (Note 7)	2,613,839	2,110,287

Total liabilities	7,436,496	17,100,921

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 2,738.3753 and 3,070.7533 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	4,119,374	4,078,652
Limited Partners, Class A, 103,164.7728 and 109,712.3338 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	373,270,601	353,170,511
Limited Partners, Class Z, 3,745.9022 and 3,469.9432 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	5,635,007	4,608,867

Total partners’ capital (net asset value)	383,024,982	361,858,030

Total liabilities and partners’ capital	$390,461,478	$378,958,951

Net asset value per Redeemable Unit:
Class A	$3,618.20	$3,219.06

Class Z	$1,504.31	$1,328.23

(1)
Defined in Note 1
.

See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
December 31, 2022

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,131	$199,196	0.05%
Energy	780	1,924,555	0.50
Grains	1,260	1,108,877	0.29
Indices	1,377	(872,628)	(0.23)
Interest Rates U.S.	488	(113,906)	(0.03)
Interest Rates Non-U.S.	416	(658,176)	(0.17)
Livestock	297	170,938	0.05
Metals	716	661,615	0.17
Softs	2,237	324,444	0.09

Total futures contracts purchased		2,744,915	0.72

Futures Contracts Sold
Currencies	673	(568,583)	(0.15)
Energy	1,386	(992,198)	(0.26)
Grains	580	(533,655)	(0.14)
Indices	672	85,823	0.02
Interest Rates U.S.	240	64,450	0.02
Interest Rates Non-U.S.	1,613	1,536,668	0.40
Livestock	76	(23,430)	(0.01)
Metals	234	(20,300)	(0.00) *
Softs	1,386	(297,942)	(0.08)

Total futures contracts sold		(749,167)	(0.20)

Net unrealized appreciation on open futures contracts		$1,995,748	0.52%

Unrealized Appreciation on Open Forward Contracts
Metals	5	$95,123	0.02%

Total unrealized appreciation on open forward contracts		95,123	0.02

Unrealized Depreciation on Open Forward Contracts
Metals	13	$(45,549)	(0.01)%

Total unrealized depreciation on open forward contracts		(45,549)	(0.01)

Net unrealized appreciation on open forward contracts		$49,574	0.01%

Investment in the Funds
CMF TT II, LLC		$71,102,465	18.56%
CMF NL Master Fund LLC		32,422,644	8.47
CMF Drakewood Master Fund LLC		29,751,951	7.77

Total investment in the Funds		$133,277,060	34.80%

*     Due to rounding.

See accompanying notes to financial statements.

3
8

Ceres Orion L.P.
Condensed Schedule of Investments
December 31, 2021

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	377	$184,170	0.05%
Energy
NATURAL GAS FUTR DEC22	2,643	7,354,680	2.03
NAT GAS LAST DAY Dec22	324	4,084,700	1.13
NATURAL GAS FUTR Nov22	2,206	5,659,453	1.57
Other	9,415	6,445,494	1.78
Grains	1,031	11,298	0.00 *
Indices	801	111,957	0.03
Interest Rates U.S.	174	39,530	0.01
Interest Rates Non-U.S.	678	(781,525)	(0.22)
Livestock	137	116,515	0.03
Metals	534	897,934	0.25
Softs	1,030	(327,420)	(0.09)

Total futures contracts purchased		23,796,786	6.57

Futures Contracts Sold
Currencies	594	(270,449)	(0.07)
Energy
NAT GAS LAST DAY Mar22	699	(7,601,640)	(2.10)
Other	16,799	(15,199,704)	(4.20)
Grains	773	(191,934)	(0.05)
Indices	531	(83,321)	(0.02)
Interest Rates U.S.	207	(195)	(0.00) *
Interest Rates Non-U.S.	276	13,356	0.00 *
Livestock	85	(52,462)	(0.01)
Metals	398	(756,914)	(0.21)
Softs	922	(1,054,166)	(0.30)

Total futures contracts sold		(25,197,429)	(6.96)

Net unrealized depreciation on open futures contracts		$(1,400,643)	(0.39)%

Options Purchased
Calls
Energy	1,985	$12,576,831	3.48%
Puts
Energy	1,206	664,311	0.18

Total options purchased (premiums paid $6,040,660 )		$13,241,142	3.66%

Options Written
Calls
Energy	1,510	$(4,167,011)	(1.15)%
Puts
Energy	2,437	(2,482,108)	(0.69)

Total options written (premiums received $5,733,790 )		$(6,649,119)	(1.84)%

Investment in the Funds
CMF TT II, LLC		$56,580,003	15.64%
CMF NL Master Fund LLC		31,270,943	8.64

Total investment in the Funds		$87,850,946	24.28%

*     Due to rounding.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2022, 2021 and 2020

	2022	2021	2020
Investment Income:
Interest income	$3,579,282	$75,635	$511,674
Interest income allocated from the Funds	1,582,011	20,010	878,143

Total investment income	5,161,293	95,645	1,389,817

Expenses:
Expenses allocated from the Funds	4,803,663	4,653,637	2,425,300
Clearing fees related to direct investments (Note 3c)	1,934,692	2,330,487	4,142,620
Ongoing selling agent fees (Notes 3d and 3e)	3,007,951	2,689,795	4,366,954
Management fees (Note 3b)	3,359,126	3,099,562	4,114,638
General Partner fees (Note 3a)	3,077,257	2,752,823	3,172,637
Incentive fees (Note 3b)	10,831,003	10,462,247	7,084,063
Professional fees	926,706	1,005,392	970,961

Total expenses	27,940,398	26,993,943	26,277,173

Net investment loss	(22,779,105)	(26,898,298)	(24,887,356)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	49,169,137	41,538,947	28,169,965
Net realized gains (losses) on closed contracts allocated from the Funds	18,021,474	45,478,864	(18,830,522)
Net change in unrealized gains (losses) on open contracts	(2,767,149)	(2,459,393)	8,961,484
Net change in unrealized gains (losses) on open contracts allocated from the Funds	3,956,139	(3,907,905)	10,332,156

Total trading results	68,379,601	80,650,513	28,633,083

Net income (loss)	$45,600,496	$53,752,215	$3,745,727

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$399.14	$449.35	$40.80

Class Z	$176.08	$194.07	$28.15

Weighted average Redeemable Units outstanding:
Class A	107,989.8677	115,137.0873	152,193.5660

Class Z	6,390.2226	6,985.6753	9,346.2383

*  Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2022, 2021 and 2020

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$472,470,787	173,135.1328	$10,800,464	9,765.2385	$483,271,251	182,900.3713
Subscriptions - Limited Partners	4,739,834	1,768.3640	62,500	57.1160	4,802,334	1,825.4800
Redemptions - General Partner	-	-	(1,400,000)	(1,234.3940)	(1,400,000)	(1,234.3940)
Redemptions - Limited Partners	(130,096,487)	(48,307.6010)	(1,068,080)	(986.6240)	(131,164,567)	(49,294.2250)
Net income (loss)	3,519,449	-	226,278	-	3,745,727	-

Partners’ Capital, December 31, 2020	350,633,583	126,595.8958	8,621,162	7,601.3365	359,254,745	134,197.2323
Subscriptions - Limited Partners	6,021,943	2,047.8500	309,685	256.7220	6,331,628	2,304.5720
Redemptions - General Partner	-	-	(925,001)	(753.5340)	(925,001)	(753.5340)
Redemptions - Limited Partners	(55,866,712)	(18,931.4120)	(688,845)	(563.8280)	(56,555,557)	(19,495.2400)
Net income (loss)	52,381,697	-	1,370,518	-	53,752,215	-

Partners’ Capital, December 31, 2021	353,170,511	109,712.3338	8,687,519	6,540.6965	361,858,030	116,253.0303
Subscriptions - Limited Partners	18,407,264	5,048.2520	2,155,000	1,419.3580	20,562,264	6,467.6100
Redemptions - General Partner	-	-	(500,000)	(332.3780)	(500,000)	(332.3780)
Redemptions - Limited Partners	(42,915,882)	(11,595.8130)	(1,579,926)	(1,143.3990)	(44,495,808)	(12,739.2120)
Net income (loss)	44,608,708	-	991,788	-	45,600,496	-

Partners’ Capital, December 31, 2022	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503

Net asset value per Redeemable Unit:
	Class A	Class Z
2020	$2,769.71	$1,134.16

2021	$3,219.06	$1,328.23

2022	$3,618.20	$1,504.31

See accompanying notes to financial statements.

Ceres Orion L.P.
Notes to Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), NL Master (as defined below) and Drakewood Master (as defined below) and was the trading manager of FORT Contrarian Master (defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2022, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. On September 30, 2020, the Partnership fully redeemed its investment in CMF Winton Master L.P. (“Winton Master”). Also effective September 30, 2020, Winton Capital Management Limited (“Winton”) ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also effective January 31, 2019, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. From February 1, 2019 until December 12, 2019, John Street Capital LLP (“John Street”) directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to John Street’s Systematic Strategy Program. On December 13, 2019, the Partnership, the General Partner, John Street, and JSCL entered into a deed of novation (the “JSCL Novation Agreement”) transferring all rights and obligations of John Street to JSCL. References herein to the “Advisors” may include, as relevant, John Street, Winton, Willowbridge, FORT, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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

Ceres Orion L.P.
Notes to Financial Statements

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at 2.0 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.
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
Prior to its termination effective October 31, 2022, Pan directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Pan’s Energy Trading Program.
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
The Partnership will be liquidated upon the first to occur of the following:
December 31, 2055
; the net asset value per Redeemable Unit of any Class decreases to less than $
400
as of the close of any business day; or under

Ceres Orion L.P.
Notes to Financial Statements

certain other circumstances as set forth in the limited partnership agreement of the Partnership, as may be amended from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2022, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.
Partnership’s Investment in the Funds.
The Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Fort Contrarian. The Partnership carried its investment in Winton Master based on Winton Master’s net asset value per redeemable unit as calculated by Winton Master. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per redeemable unit as calculated by Willowbridge Master.

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

Ceres Orion L.P.
Notes to Financial Statements

prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $5,747,177 (cost of $5,698,305) and $(325,571) (proceeds of $302,404) at December 31, 2022 and 2021, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2019 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Effective May 1, 2022, Drakewood receives a monthly management fee equal to 1.5% per year of the month-end
net assets allocated to Drakewood. Effective July 1, 2021, Breakout receives a monthly management fee equal to 1% per year of month-end
net assets allocated to Breakout. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end
net assets allocated to Quantica. To the extent that the
month-end
net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end
net assets

Ceres Orion L.P.
Notes to Financial Statements

allocate
d to Quantica. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Northlander. Effective February 1, 2019, JSCL (prior to the JSCL Novation Agreement, John Street) receives a monthly management fee of 1.35% per year of month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). To the extent that the month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $80 million, JSCL (prior to the JSCL Novation Agreement, John Street) will receive a monthly management fee equal to 1.5% per year of month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street). From February 1, 2020 until its termination on October 31, 2022, Pan received a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Pan. Prior to its termination on January 31, 2022, Greenwave received a monthly management fee equal to 0.75% per year of month-end
net assets allocated to Greenwave. From February 1, 2018 until its termination on October 31, 2021, FORT received a monthly management fee equal to 1.15% per year of month-end
net assets allocated to FORT. Prior to its termination on September 30, 2020, Winton received a monthly management fee equal to 1.5% per year of month-end
net assets allocated to Winton. From April 1, 2018 until its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Willowbridge.
Month-end
net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.
Transtren
d Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.
I
n addition, as of December 31, 2022, the Partnership is obligated to pay Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Breakout for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica, Northlander and Drakewood an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica, Northlander and Drakewood, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. To the extent that the month-end
net assets allocated to JSCL (prior to the JSCL Novation Agreement, John Street) are less than $
80
 million, the Partnership will be obligated to pay JSCL (prior to the JSCL Novation Agreement, John Street) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL (prior to the JSCL Novation Agreement, John Street) for the Partnership during each calendar quarter. Prior to their respective terminations effective October 31, 2022 and January 31, 2022, Pan and Greenwave were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Pan and Greenwave, for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2021, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by FORT for the Partnership. Prior to their respective terminations effective September 30, 2020 and January 31, 2019, Winton and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Winton and Willowbridge for the Partnership during each calendar quarter. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Prior to January 1, 2021, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the

Ceres Orion L.P.
Notes to Financial Statements

incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The P
artnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up
and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2022 and 2021, the amount of cash held by the Partnership for margin requirements was $37,622,333 and $17,796,571, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
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

Ceres Orion L.P.
Notes to Financial Statements

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
The Partner
ship has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive
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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures

Ceres Orion L.P.
Notes to Financial Statements

contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 was 36,521 and 50,930, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 was 35 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 was 4,322 and 6,310, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2022 and 2021, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$14,305,450	$(12,309,702)	$1,995,748	$-	$-	$1,995,748
Forwards	95,123	(45,549)	49,574	-	-	49,574

Total assets	$14,400,573	$(12,355,251)	$2,045,322	$-	$-	$2,045,322

Liabilities
Futures	$(12,309,702)	$12,309,702	$-	$-	$-	$-
Forwards	(45,549)	45,549	-	-	-	-

Total liabilities	$(12,355,251)	$12,355,251	$-	$-	$-	$-

Net fair value						$2,045,322	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Total assets	$40,087,611	$(40,087,611)	$-	$-	$-	$-

Liabilities
Futures	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Total liabilities	$(41,488,254)	$40,087,611	$(1,400,643)	$-	$1,400,643	$-

Net fair value						$-	*

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

Ceres Orion L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2022 and 2021, respectively.

	December 31, 2022
Assets
Futures Contracts
Currencies	$520,243
Energy	7,120,018
Grains	1,404,859
Indices	1,038,083
Interest Rates U.S.	92,626
Interest Rates Non-U.S.	1,703,887
Livestock	209,243
Metals	899,617
Softs	1,316,874

Total unrealized appreciation on open futures contracts	14,305,450

Liabilities
Futures Contracts
Currencies	(889,630)
Energy	(6,187,661)
Grains	(829,637)
Indices	(1,824,888)
Interest Rates U.S.	(142,082)
Interest Rates Non-U.S.	(825,395)
Livestock	(61,735)
Metals	(258,302)
Softs	(1,290,372)

Total unrealized depreciation on open futures contracts	(12,309,702)

Net unrealized appreciation on open futures contracts	$1,995,748	*

Assets
Forward Contracts
Metals	$95,123

Total unrealized appreciation on open forward contracts	95,123

Liabilities
Forward Contracts
Metals	$(45,549)

Total unrealized depreciation on open forward contracts	(45,549)

Net unrealized appreciation on open forward contracts	$49,574	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statement of Financial Condition.

Ceres Orion L.P.
Notes to Financial Statements

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

Ceres Orion L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2022, 2021 and 2020, respectively.

Sector	2022		2021		2020
Currencies	$5,276,897		$(4,221,879)		$1,168,133
Energy	37,139,771		43,600,068		19,879,889
Grains	(402,502)		6,635,721		(2,042,860)
Indices	8,271,988		6,257,399		(3,809,361)
Interest Rates U.S.	1,991,622		(882,416)		(554,219)
Interest Rates Non-U.S.	5,012,905		(11,805,817)		13,942,651
Livestock	(1,432,340)		921,504		(8,107,326)
Metals	(6,885,568)		(1,855,381)		20,483,713
Softs	(2,570,785)		430,355		(3,829,171)

Total	$46,401,988	****	$39,079,554	****	$37,131,449	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$14,305,450	$13,564,310	$741,140	$-
Forwards	95,123	-	95,123	-

Total assets	$14,400,573	$13,564,310	$836,263	$-

Liabilities
Futures	$12,309,702	$11,708,457	$601,245	$-
Forwards	45,549	-	45,549	-

Total liabilities	$12,355,251	$11,708,457	$646,794	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$40,087,611	$40,087,611	$-	$-
Options purchased	13,241,142	13,241,142	-	-

Total assets	$53,328,753	$53,328,753	$-	$-

Liabilities
Futures	$41,488,254	$41,488,254	$-	$-
Options written	6,649,119	6,649,119	-	-

Total liabilities	$48,137,373	$48,137,373	$-	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of December 31, 2022 and 2021, respectively.

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
The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2022.
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
At December 31, 2022, the Partnership
owned
100.0% of Transtrend Master, approximately
71.4% of NL Master and approximately 68.2% of Drakewood Master. At December 31, 2021, the Partnership owned
100.0% of Transtrend Master and approximately
74.0
% of NL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$71,276,651	$174,186	$71,102,465
NL Master	47,648,689	2,382,869	45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

	December 31, 2021
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$59,771,411	$3,191,408	$56,580,003
NL Master	50,260,292	8,006,342	42,253,950

Ceres Orion L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(3,748,796)	$13,400,481	$9,651,685
NL Master	445,839	12,749,845	13,195,684
Drakewood Master (a)	296,516	(1,107,864)	(811,348)

	For the year ended December 31, 2021
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Transtrend Master	$(4,313,867)	$21,310,881	$16,997,014
FORT Contrarian Master (b)	(128,082)	(625,850)	(753,932)
NL Master	(264,783)	29,103,122	28,838,339

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.
(b)	From January 1, 2021 through October 31, 2021, the date FORT Contrarian Master terminated operations.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	December 31, 2022		For the twelve months ended December 31, 2022
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	18.56%	$71,102,465	$14,234,546	$485,285	$63,083	$696,881	$3,337,612	$9,651,685	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	9,827,611	55,369	38,815	-	-	9,733,427	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	(502,533)	78,847	47,771	-	-	(629,151)	Commodity Portfolio	Monthly

Total		$133,277,060	$23,559,624	$619,501	$149,669	$696,881	$3,337,612	$18,755,961

	December 31, 2021		For the twelve months ended December 31, 2021
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	15.64%	$56,580,003	$21,312,861	$452,588	$63,918	$562,192	$3,237,149	$16,997,014	Commodity Portfolio	Monthly
FORT Contrarian Master (b)	-%	-	(614,480)	85,195	54,257	-	-	(753,932)	Commodity Portfolio	Monthly
NL Master	8.64%	31,270,943	20,892,588	156,578	41,760	-	-	20,694,250	Commodity Portfolio	Monthly

Total		$87,850,946	$41,590,969	$694,361	$159,935	$562,192	$3,237,149	$36,937,332

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.
(b)	From January 1, 2021 through October 31, 2021, the date the Partnership fully redeemed its investment in FORT Contrarian Master.

Ceres Orion L.P.
Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:
Subscriptio
ns are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’
notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022		2021		2020
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$606.03	$244.50	$677.85	$278.52	$201.05	$81.50
Net investment loss	(206.89)	(68.42)	(228.50)	(84.45)	(160.25)	(53.35)

Increase (decrease) for the year	399.14	176.08	449.35	194.07	40.80	28.15
Net asset value per Redeemable Unit, beginning of year	3,219.06	1,328.23	2,769.71	1,134.16	2,728.91	1,106.01

Net asset value per Redeemable Unit, end of year	$3,618.20	$1,504.31	$3,219.06	$1,328.23	$2,769.71	$1,134.16

	2022		2021		2020
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.7)%	(4.4)%	(7.5)%	(6.7)%	(6.0)%	(4.9)%

Operating expense	3.5%	2.8%	3.7%	3.0%	4.6%	3.5%
Incentive fees	3.6%	3.1%	3.8%	3.8%	1.8%	1.8%

Total expenses	7.1%	5.9%	7.5%	6.8%	6.4%	5.3%

Total return:
Total return before incentive fees	16.4%	16.7%	20.4%	21.3%	3.2%	4.3%
Incentive fees	(4.0)%	(3.4)%	(4.2)%	(4.2)%	(1.7)%	(1.8)%

Total return after incentive fees	12.4%	13.3%	16.2%	17.1%	1.5%	2.5%

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately
0.3% to 3.7% of the Partnership’s/Funds’ contracts are traded OTC.
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

Selected unaudited quarterly financial data for the years ended December 31, 2022 and 2021 are summarized below:

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Total investment income	$2,921,273	$1,722,711	$462,713	$54,596
Total expenses	(1,294,953)	(7,400,973)	(7,519,475)	(11,724,997)
Total trading results	(29,176,116)	23,894,829	20,617,767	53,043,121

Net income (loss)	$(27,549,796)	$18,216,567	$13,561,005	$41,372,720

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(256.89)	$164.60	$120.53	$370.90

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(103.75)	$71.24	$52.75	$155.84

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Total investment income	$32,444	$27,027	$7,394	$28,780
Total expenses	(4,661,030)	(7,652,807)	(7,464,447)	(7,215,659)
Total trading results	6,458,240	18,588,368	30,492,277	25,111,628

Net income (loss)	$1,829,654	$10,962,588	$23,035,224	$17,924,749

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$15.95	$95.05	$193.03	$145.32

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$9.10	$41.58	$81.62	$61.77

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to December 31, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Steven Ross (Director), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or responsible for supervising those who are).

Patrick T. Egan, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Brooke Lambert, age 39, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Steven Ross, age 51, has been a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration

Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Victoria Eckstein, age 41, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 54, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2023, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2022:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	2,738.3753	42.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2022 and 2021 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2022 $190,328

2021 $218,781

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2022 and 2021 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2022 and 2021.

Condensed Schedules of Investments at December 31, 2022 and 2021.

Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020.

Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020.

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

10.17

Management Agreement among the Partnership, the General Partner and Drakewood Capital Management Limited, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2022 and incorporated herein by reference).

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

99.1	Financial Statements of CMF TT II, LLC.

99.2	Financial Statements of CMF NL Master Fund LLC.

99.3	Financial Statements of CMF Drakewood Master Fund LLC.

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

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
Date: March 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Steven Ross	/s/ Tatiana Segal
Patrick T. Egan	Steven Ross	Tatiana Segal
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2023	Date: March 24, 2023	Date: March 24, 2023

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 24, 2023
Date: March 24, 2023

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.