Form 10-Q
period 2023-03-31
CERES ORION L.P.
filed 2023-05-11
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of April 30, 2023, 103,676.9158 Limited Partnership Class A Redeemable Units were outstanding and 3,239.2932 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements.
Ceres Orion L.P.
Statements of Financial Condition

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Investment in the Funds (1) , at fair value	$128,961,833	$133,277,060
Redemptions receivable from the Funds	3,261,275	1,922,587

Equity in trading account:
Unrestricted cash	201,667,637	209,145,471
Restricted cash	38,913,085	37,622,333
Foreign cash (cost $5,379,117 and $5,698,305 at March 31, 2023 and December 31, 2022, respectively)	5,464,594	5,747,177
Net unrealized appreciation on open futures contracts	-	1,995,748
Net unrealized appreciation on open forward contracts	-	49,574

Total equity in trading account	246,045,316	254,560,303

Interest receivable	742,400	701,528

Total assets	$379,010,824	$390,461,478

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,898,864	$-
Net unrealized depreciation on open forward contracts	301,037	-
Accrued expenses:
Ongoing selling agent fees	229,527	237,488
Management fees	289,930	278,003
General Partner fees	235,102	243,662
Incentive fees	172,213	3,199,117
Professional fees	417,587	364,387
Redemptions payable to General Partner	-	500,000
Redemptions payable to Limited Partners	2,367,164	2,613,839

Total liabilities	5,911,424	7,436,496

Partners’ Capital:
General Partner, Class Z, 2,738.3753 Redeemable Units outstanding at March 31, 2023 and December 31, 2022	4,005,590	4,119,374
Limited Partners, Class A, 103,763.4628 and 103,164.7728 Redeemable Units outstanding at March 31, 2023 and December 31, 2022, respectively	364,380,499	373,270,601
Limited Partners, Class Z, 3,222.2022 and 3,745.9022 Redeemable Units outstanding at March 31, 2023 and December 31, 2022, respectively	4,713,311	5,635,007

Total partners’ capital (net asset value)	373,099,400	383,024,982

Total liabilities and partners’ capital	$379,010,824	$390,461,478

Net asset value per Redeemable Unit:
Class A	$3,511.65	$3,618.20

Class Z	$1,462.76	$1,504.31

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
March 31, 2023
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,063	$798,254	0.21%
Energy	2,786	2,419,622	0.65
Grains	2,364	863,190	0.23
Indices	1,170	3,800,085	1.02
Interest Rates U.S.	447	44,203	0.01
Interest Rates Non-U.S.	382	(35,148)	(0.01)
Livestock	552	358,989	0.10
Metals	1,208	906,849	0.24
Softs	3,557	3,009,508	0.81

Total futures contracts purchased		12,165,552	3.26

Futures Contracts Sold
Currencies	921	(278,767)	(0.07)
Energy	2,842	(3,767,958)	(1.01)
Grains	1,440	(1,121,202)	(0.30)
Indices	1,214	(2,389,944)	(0.64)
Interest Rates U.S.	156	(475,737)	(0.13)
Interest Rates Non-U.S.	540	(730,993)	(0.20)
Livestock	712	(664,372)	(0.18)
Metals	961	(1,602,250)	(0.43)
Softs	3,272	(3,033,193)	(0.81)

Total futures contracts sold		(14,064,416)	(3.77)

Net unrealized depreciation on open futures contracts		$(1,898,864)	(0.51)%

Unrealized Appreciation on Open Forward Contracts
Metals	16	$32,346	0.01%

Total unrealized appreciation on open forward contracts		32,346	0.01

Unrealized Depreciation on Open Forward Contracts
Metals	63	$(333,383)	(0.09)%

Total unrealized depreciation on open forward contracts		(333,383)	(0.09)

Net unrealized depreciation on open forward contracts		$(301,037)	(0.08)%

Investment in the Funds
CMF TT II, LLC		$66,805,230	17.91%
CMF NL Master Fund LLC		30,743,933	8.24
CMF Drakewood Master Fund LLC		31,412,670	8.42

Total investment in the Funds		$128,961,833	34.57%

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income:
Interest income	$2,215,130	$49,397
Interest income allocated from the Funds	1,038,782	5,199

Total investment income	3,253,912	54,596

Expenses:
Expenses allocated from the Funds	412,178	3,656,977
Clearing fees related to direct investments	617,469	497,824
Ongoing selling agent fees	716,547	705,114
Management fees	895,287	709,213
General Partner fees	733,936	719,720
Incentive fees	172,212	5,207,849
Professional fees	215,692	228,300

Total expenses	3,763,321	11,724,997

Net investment loss	(509,409)	(11,670,401)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	1,714,158	(4,364,287)
Net realized gains (losses) on closed contracts allocated from the Funds	(5,705,061)	17,127,965
Net change in unrealized gains (losses) on open contracts	(4,208,618)	31,499,221
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(2,605,917)	8,780,222

Total trading results	(10,805,438)	53,043,121

Net income (loss)	$(11,314,847)	$41,372,720

Net income (loss) per Redeemable Unit*:
Class A	$(106.55)	$370.90

Class Z	$(41.55)	$155.84

Weighted average Redeemable Units outstanding:
Class A	104,477.1658	109,406.4278

Class Z	6,502.9375	5,935.7905

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	3,613,000	1,092.3120	-	-	3,613,000	1,092.3120
Redemptions - Limited Partners	(7,554,597)	(2,250.4450)	(1,338,652)	(985.0850)	(8,893,249)	(3,235.5300)
Net income (loss)	40,476,680	-	896,040	-	41,372,720	-

Partners’ Capital, March 31, 2022	$389,705,594	108,554.2008	$8,244,907	5,555.6115	$397,950,501	114,109.8123

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	8,719,279	2,395.1690	43,000	27.9900	8,762,279	2,423.1590
Redemptions - Limited Partners	(6,566,024)	(1,796.4790)	(806,990)	(551.6900)	(7,373,014)	(2,348.1690)
Net income (loss)	(11,043,357)	-	(271,490)	-	(11,314,847)	-

Partners’ Capital, March 31, 2023	$364,380,499	103,763.4628	$8,718,901	5,960.5775	$373,099,400	109,724.0403

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
As of March 31, 2023, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Greenwave. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at 1.5 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
During the reporting periods ended March 31, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
The Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF NL Master Fund LLC (“NL Master”) and CMF Drakewood Master Fund LLC (“Drakewood Master”) have entered into futures brokerage account agreements with MS&Co. Transtrend Master, NL Master and Drakewood Master are collectively referred to as the “Funds.”
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2023 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of and for the year ended December 31, 2022.
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
Statement of Cash Flows.
The Partnership has not provided a Statement of Cash Flows,
as p
ermitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2023 and December 31, 2022, the amount of cash held for margin requirements was $38,913,085 and $37,622,333, respectively. Cash that is not class ified
as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $5,464,594 (cost of $5,379,117) and $5,747,177 (cost of $5,698,305) at March 31, 2023 and December 31, 2022, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

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
Investment Company Status.
The Partnership has been deemed to be an invest
ment co
mpany since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidan
ce of Accounting Standards Update
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
for the year ended December 31, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a
whole
for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(101.62)	$(42.35)	$475.42	$195.46
Net investment income (loss)	(4.93)	0.80	(104.52)	(39.62)

Increase (decrease) for the period	(106.55)	(41.55)	370.90	155.84
Net asset value per Redeemable Unit, beginning of period	3,618.20	1,504.31	3,219.06	1,328.23

Net asset value per Redeemable Unit, end of period	$3,511.65	$1,462.76	$3,589.96	$1,484.07

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(0.4)%	0.3%	(5.7)%	(4.9)%

Operating expenses	3.7%	3.1%	3.5%	2.8%
Incentive fees	0.1%	0.1%	2.3%	2.2%

Total expenses	3.8%	3.2%	5.8%	5.0%

Total return:
Total return before incentive fees	(2.8)%	(2.7)%	13.9%	14.0%
Incentive fees	(0.1)%	(0.1)%	(2.4)%	(2.3)%

Total return after incentive fees	(2.9)%	(2.8)%	11.5%	11.7%

*
Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2023 and 2022 was 26,883 and 45,350, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2023 and 2022 was 77 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2023 and 2022 was 0 and 7,422, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022, respectively.

March 31, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets

Futures	$20,639,997	$(20,639,997)	$-	$-	$-	$-
Forwards	32,346	(32,346)	-	-	-	-

Total assets	$20,672,343	$(20,672,343)	$-	$-	$-	$-

Liabilities
Futures	$(22,538,861)	$20,639,997	$(1,898,864)	$-	$1,898,864	$-
Forwards	(333,383)	32,346	(301,037)	-	301,037	-

Total liabilities	$(22,872,244)	$20,672,343	$(2,199,901)	$-	$2,199,901	$-

Net fair value						$-	*

December 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$14,305,450	$(12,309,702)	$1,995,748	$-	$-	$1,995,748
Forwards	95,123	(45,549)	49,574	-	-	49,574

Total assets	$14,400,573	$(12,355,251)	$2,045,322	$-	$-	$2,045,322

Liabilities
Futures	$(12,309,702)	$12,309,702	$-	$-	$-	$-
Forwards	(45,549)	45,549	-	-	-	-

Total liabilities	$(12,355,251)	$12,355,251	$-	$-	$-	$-

Net fair value						$2,045,322	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
Assets
Futures Contracts
Currencies	$1,124,074
Energy	6,824,277
Grains	2,028,702
Indices	4,124,382
Interest Rates U.S.	80,898
Interest Rates Non-U.S.	100,530
Livestock	809,532
Metals	1,183,944
Softs	4,363,658

Total unrealized appreciation on open futures contracts	20,639,997

Liabilities
Futures Contracts
Currencies	(604,587)
Energy	(8,172,613)
Grains	(2,286,714)
Indices	(2,714,241)
Interest Rates U.S.	(512,432)
Interest Rates Non-U.S.	(866,671)
Livestock	(1,114,915)
Metals	(1,879,345)
Softs	(4,387,343)

Total unrealized depreciation on open futures contracts	(22,538,861)

Net unrealized depreciation on open futures contracts	$(1,898,864)	*

Assets
Forward Contracts
Metals	$32,346

Total unrealized appreciation on open forward contracts	32,346

Liabilities
Forward Contracts
Metals	$(333,383)

Total unrealized depreciation on open forward contracts	(333,383)

Net unrealized depreciation on open forward contracts	$(301,037)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
Sector	2023		2022
Currencies	$2,061,301		$157,836
Energy	(67,935)		18,895,189
Grains	(2,790,898)		1,437,503
Indices	10,225,109		4,715,053
Interest Rates U.S.	(4,552,844)		2,231,808
Interest Rates Non-U.S.	(8,311,598)		(82,558)
Livestock	(169,093)		(305,332)
Metals	(870,005)		(16,037)
Softs	1,981,503		101,472

Total	$(2,494,460)	***	$27,134,934	***

***  This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,639,997	$17,756,942	$2,883,055	$-
Forwards	32,346	-	32,346	-

Total assets	$20,672,343	$17,756,942	$2,915,401	$-

Liabilities
Futures	$22,538,861	$20,852,239	$1,686,622	$-
Forwards	333,383	-	333,383	-

Total liabilities	$22,872,244	$20,852,239	$2,020,005	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$14,305,450	$13,564,310	$741,140	$-
Forwards	95,123	-	95,123	-

Total assets	$14,400,573	$13,564,310	$836,263	$-

Liabilities
Futures	$12,309,702	$11,708,457	$601,245	$-
Forwards	45,549	-	45,549	-

Total liabilities	$12,355,251	$11,708,457	$646,794	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2023 and December 31, 2022,
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2023.
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
As of March 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 72.4% of NL Master and approximately 69.9% of Drakewood Master. At December 31, 2022, the Partnership owned 100.0% of Transtrend Master, approximately 71.4% of NL Master and approximately 68.2% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$71,591,275	$4,786,045	$66,805,230
NL Master	42,491,968	144,197	42,347,771
Drakewood Master	46,416,079	1,570,960	44,845,119
	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$72,198,137	$1,095,672	$71,102,465
NL Master	47,648,689	2,382,869	45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$169,093	$(4,497,751)	$(4,328,658)
NL Master	372,758	(4,446,270)	(4,073,512)
Drakewood Master	268,880	(853,678)	(584,798)

	For the three months ended March 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(3,622,497)	$21,067,232	$17,444,735
NL Master	(39,824)	6,608,368	6,568,544
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	March 31, 2023		For the three months ended March 31, 2023
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	17.91%	$66,805,230	$(4,004,926)	$108,009	$17,950	$161,996	$35,777	$(4,328,658)	Commodity Portfolio	Monthly
NL Master	8.24%	30,743,933	(2,923,677)	11,884	11,649	-	-	(2,947,210)	Commodity Portfolio	Monthly
Drakewood Master	8.42%	31,412,670	(343,593)	52,934	11,979	-	-	(408,506)	Commodity Portfolio	Monthly

Total		$128,961,833	$(7,272,196)	$172,827	$41,578	$161,996	$35,777	$(7,684,374)

	December 31, 2022		For the three months ended March 31, 2022
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	18.56%	$71,102,465	$21,068,106	$138,975	$17,000	$144,756	$3,322,640	$17,444,735	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	4,845,280	22,387	11,219	-	-	4,811,674	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$133,277,060	$25,913,386	$161,362	$28,219	$144,756	$3,322,640	$22,256,409

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.4% to 1.3% of the Partnership’s/Funds’ contracts are traded OTC.
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. The conflict and subsequent sanctions have created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership/Funds to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2023.

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

For the three months ended March 31, 2023, the Partnership’s capital decreased 2.6% from $383,024,982 to $373,099,400. This decrease was attributable to redemptions of 1,796.4790 Class A limited partner Redeemable Units totaling $6,566,024, redemptions of 551.6900 Class Z limited partner Redeemable Units totaling $806,990 and a net loss of $11,314,847, which was partially offset by subscriptions of 2,395.1690 Class A limited partner Redeemable Units totaling $8,719,279 and subscriptions of 27.9900 Class Z limited partner Redeemable Units totaling $43,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2023, the net asset value per Redeemable Unit for Class A decreased 2.9% from $3,618.20 to $3,511.65, as compared to an increase of 11.5% in the first quarter of 2022. During the Partnership’s first quarter of 2023, the net asset value per Redeemable Unit for Class Z decreased 2.8% from $1,504.31 to $1,462.76, as compared to an increase of 11.7% in the first quarter of 2022. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2023 of $10,805,438. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, metals and U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2022 of $53,043,121. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates, livestock and metals and were partially offset by losses in non-U.S. interest rates and softs.

During the first quarter, the Partnership’s largest losses were experienced within the global fixed income markets during January and March. In January, losses were recorded from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led many investors to believe global central banks would be less aggressive with future interest rate hikes. During March, more notable losses were recorded in the fixed income sector from short positions in U.S. and European fixed income futures as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two prominent regional banks in the U.S. Additional losses during the first quarter were recorded in the energy markets during March primarily from long futures positions in Brent crude oil as prices fell amid fears a global economic slowdown would curtail energy demand. Smaller trading losses in the energy sector were incurred from trading in coal futures throughout a majority of the quarter. In the metals, losses for the first quarter were recorded from positions in copper futures during February and March as copper prices generally remained range-bound. Smaller metals losses were recorded from silver futures positions as short-term price volatility in the precious metal adversely impacted trading results. A portion of the Partnership’s overall losses for the first quarter was offset by gains recorded during February in the global stock index sector from long positions in European equity index futures and short futures positions in U.S. indices as investor appetites for risk assets differed in the two regions. Further profits were achieved in the currency markets from long positions in the Mexican peso as the value of the peso rallied considerably against the U.S. dollar on speculation the Mexican central bank would remain committed to raising interest rates to combat inflation. Smaller gains were also recorded from long positions in freight index futures as prices trended higher throughout much of the quarter.

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

As of March 31, 2023, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2023 increased by $3,199,316 as compared to the corresponding period in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with higher average daily equity during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2023 increased by $119,645 as compared to the corresponding period in 2022. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three months ended March 31, 2023 increased by $11,433 as compared to the corresponding period in 2022. The increase in ongoing selling agent fees was primarily due to higher average adjusted net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2023 increased by $203,314 as compared to the corresponding period in 2022. The increase in management fees was due to higher average adjusted net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2023 increased by $14,216 as compared to the corresponding period in 2022. The increase in the General Partner fees was due to higher average adjusted net assets during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2023 resulted in incentive fees of $207,989. Trading performance for the three months ended March 31, 2022 resulted in incentive fees of $8,530,489. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2023 and December 31, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2023	March 31, 2023 (percentage of Partners’ Capital)	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)
Transtrend	$69,804,931	19%	$71,102,167	19%
Northlander	$30,744,037	8%	$32,422,749	8%
Drakewood	$31,412,669	8%	$29,751,950	8%
JSCL	$145,781,040	39%	$141,906,663	37%
Quantica	$44,908,183	12%	$49,389,326	13%
Breakout	$35,494,846	10%	$23,680,825	6%
Unallocated	$14,953,694	4%	$34,771,302	9%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Breakout directly trade managed accounts in the name of the Partnership. As of March 31, 2023, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Partnership’s total capitalization was $373,099,400.

March 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$10,970,289	2.94%
Energy	13,553,514	3.63
Grains	6,425,966	1.72
Indices	12,354,069	3.31
Interest Rates U.S.	2,498,774	0.67
Interest Rates Non-U.S.	4,304,321	1.15
Livestock	1,201,530	0.32
Metals	6,178,442	1.66
Softs	5,137,715	1.38

Total	$62,624,620	16.78%

As of December 31, 2022, the Partnership’s total capitalization was $383,024,982.

December 31, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,017,784	2.09%
Energy	17,436,644	4.55
Grains	3,938,540	1.03
Indices	10,050,993	2.62
Interest Rates U.S.	1,998,659	0.52
Interest Rates Non-U.S.	5,408,905	1.41
Livestock	1,056,578	0.28
Metals	4,165,258	1.09
Softs	3,597,942	0.94

Total	$55,671,303	14.53%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended March 31, 2023 and the twelve months ended December 31, 2022, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2023

			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,988,590	1.34%	$9,642,187	$3,974,364	$5,634,582
Energy	10,371,192	2.78	17,080,070	10,371,192	13,477,327
Grains	3,623,818	0.97	4,524,557	2,027,080	3,025,579
Indices	8,674,365	2.32	19,578,791	4,556,256	10,408,344
Interest Rates U.S.	921,365	0.25	5,873,265	706,775	2,411,794
Interest Rates Non-U.S.	1,498,036	0.40	6,606,019	1,497,961	4,179,247
Livestock	974,985	0.26	997,095	428,725	667,926
Metals	3,141,461	0.84	8,601,091	2,147,046	5,368,906
Softs	3,473,103	0.93	4,281,104	1,766,699	2,526,323

Total	$37,666,915	10.09%

*	Average of daily Values at Risk.

At December 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,469,550	1.17%	$8,629,060	$956,385	$3,783,452
Energy	13,756,601	3.59	26,951,155	4,613,383	12,487,069
Grains	2,482,093	0.65	3,495,526	541,089	1,594,920
Indices	6,844,757	1.79	9,976,229	1,641,275	4,732,340
Interest Rates U.S.	960,055	0.25	3,641,550	287,060	1,285,637
Interest Rates Non-U.S.	3,939,176	1.03	3,939,176	530,837	1,993,174
Livestock	499,263	0.13	806,383	120,794	386,962
Metals	2,147,046	0.56	4,483,481	709,979	2,159,177
Softs	2,030,653	0.53	2,162,649	468,817	1,303,570

Total	$37,129,194	9.70%

*	Annual average of daily Values at Risk.

At March 31, 2023, Transtrend Master’s total capitalization was $66,805,230 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2023, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2023

			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,836,946	8.74%	$6,678,596	$3,414,047	$5,016,565
Energy	1,313,764	1.97	1,538,558	506,523	1,154,643
Grains	2,802,148	4.19	2,823,270	1,417,389	2,128,650
Indices	3,679,704	5.51	4,404,360	3,043,810	3,701,283
Interest Rates U.S.	1,577,409	2.36	2,803,620	751,752	1,357,389
Interest Rates Non-U.S.	2,806,285	4.20	3,640,714	1,468,501	2,325,902
Livestock	226,545	0.34	612,425	216,040	457,706
Metals	692,826	1.04	1,153,395	382,213	860,363
Softs	1,664,612	2.49	1,988,310	1,039,191	1,583,385

Total	$20,600,239	30.84%

*	Average of daily Values at Risk.

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

At March 31, 2023, NL Master’s total capitalization was $42,347,771 and the Partnership owned approximately 72.4% of NL Master. As of March 31, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

March 31, 2023

			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,580,881	6.09%	$4,647,914	$1,671,787	$3,086,708

Total	$2,580,881	6.09%

*	Average of daily Values at Risk.

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

At March 31, 2023, Drakewood Master’s total capitalization was $44,845,119 and the Partnership owned approximately 69.9% of Drakewood Master. As of March 31, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

March 31, 2023

			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$207,086	0.46%	$207,086	$196,999	$206,310
Metals	3,353,583	7.48	4,460,431	2,376,417	3,649,534

Total	$3,560,669	7.94%

*	Average of daily Values at Risk.

At December 31, 2022, Drakewood Master’s total capitalization was $43,497,389 and the Partnership owned approximately 68.2% of Drakewood Master. As of December 31, 2022, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2022, 2021, 2020, 2019, and 2018. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2022 Audited Financial Statement.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2023, there were subscriptions of 2,395.1690 Class A Redeemable Units totaling $8,719,279 and 27.9900 Class Z Redeemable Units totaling $43,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	1,014.7650	$3,692.68	N/A	N/A	N/A	N/A
February 1, 2023 - February 28, 2023	337.4290	$3,730.11	N/A	N/A	N/A	N/A
March 1, 2023 - March 31, 2023	444.2850	$3,511.65	551.6900	$1,462.76	N/A	N/A
	1,796.4790	$3,654.94	551.6900	$1,462.76

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2023. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

Date: May 11, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 11, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.