Form 10-Q
period 2023-06-30
CERES ORION L.P.
filed 2023-08-10
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of July 31, 2023, 101,352.1858 Limited Partnership Class A Redeemable Units were outstanding and 2,945.0122 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	June 30, 2023	December 31, 2022
	(Unaudited)

Assets:
Investment in the Funds (1) , at fair value	$143,111,557	$133,277,060
Redemptions receivable from the Funds	278,473	1,922,587

Equity in trading account:
Unrestricted cash	202,571,836	209,145,471
Restricted cash	34,048,573	37,622,333
Foreign cash (cost $3,659,956 and $5,698,305 at June 30, 2023 and December 31, 2022, respectively)	3,641,696	5,747,177
Net unrealized appreciation on open futures contracts	3,965,921	1,995,748
Net unrealized appreciation on open forward contracts	184,448	49,574

Total equity in trading account	244,412,474	254,560,303

Interest receivable	887,822	701,528

Total assets	$388,690,326	$390,461,478

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$237,003	$237,488
Management fees	282,152	278,003
General Partner fees	242,549	243,662
Incentive fees	-	3,199,117
Professional fees	374,980	364,387
Redemptions payable to General Partner	-	500,000
Redemptions payable to Limited Partners	4,942,876	2,613,839

Total liabilities	6,079,560	7,436,496

Partners’ Capital:
General Partner, Class Z, 2,738.3753 Redeemable Units outstanding at June 30, 2023 and December 31, 2022	4,194,051	4,119,374
Limited Partners, Class A, 101,882.9958 and 103,164.7728 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	373,906,182	373,270,601
Limited Partners, Class Z, 2,945.0122 and 3,745.9022 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	4,510,533	5,635,007

Total partners’ capital (net asset value)	382,610,766	383,024,982

Total liabilities and partners’ capital	$388,690,326	$390,461,478

Net asset value per Redeemable Unit:
Class A	$3,669.96	$3,618.20

Class Z	$1,531.58	$1,504.31

(1)
Defined in Note 1.

See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
June 30, 2023
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital

Futures Contracts Purchased
Currencies	2,648	$(123,867)	(0.03)%
Energy	3,002	204,598	0.05
Grains	1,404	(417,185)	(0.11)
Indices	987	1,342,706	0.35
Interest Rates U.S.	307	(218,805)	(0.06)
Interest Rates Non-U.S.	151	183,197	0.05
Livestock	397	1,546,896	0.40
Metals	660	(734,594)	(0.19)
Softs	2,413	1,288,818	0.34

Total futures contracts purchased		3,071,764	0.80

Futures Contracts Sold
Currencies	1,098	1,218,320	0.32
Energy	2,518	(1,418,477)	(0.37)
Grains	982	(159,772)	(0.04)
Indices	1,461	903,558	0.24
Interest Rates U.S.	556	506,254	0.13
Interest Rates Non-U.S.	2,183	983,134	0.26
Livestock	241	(544,653)	(0.14)
Metals	384	386,790	0.10
Softs	1,824	(980,997)	(0.26)

Total futures contracts sold		894,157	0.24

Net unrealized appreciation on open futures contracts		$3,965,921	1.04%

Unrealized Appreciation on Open Forward Contracts
Metals	66	$240,146	0.06%

Total unrealized appreciation on open forward contracts		240,146	0.06

Unrealized Depreciation on Open Forward Contracts
Metals	28	$(55,698)	(0.01)%

Total unrealized depreciation on open forward contracts		(55,698)	(0.01)

Net unrealized appreciation on open forward contracts		$184,448	0.05%

Investment in the Funds
CMF TT II, LLC		$78,943,380	20.63%
CMF NL Master Fund LLC		31,513,868	8.24
CMF Drakewood Master Fund LLC		32,654,309	8.53

Total investment in the Funds		$143,111,557	37.40%

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022

Investment Income:
Interest income	$2,511,437	$327,554	$4,726,567	$376,951
Interest income allocated from the Funds	1,193,062	135,159	2,231,844	140,358

Total investment income	3,704,499	462,713	6,958,411	517,309

Expenses:
Expenses allocated from the Funds	748,696	388,773	1,160,874	4,045,750
Clearing fees related to direct investments	651,193	522,744	1,268,662	1,020,568
Ongoing selling agent fees	706,556	779,757	1,423,103	1,484,871
Management fees	838,174	842,446	1,733,461	1,551,659
General Partner fees	722,675	796,848	1,456,611	1,516,568
Incentive fees	-	3,940,527	172,212	9,148,376
Professional fees	209,222	248,380	424,914	476,680

Total expenses	3,876,516	7,519,475	7,639,837	19,244,472

Net investment loss	(172,017)	(7,056,762)	(681,426)	(18,727,163)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(3,780,341)	(20,502,359)	(2,066,183)	(24,866,646)
Net realized gains (losses) on closed contracts allocated from the Funds	3,986,004	9,544,984	(1,719,057)	26,672,949
Net change in unrealized gains (losses) on open contracts	6,246,533	37,067,063	2,037,915	68,566,284
Net change in unrealized gains (losses) on open contracts allocated from the Funds	10,542,031	(5,491,921)	7,936,114	3,288,301

Total trading results	16,994,227	20,617,767	6,188,789	73,660,888

Net income (loss)	$16,822,210	$13,561,005	$5,507,363	$54,933,725

Net income (loss) per Redeemable Unit*:
Class A	$158.31	$120.53	$51.76	$491.43

Class Z	$68.82	$52.75	$27.27	$208.59

Weighted average Redeemable Units outstanding:
Class A	103,579.9408	109,325.4691	104,028.5533	109,365.9485

Class Z	6,093.8202	6,229.4345	6,298.3788	6,082.6125

*   Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	10,334,964	2,923.4660	1,000,000	673.8230	11,334,964	3,597.2890
Redemptions - Limited Partners	(16,165,859)	(4,550.8250)	(1,409,763)	(1,031.3560)	(17,575,622)	(5,582.1810)
Net income (loss)	53,709,071	-	1,224,654	-	54,933,725	-

Partners’ Capital, June 30, 2022	$401,048,687	108,084.9748	$9,502,410	6,183.1635	$410,551,097	114,268.1383

Partners’ Capital, March 31, 2022	$389,705,594	108,554.2008	$8,244,907	5,555.6115	$397,950,501	114,109.8123
Subscriptions - Limited Partners	6,721,964	1,831.1540	1,000,000	673.8230	7,721,964	2,504.9770
Redemptions - Limited Partners	(8,611,262)	(2,300.3800)	(71,111)	(46.2710)	(8,682,373)	(2,346.6510)
Net income (loss)	13,232,391	-	328,614	-	13,561,005	-

Partners’ Capital, June 30, 2022	$401,048,687	108,084.9748	$9,502,410	6,183.1635	$410,551,097	114,268.1383

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	9,917,279	2,733.8770	370,000	246.5010	10,287,279	2,980.3780
Redemptions - Limited Partners	(14,642,662)	(4,015.6540)	(1,566,196)	(1,047.3910)	(16,208,858)	(5,063.0450)
Net income (loss)	5,360,964	-	146,399	-	5,507,363	-

Partners’ Capital, June 30, 2023	$373,906,182	101,882.9958	$8,704,584	5,683.3875	$382,610,766	107,566.3833

Partners’ Capital, March 31, 2023	$364,380,499	103,763.4628	$8,718,901	5,960.5775	$373,099,400	109,724.0403
Subscriptions - Limited Partners	1,198,000	338.7080	327,000	218.5110	1,525,000	557.2190
Redemptions - Limited Partners	(8,076,638)	(2,219.1750)	(759,206)	(495.7010)	(8,835,844)	(2,714.8760)
Net income (loss)	16,404,321	-	417,889	-	16,822,210	-

Partners’ Capital, June 30, 2023	$373,906,182	101,882.9958	$8,704,584	5,683.3875	$382,610,766	107,566.3833

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
As of June 30, 2023, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Greenwave. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended June 30, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2023 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $34,048,573 and $37,622,333, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $3,641,696 (cost of $3,659,956) and $5,747,177 (cost of $5,698,305) at June 30, 2023 and December 31, 2022, respectively.
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
for the year ended December 31, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$160.10	$66.65	$183.76	$75.89	$58.49	$24.34	$659.20	$270.96
Net investment income (loss)	(1.79)	2.17	(63.23)	(23.14)	(6.73)	2.93	(167.77)	(62.37)

Increase (decrease) for the period	158.31	68.82	120.53	52.75	51.76	27.27	491.43	208.59
Net asset value per Redeemable Unit, beginning of period	3,511.65	1,462.76	3,589.96	1,484.07	3,618.20	1,504.31	3,219.06	1,328.23

Net asset value per Redeemable Unit, end of period	$3,669.96	$1,531.58	$3,710.49	$1,536.82	$3,669.96	$1,531.58	$3,710.49	$1,536.82

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.1%	0.9%	(4.0)%	(3.4)%	(0.2)%	0.6%	(6.4)%	(5.6)%

Operating expenses	3.7%	3.1%	3.5%	2.9%	3.7%	3.0%	3.5%	2.8%
Incentive fees	0.1%	0.1%	1.0%	1.0%	0.1%	0.1%	3.2%	3.1%

Total expenses	3.8%	3.2%	4.5%	3.9%	3.8%	3.1%	6.7%	5.9%

Total return:
Total return before incentive fees	4.6%	4.8%	4.3%	4.5%	1.6%	2.0%	18.7%	19.0%
Incentive fees	(0.1)%	(0.1)%	(0.9)%	(0.9)%	(0.2)%	(0.2)%	(3.4)%	(3.3)%

Total return after incentive fees	4.5%	4.7%	3.4%	3.6%	1.4%	1.8%	15.3%	15.7%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 was 23,868 and 44,481, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 was 25,375 and 44,915, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 was 110 and 3, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 was 94 and 2, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 was 0 and 6,375, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 was 0 and 6,898, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
June 30, 2023				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$18,094,000	$(14,128,079)	$3,965,921	$-	$-	$3,965,921
Forwards	240,146	(55,698)	184,448	-	-	184,448

Total assets	$18,334,146	$(14,183,777)	$4,150,369	$-	$-	$4,150,369

Liabilities
Futures	$(14,128,079)	$14,128,079	$-	$-	$-	$-
Forwards	(55,698)	55,698	-	-	-	-

Total liabilities	$(14,183,777)	$14,183,777	$-	$-	$-	$-

Net fair value						$4,150,369	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2022				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$14,305,450	$(12,309,702)	$1,995,748	$-	$-	$1,995,748
Forwards	95,123	(45,549)	49,574	-	-	49,574

Total assets	$14,400,573	$(12,355,251)	$2,045,322	$-	$-	$2,045,322

Liabilities
Futures	$(12,309,702)	$12,309,702	$-	$-	$-	$-
Forwards	(45,549)	45,549	-	-	-	-

Total liabilities	$(12,355,251)	$12,355,251	$-	$-	$-	$-

Net fair value						$2,045,322	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
Assets
Futures Contracts
Currencies	$1,566,752
Energy	4,048,841
Grains	2,293,222
Indices	3,032,891
Interest Rates U.S.	582,480
Interest Rates Non-U.S.	1,371,952
Livestock	1,567,766
Metals	571,311
Softs	3,058,785

Total unrealized appreciation on open futures contracts	18,094,000

Liabilities
Futures Contracts
Currencies	(472,299)
Energy	(5,262,720)
Grains	(2,870,179)
Indices	(786,627)
Interest Rates U.S.	(295,031)
Interest Rates Non-U.S.	(205,621)
Livestock	(565,523)
Metals	(919,115)
Softs	(2,750,964)

Total unrealized depreciation on open futures contracts	(14,128,079)

Net unrealized appreciation on open futures contracts	$3,965,921	*

Assets
Forward Contracts
Metals	$240,146

Total unrealized appreciation on open forward contracts	240,146

Liabilities
Forward Contracts
Metals	$(55,698)

Total unrealized depreciation on open forward contracts	(55,698)

Net unrealized appreciation on open forward contracts	$184,448	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2023		2022		2023		2022
Currencies	$4,605,105		$4,945,698		$6,666,406		$5,103,534
Energy	(283,347)		7,273,670		(351,282)		26,168,859
Grains	(2,399,915)		(1,093,915)		(5,190,813)		343,588
Indices	2,471,634		10,458,002		12,696,743		15,173,055
Interest Rates U.S.	(1,826,561)		(447,172)		(6,379,405)		1,784,636
Interest Rates Non-U.S.	2,036,623		4,278,681		(6,274,975)		4,196,123
Livestock	1,451,802		(998,359)		1,282,709		(1,303,691)
Metals	(3,628,043)		(6,344,276)		(4,498,048)		(6,360,313)
Softs	38,894		(1,507,625)		2,020,397		(1,406,153)

Total	$2,466,192	***	$16,564,704	***	$(28,268)	***	$43,699,638	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$18,094,000	$16,553,400	$1,540,600	$-
Forwards	240,146	-	240,146	-

Total assets	$18,334,146	$16,553,400	$1,780,746	$-

Liabilities
Futures	$14,128,079	$13,797,096	$330,983	$-
Forwards	55,698	-	55,698	-

Total liabilities	$14,183,777	$13,797,096	$386,681	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$14,305,450	$13,564,310	$741,140	$-
Forwards	95,123	-	95,123	-

Total assets	$14,400,573	$13,564,310	$836,263	$-

Liabilities
Futures	$12,309,702	$11,708,457	$601,245	$-
Forwards	45,549	-	45,549	-

Total liabilities	$12,355,251	$11,708,457	$646,794	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2023 and December 31, 2022, respectively.
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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2023.
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
As of June 30, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 72.4% of NL Master and approximately 61.1% of Drakewood Master. At December 31, 2022, the Partnership owned 100.0% of Transtrend Master, approximately 71.4% of NL Master and approximately 68.2% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$79,820,104	$876,724	$78,943,380
NL Master	43,517,964	132,722	43,385,242
Drakewood Master	56,416,107	3,125,483	53,290,624

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$72,198,137	$1,095,672	$71,102,465
NL Master	47,648,689	2,382,869	45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(99,056)	$14,314,732	$14,215,676
NL Master	432,129	953,963	1,386,092
Drakewood Master	373,072	(889,597)	(516,525)

	For the six months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$70,037	$9,816,981	$9,887,018
NL Master	804,887	(3,492,307)	(2,687,420)
Drakewood Master	641,952	(1,743,275)	(1,101,323)

	For the three months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(261,180)	$410,856	$149,676
NL Master	17,036	7,158,232	7,175,268
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)

	For the six months ended June 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(3,883,677)	$21,478,088	$17,594,411
NL Master	(22,788)	13,766,600	13,743,812
Drakewood Master (a)	(6,189)	(2,129,915)	(2,136,104)
(a) From May 1, 2022, commencement of operations for Drakewood Master, through June 30, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	June 30, 2023		For the three months ended June 30, 2023
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	20.63%	$78,943,380	$14,889,271	$134,268	$18,019	$153,219	$368,091	$14,215,674	Commodity Portfolio	Monthly
NL Master	8.24%	31,513,868	1,031,185	16,580	11,699	-	-	1,002,906	Commodity Portfolio	Monthly
Drakewood Master	8.53%	32,654,309	(199,359)	35,996	10,824	-	-	(246,179)	Commodity Portfolio	Monthly

Total		$143,111,557	$15,721,097	$186,844	$40,542	$153,219	$368,091	$14,972,401

	June 30, 2023		For the six months ended June 30, 2023
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	20.63%	$78,943,380	$10,884,345	$242,277	$35,969	$315,215	$403,868	$9,887,016	Commodity Portfolio	Monthly
NL Master	8.24%	31,513,868	(1,892,492)	28,464	23,348	-	-	(1,944,304)	Commodity Portfolio	Monthly
Drakewood Master	8.53%	32,654,309	(542,952)	88,930	22,803	-	-	(654,685)	Commodity Portfolio	Monthly

Total		$143,111,557	$8,448,901	$359,671	$82,120	$315,215	$403,868	$7,288,027

	December 31, 2022		For the three months ended June 30, 2022
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	18.56%	$71,102,465	$481,931	$105,117	$17,000	$195,166	$14,972	$149,676	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	5,216,399	11,416	11,010	-	-	5,193,973	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	(1,510,108)	21,804	12,288	-	-	(1,544,200)	Commodity Portfolio	Monthly

Total		$133,277,060	$4,188,222	$138,337	$40,298	$195,166	$14,972	$3,799,449

	December 31, 2022		For the six months ended June 30, 2022
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	18.56%	$71,102,465	$21,550,037	$244,092	$34,000	$339,922	$3,337,612	$17,594,411	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	10,061,679	33,803	22,229	—	—	10,005,647	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	(1,510,108)	21,804	12,288	—	—	(1,544,200)	Commodity Portfolio	Monthly

Total		$133,277,060	$30,101,608	$299,699	$68,517	$339,922	$3,337,612	$26,055,858

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.9% to 2.2% of the Partnership’s/Funds’ contracts are traded OTC.
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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2023.

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

For the six months ended June 30, 2023, the Partnership’s capital decreased 0.1% from $383,024,982 to $382,610,766. This decrease was attributable to redemptions of 4,015.6540 Class A limited partner Redeemable Units totaling $14,642,662, redemptions of 1,047.3910 Class Z limited partner Redeemable Units totaling $1,566,196, which was partially offset by subscriptions of 2,733.8770 Class A limited partner Redeemable Units totaling $9,917,279, subscriptions of 246.5010 Class Z limited partner Redeemable Units totaling $370,000 and a net gain of $5,507,363. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2023, the net asset value per Redeemable Unit for Class A increased 4.5% from $3,511.65 to $3,669.96, as compared to an increase of 3.4% in the second quarter of 2022. During the Partnership’s second quarter of 2023, the net asset value per Redeemable Unit for Class Z increased 4.7% from $1,462.76 to $1,531.58, as compared to an increase of 3.6% in the second quarter of 2022. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2023 of $16,994,227. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, livestock, non-U.S. interest rates and softs and were partially offset by losses in grains, metals and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2022 of $20,617,767. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals and softs.

During the second quarter, net trading results in the agricultural markets were flat for the quarter as gains recorded in soft commodities and livestock were offset by losses in the grains and seed oils. The Partnership’s largest gains for the quarter were recorded in the currency markets from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar on expectations the Bank of Japan would support its dovish monetary policy while the U.S. Federal Reserve was expected to continue its restrictive rate policy. Further currency gains for the quarter were recorded from long positions in the Mexican peso, as the value of the peso continued to strengthen versus the U.S. dollar, and from short positions in the euro against several of its higher yielding European counterparts. In global stock indices, long futures positions in Asian equity indices profited during May and June as prices rose amid economic data supporting investors’ “risk-on” stance. Further gains were recorded from long positions in European equity index futures during April and June. In global fixed income, short positions in European fixed income futures achieved gains as prices dropped throughout a majority of the quarter on expectations the European Central Bank would need to maintain its hawkish interest rate policy to combat inflation. Smaller gains were recorded in the energy sector from short futures positions in natural gas and European electricity. A portion of the gains for the second quarter was offset by losses incurred from long positions in gold and platinum futures as precious metals prices reversed lower during May on the U.S. dollar’s broader strength. Losses were also experienced from long positions in copper as prices reversed lower in April.

During the Partnership’s six months ended June 30, 2023, the net asset value per Redeemable Unit for Class A increased 1.4% from $3,618.20 to $3,669.96, as compared to an increase of 15.3% during the six months ended June 30, 2022. During the Partnership’s six months ended June 30, 2023, the net asset value per Redeemable Unit for Class Z increased 1.8% from $1,504.31 to $1,531.58, as compared to an increase of 15.7% during the six months ended June 30, 2022. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2023 of $6,188,789. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, livestock and softs and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2022 of $73,660,888. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals and softs.

During the first six months of the year, net trading results in the agriculturals were flat for the first six months of the year as gains recorded in soft commodities and livestock offset losses experienced in the grains. The largest profits were achieved in the currency markets from long positions in the Mexican peso as the value of the peso rallied against the U.S. dollar throughout the first half of the year on speculation the Mexican central bank would remain committed to fighting inflation. Additional currency gains were recorded during a majority of the first six months of the year from short positions in the Japanese yen against the U.S. dollar and in euro crossrate positions versus its higher yielding European counterparts. Gains were recorded in the global stock index sector during February, March, and April from short futures positions in U.S. indices and during January, February, April, and June from long futures positions in European indices as investors’ appetite for risk assets differed in the two regions. Additional gains in the sector were recorded from long futures positions in Asian equity indices and the VIX Index (U.S. equity volatility). In freight indices, gains were recorded from long positions in Baltic freight index futures as prices trended higher throughout much of the first quarter. A portion of the gains for the first six months of the year was offset by losses incurred in the global fixed income markets during January and March. In January, losses were recorded from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led investors to believe global central banks would be less aggressive with future interest rate hikes. During March, more notable losses were recorded in the fixed income sector from short positions in U.S. and European fixed income futures as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two prominent regional banks in the U.S. Additional losses during the first six months of the year were recorded in the metals markets from positions in copper futures as copper prices lacked consistent direction from February through June. Losses in the metals sector were also recorded throughout the first six months of the year from positions in platinum and silver futures. In the energies, losses resulted from short-term volatile price movement in Brent crude oil and West Texas Intermediate crude oil throughout a majority of the first half of the year.

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

As of June 30, 2023, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2023 increased by $3,241,786 and $6,441,102, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with higher average daily equity during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2023 increased by $128,449 and $248,094, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and six months ended June 30, 2023 decreased by $73,201 and $61,768, respectively, as compared to the corresponding periods in 2022. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2023 decreased by $46,219 and increased $157,095, respectively, as compared to the corresponding periods in 2022. The decrease in management fees was due to lower average adjusted net assets during the three months ended June 30, 2023 as compared to the corresponding period in 2022. The increase in management fees was due to higher average adjusted net assets during the six months ended June 30, 2023 as compared to the corresponding period in 2022.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2023 decreased by $74,173 and $59,957, respectively, as compared to the corresponding periods in 2022. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $368,091 and $576,080, respectively. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $3,955,499 and $12,485,988, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2023 and March 31, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		June 30, 2023		March 31, 2023
Advisor	June 30, 2023	(percentage of Partners’ Capital)	March 31, 2023	(percentage of Partners’ Capital)
Transtrend	$78,943,081	21%	$69,804,931	19%
Northlander	$31,513,972	8%	$30,744,037	8%
Drakewood	$32,654,309	9%	$31,412,669	8%
JSCL	$142,883,769	37%	$145,781,040	39%
Quantica	$49,812,624	13%	$44,908,183	12%
Breakout	$26,859,378	7%	$35,494,846	10%
Unallocated	$19,943,633	5%	$14,953,694	4%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Breakout directly trade managed accounts in the name of the Partnership. As of June 30, 2023, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Partnership’s total capitalization was $382,610,766.

	June 30, 2023
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$13,311,050	3.48%
Energy	10,789,791	2.82
Grains	2,437,884	0.64
Indices	10,599,924	2.77
Interest Rates U.S.	2,192,358	0.57
Interest Rates Non-U.S.	7,119,278	1.86
Livestock	984,088	0.26
Metals	5,382,368	1.41
Softs	2,610,636	0.68

Total	$55,427,377	14.49%

As of December 31, 2022, the Partnership’s total capitalization was $383,024,982.

	December 31, 2022
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,017,784	2.09%
Energy	17,436,644	4.55
Grains	3,938,540	1.03
Indices	10,050,993	2.62
Interest Rates U.S.	1,998,659	0.52
Interest Rates Non-U.S.	5,408,905	1.41
Livestock	1,056,578	0.28
Metals	4,165,258	1.09
Softs	3,597,942	0.94

Total	$55,671,303	14.53%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended June 30, 2023 and the twelve months ended December 31, 2022, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		June 30, 2023

			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,833,544	1.79%	$7,558,497	$3,145,564	$5,314,561
Energy	8,142,778	2.13	10,561,620	6,059,761	7,957,180
Grains	1,419,179	0.37	4,082,407	1,419,179	2,809,323
Indices	6,904,381	1.80	12,195,615	3,769,917	6,901,374
Interest Rates U.S.	1,137,364	0.30	3,471,956	373,928	1,916,888
Interest Rates Non-U.S.	4,242,945	1.11	4,242,945	1,029,342	2,187,139
Livestock	739,998	0.19	1,044,560	535,879	776,984
Metals	2,099,979	0.55	6,876,093	1,693,576	3,705,951
Softs	1,450,678	0.38	3,694,115	1,353,582	2,020,024

Total	$32,970,846	8.62%

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

At June 30, 2023, Transtrend Master’s total capitalization was $78,943,380 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2023, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

		June 30, 2023

			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,411,439	8.12%	$7,669,295	$6,003,695	$6,970,503
Energy	1,431,409	1.81	1,792,882	1,167,167	1,483,284
Grains	1,018,705	1.29	2,939,261	1,018,705	2,496,937
Indices	3,695,543	4.68	4,046,608	3,111,030	3,513,682
Interest Rates U.S.	1,054,994	1.34	1,738,363	608,998	1,044,672
Interest Rates Non-U.S.	2,876,333	3.64	4,004,932	2,156,382	3,059,319
Livestock	244,090	0.31	294,470	222,750	260,970
Metals	622,230	0.79	1,178,456	573,484	854,850
Softs	1,159,958	1.47	1,835,301	1,157,902	1,579,620

Total	$18,514,701	23.45%

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

At June 30, 2023, NL Master’s total capitalization was $43,385,242 and the Partnership owned approximately 72.4% of NL Master. As of June 30, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

		June 30, 2023

			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,679,011	3.87%	$2,568,648	$ 832,520	$1,610,008

Total	$1,679,011	3.87%

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

At June 30, 2023, Drakewood Master’s total capitalization was $53,290,624 and the Partnership owned approximately 61.1% of Drakewood Master. As of June 30, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

		June 30, 2023

			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$108,130	0.20%	$207,086	$108,130	$158,415
Metals	4,353,779	8.17	5,377,400	3,057,197	4,338,450

Total	$4,461,909	8.37%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.

Each of Morgan Stanley and MS&Co. is also involved, from time to time, other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding MS&Co.’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten or sold by MS&Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and remains engaged in discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the SDNY styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15,2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation.

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

Item lA.     Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II, Item, 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2023, there were subscriptions of 338.7080 Class A Redeemable Units totaling $1,198,000 and 218.5110 Class Z Redeemable Units totaling $327,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	335.7180	$3,589.76	N/A	N/A	N/A	N/A
May 1, 2023 - May 31, 2023	743.4800	$3,615.19	N/A	N/A	N/A	N/A
June 1, 2023 - June 30, 2023	1,139.9770	$3,669.96	495.7010	$1,531.58	N/A	N/A
	2,219.1750	$3,639.48	495.7010	$1,531.58

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.       Defaults Upon Senior Securities. — None.

Item 4.       Mine Safety Disclosures. — Not Applicable.

Item 5.       Other Information. — None.

Item 6.	Exhibits.

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

CERES ORION L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 10, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 10, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.