Form 10-Q
period 2023-09-30
CERES ORION L.P.
filed 2023-11-09
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange
Act
.

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
of the Exchange Act).
Yes

No
X
As of October 31, 2023, 99,748.9208 Limited Partnership Class A Redeemable Units were outstanding and 3,027.8882 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Statements of Financial Condition

	September 30,	December 31,
	2023	2022
	(Unaudited)

Assets:
Investment in the Funds (1) , at fair value	$139,214,152	$133,277,060
Redemptions receivable from the Funds	271,603	1,922,587

Equity in trading account:
Unrestricted cash	195,963,400	209,145,471
Restricted cash	34,110,287	37,622,333
Foreign cash (cost $1,837,427 and $5,698,305 at September 30, 2023 and December 31, 2022, respectively)	1,739,713	5,747,177
Net unrealized appreciation on open futures contracts	719,586	1,995,748
Net unrealized appreciation on open forward contracts	-	49,574
Options purchased, at fair value (premiums paid $74,400 and $0 at September 30, 2023 and December 31, 2022, respectively)	79,050	-

Total equity in trading account	232,612,036	254,560,303

Interest receivable	872,674	701,528

Total assets	$372,970,465	$390,461,478

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$200,275	$-
Accrued expenses:
Ongoing selling agent fees	227,611	237,488
Management fees	271,529	278,003
General Partner fees	232,601	243,662
Incentive fees	-	3,199,117
Professional fees	381,206	364,387
Redemptions payable to General Partner	-	500,000
Redemptions payable to Limited Partners	1,383,724	2,613,839

Total liabilities	2,696,946	7,436,496

Partners’ Capital:
General Partner, Class Z, 2,738.3753 Redeemable Units outstanding at September 30, 2023 and December 31, 2022	4,130,199	4,119,374
Limited Partners, Class A, 100,269.4458 and 103,164.7728 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	361,701,458	373,270,601
Limited Partners, Class Z, 2,945.0122 and 3,745.9022 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	4,441,862	5,635,007

Total partners’ capital (net asset value)	370,273,519	383,024,982

Total liabilities and partners’ capital	$372,970,465	$390,461,478

Net asset value per Redeemable Unit:
Class A	$3,607.29	$3,618.20

Class Z	$1,508.27	$1,504.31

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Orion L.P.
Condensed Schedule of Investments
September 30, 2023
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	1,898	$(295,924)	(0.08)%
Energy	2,068	1,113,562	0.30
Grains	3,059	(7,700,577)	(2.08)
Indices	1,229	(657,586)	(0.18)
Interest Rates U.S.	1,018	209,821	0.05
Interest Rates Non-U.S.	77	(302,689)	(0.08)
Livestock	372	(45,337)	(0.01)
Metals	1,594	(190,402)	(0.05)
Softs	2,264	(713,127)	(0.19)

Total futures contracts purchased		(8,582,259)	(2.32)

Futures Contracts Sold
Currencies	1,341	1,058,796	0.28
Energy	1,452	(476,654)	(0.13)
Grains	2,802	5,762,019	1.56
Indices	1,369	(160,899)	(0.04)
Interest Rates U.S.	894	1,339,158	0.36
Interest Rates Non-U.S.	1,924	859,969	0.23
Livestock	222	143,350	0.04
Metals	924	(49,406)	(0.01)
Softs	1,639	825,512	0.22

Total futures contracts sold		9,301,845	2.51

Net unrealized appreciation on open futures contracts		$719,586	0.19%

Unrealized Appreciation on Open Forward Contracts
Metals	113	$313,452	0.08%

Total unrealized appreciation on open forward contracts		313,452	0.08

Unrealized Depreciation on Open Forward Contracts
Metals	126	$(513,727)	(0.13)%

Total unrealized depreciation on open forward contracts		(513,727)	(0.13)

Net unrealized depreciation on open forward contracts		$(200,275)	(0.05)%

Options Purchased
Puts
Indices	33	$79,050	0.02%

Total options purchased (premiums paid $ 74,400 )		$79,050	0.02%

Investment in the Funds
CMF TT II, LLC		$76,522,942	20.67%
CMF NL Master Fund LLC		30,327,667	8.19
CMF Drakewood Master Fund LLC		32,363,543	8.74

Total investment in the Funds		$139,214,152	37.60%

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

Ceres Orion L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$2,663,209	$1,197,922	$7,389,776	$1,574,873
Interest income allocated from the Funds	1,355,858	524,789	3,587,702	665,147

Total investment income	4,019,067	1,722,711	10,977,478	2,240,020

Expenses:
Expenses allocated from the Funds	357,926	736,544	1,518,800	4,782,294
Clearing fees related to direct investments	608,699	321,692	1,877,361	1,342,260
Ongoing selling agent fees	684,717	777,225	2,107,820	2,262,096
Management fees	826,146	939,482	2,559,607	2,491,141
General Partner fees	699,603	795,286	2,156,214	2,311,854
Incentive fees	-	3,583,367	172,212	12,731,743
Professional fees	207,339	247,377	632,253	724,057

Total expenses	3,384,430	7,400,973	11,024,267	26,645,445

Net investment income (loss)	634,637	(5,678,262)	(46,789)	(24,405,425)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(1,719,513)	6,927,338	(3,785,696)	(17,939,308)
Net realized gains (losses) on closed contracts allocated from the Funds	3,238,048	(7,585,397)	1,518,991	19,087,552
Net change in unrealized gains (losses) on open contracts	(3,705,862)	12,659,652	(1,667,947)	81,225,936
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(4,993,904)	11,893,236	2,942,210	15,181,537

Total trading results	(7,181,231)	23,894,829	(992,442)	97,555,717

Net income (loss)	$(6,546,594)	$18,216,567	$(1,039,231)	$73,150,292

Net income (loss) per Redeemable Unit*:
Class A	$(62.67)	$164.60	$(10.91)	$656.03

Class Z	$(23.31)	$71.24	$3.96	$279.83

Weighted average Redeemable Units outstanding:
Class A	101,297.7308	108,191.8841	103,118.2791	108,974.5937

Class Z	5,683.3875	6,482.3258	6,093.3817	6,215.8503

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Orion L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	13,397,264	3,750.4500	1,865,000	1,239.0160	15,262,264	4,989.4660
Redemptions - Limited Partners	(27,784,958)	(7,601.0500)	(1,409,763)	(1,031.3560)	(29,194,721)	(8,632.4060)
Net income (loss)	71,441,277	-	1,709,015	-	73,150,292	-

Partners’ Capital, September 30, 2022	$410,224,094	105,861.7338	$10,851,771	6,748.3565	$421,075,865	112,610.0903

Partners’ Capital, June 30, 2022	$401,048,687	108,084.9748	$9,502,410	6,183.1635	$410,551,097	114,268.1383
Subscriptions - Limited Partners	3,062,300	826.9840	865,000	565.1930	3,927,300	1,392.1770
Redemptions - Limited Partners	(11,619,099)	(3,050.2250)	-	-	(11,619,099)	(3,050.2250)
Net income (loss)	17,732,206	-	484,361	-	18,216,567	-

Partners’ Capital, September 30, 2022	$410,224,094	105,861.7338	$10,851,771	6,748.3565	$421,075,865	112,610.0903

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	10,471,279	2,889.5770	370,000	246.5010	10,841,279	3,136.0780
Redemptions - Limited Partners	(20,987,315)	(5,784.9040)	(1,566,196)	(1,047.3910)	(22,553,511)	(6,832.2950)
Net income (loss)	(1,053,107)	-	13,876	-	(1,039,231)	-

Partners’ Capital, September 30, 2023	$361,701,458	100,269.4458	$8,572,061	5,683.3875	$370,273,519	105,952.8333

Partners’ Capital, June 30, 2023	$373,906,182	101,882.9958	$8,704,584	5,683.3875	$382,610,766	107,566.3833
Subscriptions - Limited Partners	554,000	155.7000	-	-	554,000	155.7000
Redemptions - Limited Partners	(6,344,653)	(1,769.2500)	-	-	(6,344,653)	(1,769.2500)
Net income (loss)	(6,414,071)	-	(132,523)	-	(6,546,594)	-

Partners’ Capital, September 30, 2023	$361,701,458	100,269.4458	$8,572,061	5,683.3875	$370,273,519	105,952.8333

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below), NL Master (as defined below) and Drakewood Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of September 30, 2023, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Greenwave. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended September 30, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2023 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $34,110,287 and $37,622,333, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,739,713 (cost of $1,837,427) and $5,747,177 (cost of $5,698,305) at September 30, 2023 and December 31, 2022, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2019 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities
.
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
for the year ended December 31, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*

Net realized and unrealized gains (losses)	$(68.64)	$(28.62)	$215.96	$90.02	$(9.98)	$(4.02)	$875.39	$360.45
Net investment income (loss)	5.97	5.31	(51.36)	(18.78)	(0.93)	7.98	(219.36)	(80.62)

Increase (decrease) for the period	(62.67)	(23.31)	164.60	71.24	(10.91)	3.96	656.03	279.83
Net asset value per Redeemable Unit, beginning of period	3,669.96	1,531.58	3,710.49	1,536.82	3,618.20	1,504.31	3,219.06	1,328.23

Net asset value per Redeemable Unit, end of period	$3,607.29	$1,508.27	$3,875.09	$1,608.06	$3,607.29	$1,508.27	$3,875.09	$1,608.06

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.7%	1.4%	(2.7)%	(1.9)%	0.0%	0.7%	(6.8)%	(5.9)%

Operating expenses	3.6%	2.9%	3.3%	2.6%	3.7%	3.0%	3.4%	2.7%
Incentive fees	-%	-%	1.0%	1.0%	0.2%	0.2%	4.1%	4.0%

Total expenses	3.6%	2.9%	4.3%	3.6%	3.9%	3.2%	7.5%	6.7%

Total return:
Total return before incentive fees	(1.7)%	(1.5)%	5.4%	5.7%	(0.2)%	0.4%	25.0%	25.5%
Incentive fees	-%	-%	(1.0)%	(1.1)%	(0.1)%	(0.1)%	(4.6)%	(4.4)%

Total return after incentive fees	(1.7)%	(1.5)%	4.4%	4.6%	(0.3)%	0.3%	20.4%	21.1%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 was
27,384
and
41,247
, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 was
26,045
and
43,693
, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 was
186
and
102
, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 was 125 and 35, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 was 63 and 3,490, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 was
21
and
5,762
, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ members, including the Partnership.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2023				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$19,905,104	$(19,185,518)	$719,586	$-	$-	$719,586
Forwards	313,452	(313,452)	-	-	-	-

Total assets	$20,218,556	$(19,498,970)	$719,586	$-	$-	$719,586

Liabilities
Futures	$(19,185,518)	$19,185,518	$-	$-	$-	$-
Forwards	(513,727)	313,452	(200,275)	-	200,275	-

Total liabilities	$(19,699,245)	$19,498,970	$(200,275)	$-	$200,275	$-

Net fair value						$719,586	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2022				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$14,305,450	$(12,309,702)	$1,995,748	$-	$-	$1,995,748
Forwards	95,123	(45,549)	49,574	-	-	49,574

Total assets	$14,400,573	$(12,355,251)	$2,045,322	$-	$-	$2,045,322

Liabilities
Futures	$(12,309,702)	$12,309,702	$-	$-	$-	$-
Forwards	(45,549)	45,549	-	-	-	-

Total liabilities	$(12,355,251)	$12,355,251	$-	$-	$-	$-

Net fair value						$2,045,322	*

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
Assets
Futures Contracts
Currencies	$1,350,362
Energy	4,807,452
Grains	5,908,572
Indices	1,040,817
Interest Rates U.S.	1,551,558
Interest Rates Non-U.S.	1,030,212
Livestock	327,374
Metals	964,524
Softs	2,924,233

Total unrealized appreciation on open futures contracts	19,905,104

Liabilities
Futures Contracts
Currencies	(587,490)
Energy	(4,170,544)
Grains	(7,847,130)
Indices	(1,859,302)
Interest Rates U.S.	(2,579)
Interest Rates Non-U.S.	(472,932)
Livestock	(229,361)
Metals	(1,204,332)
Softs	(2,811,848)

Total unrealized depreciation on open futures contracts	(19,185,518)

Net unrealized appreciation on open futures contracts	$719,586	*

Assets
Forward Contracts
Metals	$313,452

Total unrealized appreciation on open forward contracts	313,452

Liabilities
Forward Contracts
Metals	$(513,727)

Total unrealized depreciation on open forward contracts	(513,727)

Net unrealized depreciation on open forward contracts	$(200,275)	**

Assets
Options Purchased
Indices	$79,050

Total options purchased	$79,050	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2023		2022		2023		2022
Currencies	$26,096		$6,568,561		$6,692,502		$11,672,095
Energy	(86,282)		8,090,798		(437,564)		34,259,657
Grains	(1,504,537)		(743,871)		(6,695,350)		(400,283)
Indices	(4,730,258)		3,224,610		7,966,485		18,397,665
Interest Rates U.S.	2,599,932		1,717,639		(3,779,473)		3,502,275
Interest Rates Non-U.S.	(300,924)		2,351,618		(6,575,899)		6,547,741
Livestock	285,646		(316,941)		1,568,355		(1,620,632)
Metals	(3,102,898)		(520,348)		(7,600,946)		(6,880,661)
Softs	1,387,850		(785,076)		3,408,247		(2,191,229)

Total	$(5,425,375)	****	$19,586,990	****	$(5,453,643)	****	$63,286,628	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2023 and December 31, 2022 and for the periods ended September 30, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$19,905,104	$19,381,968	$523,136	$-
Forwards	313,452	-	313,452	-
Options purchased	79,050	79,050	-	-

Total assets	$20,297,606	$19,461,018	$836,588	$-

Liabilities
Futures	$19,185,518	$18,569,408	$616,110	$-
Forwards	513,727	-	513,727	-

Total liabilities	$19,699,245	$18,569,408	$1,129,837	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$14,305,450	$13,564,310	$741,140	$-
Forwards	95,123	-	95,123	-

Total assets	$14,400,573	$13,564,310	$836,263	$-

Liabilities
Futures	$12,309,702	$11,708,457	$601,245	$-
Forwards	45,549	-	45,549	-

Total liabilities	$12,355,251	$11,708,457	$646,794	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of September 30, 2023 and December 31, 2022, respectively.

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

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2023.
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
As of September 30, 2023, the Partnership owned
100.0
% of Transtrend Master, approximately
72.4
% of NL Master and approximately
63.9
% of Drakewood Master. At December 31, 2022, the Partnership owned
100.0
% of Transtrend Master, approximately
71.4
% of NL Master and approximately
68.2
% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$77,323,753	$800,811	$76,522,942
NL Master	41,868,073	129,570	41,738,503
Drakewood Master	54,936,549	4,467,133	50,469,416

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$72,198,137	$1,095,672	$71,102,465
NL Master	47,648,689	2,382,869	45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$409,976	$(183,946)	$226,030
NL Master	490,050	(1,810,673)	(1,320,623)
Drakewood Master	376,530	(414,050)	(37,520)

	For the nine months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$480,013	$9,633,035	$10,113,048
NL Master	1,294,937	(5,302,980)	(4,008,043)
Drakewood Master	1,018,482	(2,157,325)	(1,138,843)

	For the three months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(403,386)	$2,371,576	$1,968,190
NL Master	162,938	2,109,657	2,272,595
Drakewood Master	103,477	458,651	562,128

	For the nine months ended September 30, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(4,287,063)	$23,849,664	$19,562,601
NL Master	140,150	15,876,257	16,016,407
Drakewood Master (a)	97,288	(1,671,264)	(1,573,976)
(a) From May 1, 2022, commencement of operations for Drakewood Master, through September 30, 2022.

Ceres Orion L.P.
Notes to Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	September 30, 2023		For the three months ended September 30, 2023
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	20.67%	$76,522,942	$497,310	$92,247	$17,950	$161,083	$-	$226,030	Commodity Portfolio	Monthly
NL Master	8.19%	30,327,667	(928,770)	15,176	11,650	-	-	(955,596)	Commodity Portfolio	Monthly
Drakewood Master	8.74%	32,363,543	31,462	49,178	10,642	-	-	(28,358)	Commodity Portfolio	Monthly

Total		$139,214,152	$(399,998)	$156,601	$40,242	$161,083	$-	$(757,924)

	September 30, 2023		For the nine months ended September 30, 2023
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	20.67%	$76,522,942	$11,381,655	$334,524	$53,919	$476,298	$403,868	$10,113,046	Commodity Portfolio	Monthly
NL Master	8.19%	30,327,667	(2,821,262)	43,640	34,998	-	-	(2,899,900)	Commodity Portfolio	Monthly
Drakewood Master	8.74%	32,363,543	(511,490)	138,108	33,445	-	-	(683,043)	Commodity Portfolio	Monthly

Total		$139,214,152	$8,048,903	$516,272	$122,362	$476,298	$403,868	$6,530,103

	December 31, 2022		For the three months ended September 30, 2022
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	18.56%	$71,102,465	$2,634,825	$92,888	$17,083	$168,748	$387,916	$1,968,190	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	1,757,388	13,596	11,169	-	-	1,732,623	Commodity Portfolio	Monthly
Drakewood Master	7.77%	29,751,951	440,415	27,175	17,969	-	-	395,271	Commodity Portfolio	Monthly

Total		$133,277,060	$4,832,628	$133,659	$46,221	$168,748	$387,916	$4,096,084

	December 31, 2022		For the nine months ended September 30, 2022
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	18.56%	$71,102,465	$24,184,862	$336,980	$51,083	$508,670	$3,725,528	$19,562,601	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	11,819,067	47,399	33,398	-	-	11,738,270	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	(1,069,693)	48,979	30,257	-	-	(1,148,929)	Commodity Portfolio	Monthly

Total		$133,277,060	$34,934,236	$433,358	$114,738	$508,670	$3,725,528	$30,151,942

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.9% to 2.3% of the Partnership’s/Funds’ contracts are traded OTC.
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership/Funds to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2023.

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

For the nine months ended September 30, 2023, the Partnership’s capital decreased 3.3% from $383,024,982 to $370,273,519. This decrease was attributable to redemptions of 5,784.9040 Class A limited partner Redeemable Units totaling $20,987,315, redemptions of 1,047.3910 Class Z limited partner Redeemable Units totaling $1,566,196 and a net loss of $1,039,231, which was partially offset by subscriptions of 2,889.5770 Class A limited partner Redeemable Units totaling $10,471,279, subscriptions of 246.5010 Class Z limited partner Redeemable Units totaling $370,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2023, the net asset value per Redeemable Unit for Class A decreased 1.7% from $3,669.96 to $3,607.29, as compared to an increase of 4.4% in the third quarter of 2022. During the Partnership’s third quarter of 2023, the net asset value per Redeemable Unit for Class Z decreased 1.5% from $1,531.58 to $1,508.27, as compared to an increase of 4.6% in the third quarter of 2022. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2023 of $7,181,231. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, indices, non-U.S. interest rates and metals and were partially offset by gains in energy, livestock, U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2022 of $23,894,829. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals and softs.

During the third quarter, the Partnership’s most notable losses were experienced in stock indices from short positions in U.S. equity index futures during July as stock prices climbed higher on stronger-than-expected corporate earnings and economic data suggesting the rate of U.S. inflation was slowing. Further losses from positions in U.S. equity index futures were incurred during August. In the metals markets, long positioning in gold resulted in losses during August and September as prices were forced lower by strength in the U.S. dollar. In currencies, losses were incurred during July from crossrate positions in the Euro and British pound against several of their European counterparts. Additional currency losses were recorded during August and September from long positions in the British pound relative to the U.S. dollar. Smaller losses for the quarter were recorded from short positions in Baltic freight index futures during September. A portion of the Partnership’s trading losses for the third quarter was offset by gains recorded in the agricultural markets from long positions in sugar and cocoa as prices climbed to new multi-year highs numerous times throughout the quarter amid ongoing reports of tight supplies. Smaller gains were recorded from short positions in wheat during August and September. In global fixed income, short positions in U.S. government debt futures profited during September as prices dropped on expectations the Federal Reserve will continue to keep rates high. In the energies, gains were achieved during September from long positions in crude oil and several of its refined products as prices rose amid announcements of supply cuts by Saudi Arabia and Russia.

During the Partnership’s nine months ended September 30, 2023, the net asset value per Redeemable Unit for Class A decreased 0.3% from $3,618.20 to $3,607.29, as compared to an increase of 20.4% during the nine months ended September 30, 2022. During the Partnership’s nine months ended September 30, 2023, the net asset value per Redeemable Unit for Class Z increased 0.3% from $1,504.31 to $1,508.27, as compared to an increase of 21.1% during the nine months ended September 30, 2022. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2023 of $992,442. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2022 of $97,555,717. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals and softs.

During the first nine months of the year, the Partnership’s most notable gains were recorded in currencies from short positions in the Japanese yen against the U.S. dollar as the value of the yen weakened against the dollar throughout a substantial portion of the first nine months of the year primarily due to the Bank of Japan’s dovish interest rate policy relative to the U.S. Federal Reserve’s hawkish interest rate stance. Further gains were recorded from long positions in the Mexican peso as the value of the peso rallied against the U.S. dollar throughout the first half of the year and into July. Smaller gains were recorded from short positions in the Chinese yuan and in Euro crossrate positions against its higher yielding European counterparts. In stock indices, gains were achieved during January, February, April, and June from long futures positions in European indices amid investors’ appetite for “risk assets.” Smaller gains were recorded from long futures positions in Asian equity indices and the CBOE Volatility Index (“VIX”) during the first half of the year. In the agricultural markets, long futures positioning in sugar and cocoa profited as prices trended higher throughout the first nine months of the year on increasing concerns regarding tight supplies. Smaller gains were recorded from long positions in live cattle futures as prices in this market also trended higher. The Partnership’s trading gains for the first nine months of the year were offset by trading losses incurred in the global fixed income markets primarily during January and March. In January, losses were recorded from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led investors to believe, at the time, central banks would be less aggressive with future interest rate hikes. During March, more notable losses were recorded from short positions in U.S. and European fixed income futures as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two prominent regional banks in the U.S. In the metals markets, a lack of consistent directional price movement throughout the first nine months of the year resulted in losses for positions in copper futures. Smaller losses were recorded from positions in silver, gold, and platinum as precious metals prices experienced volatility due primarily to short-term fluctuations in the U.S. dollar. In the energies, a lack of consistent direction in coal prices from January through September resulted in losses for positions in European coal futures. Losses in the energies also resulted from short-term volatile price movement in Brent crude oil and West Texas Intermediate crude oil throughout a majority of the first six months of the year.

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

As of September 30, 2023, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2023 increased by $2,296,356 and $8,737,458, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates along with higher average daily equity during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2023 increased by $287,007 and $535,101, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and nine months ended September 30, 2023 decreased by $92,508 and $154,276, respectively, as compared to the corresponding periods in 2022. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2023 decreased by $121,001 and increased $36,094, respectively, as compared to the corresponding periods in 2022. The decrease in management fees was due to lower average adjusted net assets during the three months ended September 30, 2023 as compared to the corresponding period in 2022. The increase in management fees was due to higher average adjusted net assets during the nine months ended September 30, 2023 as compared to the corresponding period in 2022.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2023 decreased by $95,683 and $155,640, respectively, as compared to the corresponding periods in 2022. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $0 and $576,080, respectively. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $3,971,283 and $16,457,271, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2023 and June 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		September 30, 2023 (percentage of Partners’ Capital)		June 30, 2023 (percentage of Partners’ Capital)
Advisor	September 30, 2023		June 30, 2023
Transtrend	$76,522,642	21%	$78,943,081	21%
Northlander	$30,327,772	8%	$31,513,972	8%
Drakewood	$32,363,544	9%	$32,654,309	9%
JSCL	$133,166,351	36%	$142,883,769	37%
Quantica	$52,566,564	14%	$49,812,624	13%
Breakout	$25,651,732	7%	$26,859,378	7%
Unallocated	$19,674,914	5%	$19,943,633	5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Breakout directly trade managed accounts in the name of the Partnership. As of September 30, 2023, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the Partnership’s total capitalization was $370,273,519.

September 30, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,429,870	3.09%
Energy	11,849,714	3.20
Grains	5,437,171	1.47
Indices	9,133,797	2.47
Interest Rates U.S.	5,098,786	1.38
Interest Rates Non-U.S.	3,690,841	1.00
Livestock	867,048	0.23
Metals	6,617,161	1.79
Softs	4,059,326	1.10

Total	$58,183,714	15.73%

As of December 31, 2022, the Partnership’s total capitalization was $383,024,982.

December 31, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,017,784	2.09%
Energy	17,436,644	4.55
Grains	3,938,540	1.03
Indices	10,050,993	2.62
Interest Rates U.S.	1,998,659	0.52
Interest Rates Non-U.S.	5,408,905	1.41
Livestock	1,056,578	0.28
Metals	4,165,258	1.09
Softs	3,597,942	0.94

Total	$55,671,303	14.53%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended September 30, 2023 and the twelve months ended December 31, 2022, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,461,750	1.48%	$7,102,303	$4,008,519	$5,421,415
Energy	8,468,828	2.29	8,647,540	5,351,942	6,892,257
Grains	2,792,997	0.75	3,182,392	1,276,438	2,052,094
Indices	5,604,506	1.51	14,637,949	3,992,266	7,554,798
Interest Rates U.S.	2,923,332	0.79	5,277,528	1,411,850	2,772,594
Interest Rates Non-U.S.	2,166,710	0.59	4,347,353	1,805,611	3,296,941
Livestock	515,048	0.14	991,320	457,765	748,841
Metals	2,822,881	0.76	4,474,936	1,558,883	2,972,712
Softs	2,425,997	0.66	2,896,550	1,431,999	2,040,671

Total	$33,182,049	8.97%

*	Average of daily Values at Risk.

At December 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,469,550	1.17%	$8,629,060	$956,385	$3,783,452
Energy	13,756,601	3.59	26,951,155	4,613,383	12,487,069
Grains	2,482,093	0.65	3,495,526	541,089	1,594,920
Indices	6,844,757	1.79	9,976,229	1,641,275	4,732,340
Interest Rates U.S.	960,055	0.25	3,641,550	287,060	1,285,637
Interest Rates Non-U.S.	3,939,176	1.03	3,939,176	530,837	1,993,174
Livestock	499,263	0.13	806,383	120,794	386,962
Metals	2,147,046	0.56	4,483,481	709,979	2,159,177
Softs	2,030,653	0.53	2,162,649	468,817	1,303,570

Total	$37,129,194	9.70%

*	Annual average of daily Values at Risk.

At September 30, 2023, Transtrend Master’s total capitalization was $76,522,942 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2023, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,780,867	7.55%	$6,657,024	$5,097,014	$5,835,353
Energy	2,162,133	2.83	2,162,133	1,211,205	1,478,719
Grains	2,644,174	3.46	2,826,055	735,363	1,493,884
Indices	3,529,291	4.61	4,007,683	3,109,298	3,507,280
Interest Rates U.S.	2,175,454	2.84	2,337,952	703,983	1,463,602
Interest Rates Non-U.S.	1,524,131	1.99	3,275,916	1,524,131	2,506,452
Livestock	352,000	0.46	358,710	222,640	270,818
Metals	1,298,446	1.70	1,533,528	636,370	1,112,442
Softs	1,633,329	2.13	1,713,339	1,124,811	1,455,338

Total	$21,099,825	27.57%

*	Average of daily Values at Risk.

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

At September 30, 2023, NL Master’s total capitalization was $41,738,503 and the Partnership owned approximately 72.4% of NL Master. As of September 30, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,683,361	4.03%	$2,011,415	$1,226,347	$1,738,710

Total	$1,683,361	4.03%

*	Average of daily Values at Risk.

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

At September 30, 2023, Drakewood Master’s total capitalization was $50,469,416 and the Partnership owned approximately 63.9% of Drakewood Master. As of September 30, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

September 30, 2023

			Three Months Ended September 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$293,040	0.58%	$310,310	$108,130	$189,168
Metals	3,905,843	7.74	5,686,179	3,797,903	4,402,795

Total	$4,198,883	8.32%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and has continued to engage in ongoing discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million—to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

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

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the Southern District of New York (“SDNY”) under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants sought leave to appeal this ruling from the United States Court of Appeals for the Second Circuit.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II, Item, 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2023, there were subscriptions of 155.7000 Class A Redeemable Units totaling $554,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	530.8100	$3,618.95	N/A	N/A	N/A	N/A
August 1, 2023 -August 31, 2023	854.8490	$3,556.13	N/A	N/A	N/A	N/A
September 1, 2023 -September 30, 2023	383.5910	$3,607.29	N/A	N/A	N/A	N/A
	1,769.2500	$3,586.07	-	$-

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

Date: November 9, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 9, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.