Form 10-K
period 2023-12-31
CERES ORION L.P.
filed 2024-03-22
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from

to

Commission File Number
0-50271
CERES ORION L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
1585 Broadway, 29
th
Floor
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
of the Exchange Act).
Yes

No
X
Limited Partnership Redeemable Units with an aggregate value of $378,416,715 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 29, 2024, 92,868.8098 Limited Partnership Class A Redeemable Units were outstanding and 3,027.8882 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2023, 2022 and 2021 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

As of December 31, 2023, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment in CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. As of December 31, 2021, the General Partner and Quantica had agreed that Quantica would trade the Partnership’s assets allocated to Quantica at 1.25 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

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

During the years ended December 31, 2023, 2022 and 2021, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2023.

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

For the period January 1, 2023 through December 31, 2023, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 71.7% of NL Master and approximately 64.5% of Drakewood Master. At December 31, 2022, the Partnership owned 100.0% of Transtrend Master, approximately 71.4% of NL Master and approximately 68.2% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

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

Effective May 1, 2022, Drakewood receives a monthly management fee equal to 1.5% per year of the month-end net assets allocated to Drakewood. Effective July 1, 2021, Breakout receives a monthly management fee equal to 1% per year of month-end net assets allocated to Breakout. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end net assets allocated to Quantica. To the extent that the month-end net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end net assets allocated to Quantica. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. Effective February 1, 2019, JSCL receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL. To the extent that the month-end net assets allocated to JSCL are less than $80 million, JSCL will receive a monthly management fee equal to 1.5% per year of month-end net assets allocated to JSCL. From February 1, 2020 until its termination on October 31, 2022, Pan received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Pan. Prior to its termination on January 31, 2022, Greenwave received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Greenwave. From February 1, 2018 until its termination on October 31, 2021, FORT received a monthly management fee equal to 1.15% per year of month-end net assets allocated to FORT. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of Transtrend Master as of the first day of each month. The management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.

In addition, as of December 31, 2022, the Partnership is obligated to pay Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Breakout, respectively, for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica, Northlander and Drakewood an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica, Northlander and Drakewood, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL are less than $80 million, the Partnership will be obligated to pay JSCL an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL for the Partnership during each calendar quarter. Prior to their respective terminations effective October 31, 2022 and January 31, 2022, Pan and Greenwave were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Pan and Greenwave, for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2021, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by FORT for the Partnership. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2023 and 2022, the amount of cash held by the Partnership for margin requirements was $64,815,574 and $37,622,333, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2024 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12).

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2023 was $329,200,714.

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

Item 1C. Cybersecurity.

Risk management and strategy

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is a wholly-owned subsidiary of MSCM. MSCM is ultimately owned by Morgan Stanley. Morgan Stanley, its businesses, the General Partner, the Partnership, and the broader financial services industry face an increasingly complex and evolving threat environment. Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of the Morgan Stanley Board of Directors (the “Board”) and the Operations and Technology Committee of the Board (the “BOTC”). See “Risk Factors – The General Partner, the Partnership, the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents” for information on risks to the Partnership from cybersecurity threats.

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify and manage risks arising from the cybersecurity threats (the “Cybersecurity Program”). The Cybersecurity Program has been adopted by the General Partner, and applies to its business, as relevant. The Cybersecurity Program helps protect Morgan Stanley’s clients, customers, employees, property, products, services and reputation by seeking to preserve the confidentiality, integrity and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of Morgan Stanley’s technology systems. Morgan Stanley continually adjusts the Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.

Processes for assessing, identifying and managing material risks from cybersecurity threats

The Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to Morgan Stanley’s network, infrastructure, computing environment and the third parties that Morgan Stanley, and its affiliates rely on. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and develops improvements to those controls in response to that assessment. The Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and to protect clients’, employees’ and Morgan Stanley’s own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

The threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs the cybersecurity risk assessments and strategy. This information is also provided to an internal forensics team, which develops and implements technologies designed to help detect these cybersecurity threats. Where a potential threat is identified, an incident response team evaluates the potential impact, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department (the “Operational Risk Department”), review external cybersecurity incidents that may be relevant to Morgan Stanley and its affiliates, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular phishing email simulations for its employees and consultants.

The cybersecurity processes are designed to help oversee, identify and mitigate risks associated with Morgan Stanley’s use of third-party vendors. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors. Prior to engaging third-party vendors to provide services, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to Morgan Stanley. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or an audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk, are subject to review, challenge and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.

The Cybersecurity Program is regularly assessed by Morgan Stanley’s Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the Board (“BAC”) and the BOTC. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by Morgan Stanley’s prudential and conduct regulators within the scope of their jurisdiction.

Governance

Morgan Stanley Management’s role in assessing and managing material risks from cybersecurity threats

The Cybersecurity Program is operated and maintained by management, including Morgan Stanley’s Chief Information Officer of Cyber, Data, Risk and Resilience (“CIO”) and Morgan Stanley’s Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks. The General Partner adheres to the Cybersecurity Program’s policies and participates in periodic testing. The Cybersecurity Program strategy, which is set by the CISO and overseen by the Head of the Operational Risk Department, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. The Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact Morgan Stanley and its affiliates, including escalation to senior management and the Board, which are periodically tested through tabletop exercises.

The members of management that lead the Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of the Operational Risk Department has over 20 years of experience in technology, security and compliance roles, including experience in government security agencies.

Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees. These committees include representatives from management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to its policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s non-financial risk committee. The CIO and the Head of the Operational Risk Department report on the status of the Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to Morgan Stanley’s non-financial risk committee, the BOTC and the Board, as appropriate.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates from facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2023, 2022, 2021, 2020, and 2019. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

The Company is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, the Company is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against the Company or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with the Company in connection with their investigations into the Company’s blocks business. Specifically, the Company entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required the Company to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged the Company with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, the Company paid disgorgement and a civil penalty. After the agreed-upon credits were applied, the Company paid a total amount of approximately $249 million under both settlements. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the investigations.

On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 14, 2023, the Company filed its notice of appeal, and on March 21, 2023, plaintiffs filed their notice of cross appeal. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal.

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

On April 1, 2016, the California Attorney General’s Office filed an action against the Company in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that the Company made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2024 was 2,438 for Class A Redeemable Units and 45 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2023 or 2022. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None. (e) Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2023, there were subscriptions of 3,537.2660 Redeemable Units of Class A totaling $12,751,279 and 329.3770 Redeemable Units of Class Z totaling $495,000. For the twelve months ended December 31, 2022, there were subscriptions of 5,048.2520 Redeemable Units of Class A totaling $18,407,264 and 1,419.3580 Redeemable Units of Class Z totaling $2,155,000. For the twelve months ended December 31, 2021, there were subscriptions of 2,047.8500 Redeemable Units of Class A totaling $6,021,943 and 256.7220 Redeemable Units of Class Z totaling $309,685. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	530.2280	$3,522.33	N/A	N/A
November 1, 2023 - November 30, 2023	1,370.3110	$3,395.80	N/A	N/A
December 1, 2023 - December 31, 2023	2,982.5770	$3,346.39	N/A	N/A
	4,883.1160	$3,379.36

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

The programs traded by each Advisor on behalf of the Partnership are: Drakewood – Drakewood Prospect Fund Strategy; Breakout – an enhanced version of Breakout’s Propeller Program; Quantica – Quantica Managed Futures Program; Transtrend – Diversified Trend Program – Enhanced Risk Portfolio (US Dollar); Northlander – Northlander Commodity Program; JSCL – Systematic Strategy Program; prior to its termination effective October 31, 2022, Pan – Energy Trading Program; prior to its termination effective January 31, 2022, Greenwave – an enhanced version of the Flagship Plus 2X Program; prior to its termination effective October 31, 2021, FORT – Global Contrarian Program. As of December 31, 2023 and September 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)
Transtrend	$68,745,632	21%	$76,522,642	21%
Northlander	$29,341,124	9%	$30,327,772	8%
Drakewood	$30,347,552	9%	$32,363,544	9%
JSCL	$120,018,705	37%	$133,166,351	36%
Quantica	$46,903,179	14%	$52,566,564	14%
Breakout	$23,050,030	7%	$25,651,732	7%
Unallocated	$10,794,492	3%	$19,674,914	5%

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

Specific Fund level performance information is included in Note 6 to the Partnership’s consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

For the period January 1, 2023 through December 31, 2023, the average allocation by commodity market sector for each of the Funds was as follows:

	Transtrend Master
Currencies		29.3%
Energy		7.5%
Grains		11.6%
Indices		17.6%
Interest Rates U.S.		7.1%
Interest Rates Non-U.S.		12.5%
Livestock		1.7%
Metals		5.1%
Softs		7.6%

	NL Master
Energy		100.0%

	Drakewood Master
Currencies		4.6%
Metals		95.4%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2023.

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

From January 1, 2023 through December 31, 2023, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.4% to 3.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Consolidated Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to consolidated financial statements.)

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2023, 10,668.0200 limited partner Redeemable Units of Class A were redeemed totaling $37,489,122, 1,047.3910 limited partner Redeemable Units of Class Z were redeemed totaling $1,566,196 and 178.3530 General Partner Redeemable Units of Class Z were redeemed totaling $250,016. For the year ended December 31, 2022, 11,595.8130 limited partner Redeemable Units of Class A were redeemed totaling $42,915,882, 1,143.3990 limited partner Redeemable Units of Class Z were redeemed totaling $1,579,926 and 332.3780 General Partner Redeemable Units of Class Z were redeemed totaling $500,000. For the year ended December 31, 2021, 18,931.4120 limited partner Redeemable Units of Class A were redeemed totaling $55,866,712, 563.8280 limited partner Redeemable Units of Class Z were redeemed totaling $688,845 and 753.5340 General Partner Redeemable Units of Class Z were redeemed totaling $925,001.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2023, there were subscriptions of 3,537.2660 limited partner Redeemable Units of Class A totaling $12,751,279 and 329.3770 limited partner Redeemable Units of Class Z totaling $495,000. For the year ended December 31, 2022, there were subscriptions of 5,048.2520 limited partner Redeemable Units of Class A totaling $18,407,264 and 1,419.3580 limited partner Redeemable Units of Class Z totaling $2,155,000. For the year ended December 31, 2021, there were subscriptions of 2,047.8500 limited partner Redeemable Units of Class A totaling $6,021,943 and 256.7220 limited partner Redeemable Units of Class Z totaling $309,685.

(c) Results of Operations.

For the year ended December 31, 2023, the net asset value per Redeemable Unit for Class A decreased 7.5% from $3,618.20 to $3,346.39. For the year ended December 31, 2023, the net asset value per Redeemable Unit for Class Z decreased 6.8% from $1,504.31 to $1,401.81. For the year ended December 31, 2022, the net asset value per Redeemable Unit for Class A increased 12.4% from $3,219.06 to $3,618.20. For the year ended December 31, 2022, the net asset value per Redeemable Unit for Class Z increased 13.3% from $1,328.23 to $1,504.31. For the year ended December 31, 2021, the net asset value per Redeemable Unit for Class A increased 16.2% from $2,769.71 to $3,219.06. For the year ended December 31, 2021, the net asset value per Redeemable Unit for Class Z increased 17.1% from $1,134.16 to $1,328.23.

The Partnership experienced a net trading loss of $28,197,799 before fees and expenses in 2023. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, metals, U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices, livestock, and softs.

During the first quarter of 2023, the Partnership’s largest losses were experienced within the global fixed income markets during January and March. In January, losses were recorded from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth boosted bond prices. During March, further losses were recorded from short European and U.S. fixed income positions as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two regional banks in the U.S. Additional losses during the first quarter were recorded in the energy markets during March primarily from long futures positions in Brent crude oil as prices fell amid fears of a global economic slowdown. In the metals, losses for the first quarter were recorded from positions in copper futures during February and March as copper prices remained range-bound. A portion of the Partnership’s overall losses for the first quarter was offset by gains recorded during February in the global stock index sector from long positions in European equity index futures and short futures positions in U.S. indices as investor appetites for risk assets differed in the two regions. Further profits were achieved in the currency markets from long positions in the Mexican peso as the value of the peso rallied against the U.S. dollar. Smaller gains were also recorded from long positions in freight index futures as prices trended higher throughout much of the quarter.

During the second quarter of 2023, the Partnership’s largest gains for the quarter were recorded in the currency markets from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar on expectations the Bank of Japan would support its dovish monetary policy. In global stock indices, long futures positions in Asian equity indices profited during May and June as prices rose amid economic data supporting investors’ “risk-on” stance. In global fixed income, short positions in European fixed income futures achieved gains as prices dropped throughout a majority of the quarter on expectations the European Central Bank would need to maintain its hawkish interest rate policy to combat inflation. Smaller gains were recorded in the energy sector from short futures positions in natural gas and European electricity. A portion of the gains for the second quarter was offset by losses incurred from long positions in gold and platinum futures as precious metals prices reversed lower during May on the U.S. dollar’s broader strength. Losses were also experienced from long positions in copper futures as prices reversed lower in April.

During the third quarter of 2023, the Partnership’s most notable losses for the third quarter were experienced in global stock indices from short positions in U.S. equity index futures during July as stock prices climbed higher on stronger-than-expected corporate earnings and economic data suggesting the rate of U.S. inflation was slowing. In the metals markets, long positioning in gold resulted in losses during August and September as prices were forced lower by strength in the U.S. dollar. In currencies, losses were incurred during July from crossrate positions in the euro and British pound against several of their European counterparts. Smaller losses for the quarter were recorded from short positions in Baltic freight index futures during September. A portion of the Partnership’s trading losses for the third quarter was offset by gains recorded in the agricultural markets from long positions in sugar and cocoa as prices climbed to new multi-year highs numerous times throughout the quarter amid ongoing reports of tight supplies. In global fixed income, short positions in U.S. government debt futures profited during September as prices dropped. In the energies, gains were achieved during September from long positions in crude oil and several of its refined products as prices rose amid announcements of supply cuts by Saudi Arabia and Russia.

During the fourth quarter of 2023, the Partnership’s most significant losses were incurred in the currencies during November and December from short positions in the Japanese yen and euro versus the U.S. dollar as the relative value of the dollar declined amid speculation the Fed would start cutting interest rates in 2024. In the energies, losses were recorded during October from long positions in crude oil and its refined products as prices fell amid a glut of global energy supplies. Further losses were experienced during November and December from short positions in U.S. fixed income futures as prices rose and interest rates declined during this period. Additional losses were incurred during November from short positions in U.S. equity index futures as positive investor sentiment pushed stock prices higher. Smaller losses were experienced within the metals markets during December as losses from positions in silver, gold, and palladium were partially offset by gains from long positions in iron ore futures. During the quarter, overall trading results within the agricultural complex were relatively flat and had no material impact on the Partnership’s performance.

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

During the second quarter of 2022, the Partnership’s most significant gains were achieved within the energies during April and May from long positions in a variety of energy products as high global demand continued amid widespread supply shortfalls. Further gains were achieved within the global stock index sector during April and June from short positions in U.S. equity index futures as stock prices continued to decline. Within global fixed income, gains were recorded during April and June from short positions in U.S. and European fixed income futures as global central banks stepped up measures to battle decades-high inflation. Gains in the currencies were recorded during April and June from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened. A portion of the Partnership’s gains for the second quarter was offset by losses incurred in the metals markets from long positions in gold futures as a strengthening U.S. dollar throughout the quarter diminished demand for precious metals. Additional losses were experienced within the agricultural markets during June from long positions in grains and soft commodities.

During the third quarter of 2022, Partnership’s most significant gains were achieved within the currency sector during August and September from long positions in the U.S. dollar versus the euro, Japanese yen, and British pound as the value of the dollar continued to rally amid signs of rising interest rates. Further gains were recorded in the global fixed income markets during August and September from short positions in U.S. Treasury note and European bond futures. In the energies, gains were achieved during July and August from long positions in U.S. and European natural gas and European electrical power futures as heatwaves in both the U.S. and Europe pushed prices higher. Additional gains were recorded within the global stock index markets during September from long positions in U.S., Asian, and European equity indices. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the agricultural complex throughout the quarter from long futures positions in livestock, grains and soft commodities as agricultural commodity prices reversed lower. Within the metals sector, losses were experienced during July from long positions in gold and silver futures as precious metals prices declined amid a strengthening U.S. dollar.

During the fourth quarter of 2022, the Partnership’s most significant losses were incurred in the global stock index markets from short futures positions in global equity indices in October and November and from long futures positions in Asian and European indices during December as investor appetite for risk assets shifted. During November and December additional losses were recorded from short positions in the Japanese yen and euro versus the U.S. dollar as the relative value of the dollar fell amid speculation the Fed would be less aggressive in raising interest rates. Losses were also recorded from short positions in global fixed income futures during November and December. Long positions in agricultural futures recorded losses during November. In the metals, losses were incurred during November from short positions in gold futures as demand for precious metals increased amid the weakening U.S. dollar. Smaller losses were experienced in the energy sector as gains from long positions in several global energy products were more than offset by losses recorded during November and December.

The results of operations for the twelve months ended 2021 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2023 increased by $770,804 and $9,508,262, respectively, as compared to the corresponding periods in 2022. The increase in interest income is primarily due to higher interest rates during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2023 increased by $63,824 and $598,925, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2023, as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and twelve months ended December 31, 2023 decreased by $103,251 and $257,527, respectively, as compared to the corresponding periods in 2022. The decrease in ongoing selling agent fees is primarily due to lower average adjusted net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2023 decreased by $136,577 and $100,483, respectively, as compared to the corresponding periods in 2022. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2023 decreased by $108,156 and $263,796, respectively, as compared to the corresponding periods in 2022. The decrease in the General Partner fee is due to lower average adjusted net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2023 resulted in incentive fees of $0 and $576,080, respectively. Trading performance for the three and twelve months ended December 31, 2022 resulted in a reversal of incentive fees of $2,288,656 and incentive fees of $14,168,615, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2023 and 2022 were $850,814 and $926,706, respectively.

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

(g) Critical Accounting Policies.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. As of and for the year ended December 31, 2023, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses), NL Master and Drakewood Master. As of and for the year ended December 31, 2022, the Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Fort Contrarian. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2023, JSCL, Quantica and Breakout directly traded managed accounts in the name of the Partnership. Transtrend, Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout, as applicable) and indirectly by each Fund separately as of December 31, 2023 and 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2023 and 2022. As of December 31, 2023, the Partnership’s total capitalization was $329,200,714.

December 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,417,014	2.56%
Energy	20,046,438	6.09
Grains	5,169,656	1.57
Indices	14,118,622	4.29
Interest Rates U.S.	3,341,889	1.02
Interest Rates Non-U.S.	5,382,386	1.63
Livestock	669,653	0.20
Metals	9,288,466	2.82
Softs	2,654,922	0.81

Total	$69,089,046	20.99%

As of December 31, 2022, the Partnership’s total capitalization was $383,024,982.

December 31, 2022

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,017,784	2.09%
Energy	17,436,644	4.55
Grains	3,938,540	1.03
Indices	10,050,993	2.62
Interest Rates U.S.	1,998,659	0.52
Interest Rates Non-U.S.	5,408,905	1.41
Livestock	1,056,578	0.28
Metals	4,165,258	1.09
Softs	3,597,942	0.94

Total	$55,671,303	14.53%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2023 and 2022, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2023 and 2022, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,685,615	1.12%	$9,642,187	$3,145,564	$5,387,331
Energy	16,471,138	5.00	17,355,253	4,908,703	9,738,993
Grains	1,761,099	0.53	4,524,557	1,276,438	2,559,094
Indices	10,022,931	3.04	19,578,791	3,769,917	8,061,401
Interest Rates U.S.	1,779,309	0.54	5,873,265	373,928	2,414,140
Interest Rates Non-U.S.	2,460,006	0.75	6,606,019	1,029,342	2,929,148
Livestock	269,170	0.08	1,044,560	156,478	651,607
Metals	4,634,724	1.41	8,601,091	1,558,883	4,065,094
Softs	1,443,017	0.44	4,281,104	1,353,582	2,083,574

Total	$42,527,009	12.91%

*	Annual average of daily Values at Risk.

December 31, 2022

			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,469,550	1.17%	$8,629,060	$956,385	$3,783,452
Energy	13,756,601	3.59	26,951,155	4,613,383	12,487,069
Grains	2,482,093	0.65	3,495,526	541,089	1,594,920
Indices	6,844,757	1.79	9,976,229	1,641,275	4,732,340
Interest Rates U.S.	960,055	0.25	3,641,550	287,060	1,285,637
Interest Rates Non-U.S.	3,939,176	1.03	3,939,176	530,837	1,993,174
Livestock	499,263	0.13	806,383	120,794	386,962
Metals	2,147,046	0.56	4,483,481	709,979	2,159,177
Softs	2,030,653	0.53	2,162,649	468,817	1,303,570

Total	$37,129,194	9.70%

*	Annual average of daily Values at Risk.

At December 31, 2023, Transtrend Master’s total capitalization was $68,745,931 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2023, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,632,920	6.74%	$7,669,295	$3,414,047	$5,796,343
Energy	1,942,649	2.83	2,464,257	506,523	1,480,316
Grains	3,408,557	4.96	3,547,377	735,363	2,311,443
Indices	4,095,691	5.96	4,404,360	2,369,487	3,442,180
Interest Rates U.S.	1,562,580	2.27	2,803,620	608,998	1,397,228
Interest Rates Non-U.S.	2,922,380	4.25	4,004,932	1,453,313	2,486,104
Livestock	400,483	0.58	612,425	207,433	335,917
Metals	1,280,032	1.86	1,533,528	382,213	1,016,166
Softs	1,211,905	1.76	1,988,310	982,191	1,489,521

Total	$21,457,197	31.21%

*	Annual average of daily Values at Risk.

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

At December 31, 2023, NL Master’s total capitalization was $40,737,626 and the Partnership owned approximately 71.7% of NL Master. As of December 31, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,277,059	5.59%	$4,647,914	$832,520	$2,281,544

Total	$2,277,059	5.59%

*	Annual average of daily Values at Risk.

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

At December 31, 2023, Drakewood Master’s total capitalization was $46,153,273 and the Partnership owned 64.5% of Drakewood Master. As of December 31, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$152,680	0.33%	$355,410	$108,130	$205,414
Metals	5,230,558	11.33	7,224,155	2,376,417	4,343,085

Total	$5,383,238	11.66%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership/Funds on December 31, 2023, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2023, the Partnership’s primary exposures were in the CBOE VIX Volatility Index (U.S.), DAX (Germany), Dow Jones 30 Industrial Average (U.S.), NASDAQ 100 (U.S.), CAC 40 (France), SPI 200 (Australia), and FTSE China A50 (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in global emerging markets. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G7 countries. However, the Partnership may also take futures positions on the government debt of smaller economies — e.g., Australia and New Zealand.

Commodities:

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, canola, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2023.

Metals. The Partnership’s primary metal market exposure as of December 31, 2023, was to fluctuations in the prices of gold, silver, copper, nickel, iron ore, and palladium.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2023.

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

Freight and Shipping. The Partnership’s primary risk exposure in freight and shipping is to changes in the costs involved in the transportation of raw materials, as well as geopolitical events that may affect access to shipping routes.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2023.

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

Item 8.
Consolidated Financial Statements and Supplementary Data
.
CERES ORION L.P.
The following consolidated financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2023, 2022, and 2021; Consolidated Statement of Financial Condition at December 31, 2023; Statement of Financial Condition December 31, 2022; Consolidated and Condensed Schedule of Investments at December 31, 2023; Condensed Schedule of Investments at December 31, 2022; Consolidated Statement of Income and Expenses for the year ended December 31, 2023; Statement of Income and Expenses for the years ended December 31, 2022 and 2021; Consolidated Statement of Changes in Partners’ Capital for the year ended December 31, 2023; Statements of Changes in Partners’ Capital for the year ended December 31, 2022 and 2021; and Notes to Consolidated Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Ceres Orion L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Orion L.P.

Ceres Managed Futures LLC
1585 Broadway, 29th Floor
New York, NY 10036
(855) 672-4468

4
1

Management’s Report on Internal Control Over Financial Reporting
The management of Ceres Orion L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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
The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2023 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Orion L.P.,
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of Ceres Orion L.P. (the Partnership), including the consolidated condensed schedule of investments, as of December 31, 2023, the related consolidated statements of income and expenses and changes in partners’ capital for the year ended December 31, 2023, the accompanying statement of financial condition, including the condensed schedule of investments, as of December 31, 2022, the related statements of income and expenses, and changes in partners’ capital for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Boston, MA
March 15, 2024

Ceres Orion L.P.
Consolidated Statements of Financial Condition
December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022 (1)

Assets:
Investment in the Funds (2) , at fair value (Note 6)	$59,188,572	$133,277,060
Redemptions receivable from the Funds	2,158,223	1,922,587

Equity in trading account:
Unrestricted cash (Note 3c)	208,419,594	209,145,471
Restricted cash (Note 3c)	64,815,574	37,622,333
Foreign cash (cost $2,604,289 and $5,698,305 at December 31, 2023 and 2022, respectively)	2,662,887	5,747,177
Net unrealized appreciation on open futures contracts	2,110,733	1,995,748
Net unrealized appreciation on open forward contracts	-	49,574
Options purchased, at fair value (premiums paid $683,600 and $0 at December 31, 2023 and 2022, respect ivel y)	378,388	-

Total equity in trading account	278,387,176	254,560,303

Interest receivable (Note 3c)	923,536	701,528

Total assets	$340,657,507	$390,461,478

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$233,618	$-
Accrued expenses:
Ongoing selling agent fees (Note 3d and 3e)	207,655	237,488
Management fees (Note 3b)	299,507	278,003
General Partner fees (Note 3a)	212,433	243,662
Incentive fees (Note 3b)	-	3,199,117
Professional fees	272,698	364,387
Redemptions payable to General Partner (Note 7)	250,017	500,000
Redemptions payable to Limited Partners (Note 7)	9,980,865	2,613,839

Total liabilities	11,456,793	7,436,496

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 2,560.0223 and 2,738.3753 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	3,588,668	4,119,374
Limited Partners, Class A, 96,034.0188 and 103,164.7728 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	321,367,518	373,270,601
Limited Partners, Class Z, 3,027.8882 and 3,745.9022 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	4,244,528	5,635,007

Total partners’ capital (net asset value)	329,200,714	383,024,982

Total liabilities and partners’ capital	$340,657,507	$390,461,478

Net asset value per Redeemable Unit:
Class A	$3,346.39	$3,618.20

Class Z	$1,401.81	$1,504.31

(1)
Not consoli
d
ate
d
.
(2)
Defined in Note 1.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2023

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	3,439	$2,144,339	0.65%
Energy	1,520	(1,597,104)	(0.49)
Grains	2,911	506,533	0.15
Indices	3,021	2,519,712	0.77
Interest Rates U.S.	501	660,773	0.20
Interest Rates Non-U.S.	2,805	4,015,473	1.22
Livestock	277	325,008	0.10
Metals	1,414	288,673	0.09
Softs	1,202	1,421,084	0.43

Total futures contracts purchased		10,284,491	3.12

Futures Contracts Sold
Currencies	2,311	(2,357,099)	(0.72)
Energy	2,358	1,666,534	0.51
Grains	1,761	(285,982)	(0.09)
Indices	2,841	(1,897,511)	(0.58)
Interest Rates U.S.	1,304	(3,439,919)	(1.03)
Interest Rates Non-U.S.	1,589	(1,245,634)	(0.38)
Livestock	144	(131,264)	(0.04)
Metals	395	(527,980)	(0.16)
Softs	588	45,097	0.01

Total futures contracts sold		(8,173,758)	(2.48)

Net unrealized appreciation on open futures contracts		$2,110,733	0.64%

Unrealized Appreciation on Open Forward Contracts
Currencies	$8,493,343	$85,262	0.03%
Metals	39	142,636	0.04

Total unrealized appreciation on open forward contracts		227,898	0.07

Unrealized Depreciation on Open Forward Contracts
Currencies	$19,124,083	(241,558)	(0.07)
Metals	77	(219,958)	(0.07)

Total unrealized depreciation on open forward contracts		(461,516)	(0.14)

Net unrealized depreciation on open forward contracts		$(233,618)	(0.07)%

Options Purchased
Puts
Indices	156	$378,388	0.11%

Total options purchased (premiums paid $683,600)		$378,388	0.11%

Investment in the Funds
CMF NL Master Fund LLC		$29,341,020	8.91%
CMF Drakewood Master Fund LLC		29,847,552	9.07

Total investment in the Funds		$59,188,572	17.98%

See accompanying notes to consolidated financial statements.

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
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022 (1)	2021 (1)
Investment Income:
Interest income	$10,444,442	$3,579,282	$75,635
Interest income allocated from the Funds	4,225,113	1,582,011	20,010

Total investment income	14,669,555	5,161,293	95,645

Expenses:
Expenses allocated from the Funds	1,637,215	4,803,663	4,653,637
Clearing fees related to direct investments (Note 3c)	2,533,617	1,934,692	2,330,487
Ongoing selling agent fees (Notes 3d and 3e)	2,750,424	3,007,951	2,689,795
Management fees (Note 3b)	3,479,226	3,359,126	3,099,562
General Partner fees (Note 3a)	2,813,461	3,077,257	2,752,823
Incentive fees (Note 3b)	172,212	10,831,003	10,462,247
Professional fees	850,814	926,706	1,005,392

Total expenses	14,236,969	27,940,398	26,993,943

Net investment income (loss)	432,586	(22,779,105)	(26,898,298)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(26,368,556)	49,169,137	41,538,947
Net realized gains (losses) on closed contracts allocated from the Funds	3,189,998	18,021,474	45,478,864
Net change in unrealized gains (losses) on open contracts	(5,680,608)	(2,767,149)	(2,459,393)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	661,367	3,956,139	(3,907,905)

Total trading results	(28,197,799)	68,379,601	80,650,513

Net income (loss)	$(27,765,213)	$45,600,496	$53,752,215

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(271.81)	$399.14	$449.35

Class Z	$(102.50)	$176.08	$194.07

Weighted average Redeemable Units o utstand ing:
Class A	102,310.8158	107,989.8677	115,137.0873

Class Z	6,011.6022	6,390.2226	6,985.6753

(1)	Not consolidated.

*	Represents the change in net asset value per Redeemable Unit.
See accompanying notes to consolidated financial statements.

4
7

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2023, 2022 and 2021

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020 (1)	$350,633,583	126,595.8958	$8,621,162	7,601.3365	$359,254,745	134,197.2323
Subscriptions - Limited Partners	6,021,943	2,047.8500	309,685	256.7220	6,331,628	2,304.5720
Redemptions - General Partner	-	-	(925,001)	(753.5340)	(925,001)	(753.5340)
Redemptions - Limited Partners	(55,866,712)	(18,931.4120)	(688,845)	(563.8280)	(56,555,557)	(19,495.2400)
Net income (loss)	52,381,697	-	1,370,518	-	53,752,215	-

Partners’ Capital, December 31, 2021 (1)	353,170,511	109,712.3338	8,687,519	6,540.6965	361,858,030	116,253.0303
Subscriptions - Limited Partners	18,407,264	5,048.2520	2,155,000	1,419.3580	20,562,264	6,467.6100
Redemptions - General Partner	-	-	(500,000)	(332.3780)	(500,000)	(332.3780)
Redemptions - Limited Partners	(42,915,882)	(11,595.8130)	(1,579,926)	(1,143.3990)	(44,495,808)	(12,739.2120)
Net income (loss)	44,608,708	-	991,788	-	45,600,496	-

Partners’ Capital, December 31, 2022 (1)	373,270,601	103,164.7728	9,754,381	6,484.2775	383,024,982	109,649.0503
Subscriptions - Limited Partners	12,751,279	3,537.2660	495,000	329.3770	13,246,279	3,866.6430
Redemptions - General Partner	-	-	(250,016)	(178.3530)	(250,016)	(178.3530)
Redemptions - Limited Part ner s	(37,489,122)	(10,668.0200)	(1,566,196)	(1,047.3910)	(39,055,318)	(11,715.4110)
Net income (loss)	(27,165,240)	-	(599,973)	-	(27,765,213)	-

Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293

Net asset value per Redeemable
Unit
:

	Class A	Class Z
2021	$3,219.06	$1,328.23

2022	$3,618.20	$1,504.31

2023	$3,346.39	$1,401.81

(1)	Not consolidated.
See accompanying notes to consolidated financial statements.

4
8

Ceres Orion L.P.
Notes to Consolidated Financial Statements

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
As of December 31, 2023, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than
10
%
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
Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at 1.25 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.

4
9

Ceres Orion L.P.
Notes to Consolidated Financial Statements

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements

services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.
Use of Estimates.
The preparation of consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2023, 2022 and 2021, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.
Consolidation/Partnership
’
s Investment in the Funds.

Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of December 31, 2023, includes the portfolio holdings of Transtrend Master. The consolidated financial statements for the period from October 1, 2023 to December 31, 2023, and as of December 31, 2023, include the accounts of the Partnership and Transtrend Master. All inter-company transactions and balances have been eliminated. As of and for the year ended December 31, 2023, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses), NL Master and Drakewood Master. As of and for the year ended December 31, 2022, the Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Fort Contrarian.

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
first-out
method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Consolidated Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market

Ceres Orion L.P.
Notes to Consolidated Financial Statements

prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.

f.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $2,662,887 (cost of $2,604,289) and $5,747,177 (cost of $5,698,305) at December 31, 2023 and 2022, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership f oll
ows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2020 through 2023
tax years remain subject to examination by U.S. federal and most state tax authorities.

h.
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update
2013-08
“Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”
and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Income and Expenses.

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

5
2

Ceres Orion L.P.
Notes to Consolidated Financial Statements

million, Quantica will receive
a
management fee equal to 0.75% per year of
month-end
net assets allocated to Quantica. Effective April 1, 2019, Northlander receives a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Northlander. Effective February 1, 2019, JSCL receives a monthly management fee of 1.35% per year of month-end
net assets allocated to JSCL. To the extent that the
month-end
net assets allocated to JSCL are less than $80 million, JSCL will receive a monthly management fee equal to 1.5
% per year of
month-end
net assets allocated to JSCL. From February 1, 2020 until its termination on October 31, 2022, Pan received a monthly management fee equal to
1.25
% per year of
month-end
net assets allocated to Pan. Prior to its termination on January 31, 2022, Greenwave received a monthly management fee equal to 0.75% per year of month-end
net assets allocated to Greenwave. From February 1, 2018 until its termination on October 31, 2021, FORT received a monthly management fee equal to 1.15%
per year of
month-end
net assets allocated to FORT.
Month-end
net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.
Transtrend Master pays Transtrend a monthly management fee of 0.85% per year on the aggregate net assets of
Transtrend Master as of the first day of each month. Effective October 1, 2023, the management fee paid by Transtrend Master is included in the Management fees presented on the consolidated statements of income and expenses. For the year ended December 31, 2022, the management fee paid by Transtrend Master is allocated to the Partnership based on its proportionate ownership interest of Transtrend Master.
In addition, as of December 31, 2022, the Partnership is obligated to pay Breakout an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Breakout for the Partnership during each calendar quarter. The Partnership is obligated to pay Quantica, Northlander and Drakewood an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica, Northlander and Drakewood, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay JSCL an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL for the Partnership during each calendar quarter. To the extent that the month-end
net assets allocated to JSCL are less than $80 million, the Partnership will be obligated to pay JSCL an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL for the Partnership during each calendar quarter. Prior to their respective terminations effective October 31, 2022 and January 31, 2022, Pan and Greenwave were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Pan and Greenwave, for the Partnership during each calendar quarter. Prior to its termination effective October 31, 2021, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by FORT for the Partnership. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Prior to January 1, 2021, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
Each Management Agreement may be terminated upon notice by either party.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee

Ceres Orion L.P.
Notes to Consolidated Financial Statements

requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:
The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up
and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2023 and 2022, the amount of cash held by the Partnership for margin requirements was $64,815,574 and $37,622,333, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services

Ceres Orion L.P.
Notes to Consolidated Financial Statements

to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2024
,
unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result there of by 12).
The General Partner fee, management fees, incentive fees and professional fees of the Partnershi
p
are allocated proportionally to each Class based on the net asset value of the Class.

4.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Partnership’s Consolidated Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata
share of the results of the Funds’ trading activities are shown in the Partnership’s Consolidated Statements of Income and Expenses.
The foreign exchange brokerage account agreements and/or futures brokerage account agreements with MS&Co. or JPMorgan, as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Consolidated Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Consolidated Statements of Financial Condition, as the criteria under ASC
210-20,
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2023 and 2022
,
was 36,858 and 36,521, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2023 and 2022
,
was 130 and 35, respectively. The monthly average notional value of currency forward contracts traded during the years ended December 31, 2023 and 2022
,
were $62,512,591 and $0, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2023 and 2022
,
was 47 and 4,322, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.
All clearing fees paid to MS&Co. for direct trading are borne by the Partnership. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2023 and 2022, respectively.

		Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$20,433,917	$(18,323,184)	$2,110,733	$-	$-	$2,110,733
Forwards	143,453	(143,453)	-	-	-	-

	20,577,370	(18,466,637)	2,110,733	-	-	2,110,733
JPMorgan
Forwards	84,445	(84,445)	-	-	-	-

Total assets	$20,661,815	$(18,551,082)	$2,110,733	$-	$-	$2,110,733

Liabilities
MS&Co.
Futures	$(18,323,184)	$18,323,184	$-	$-	$-	$-
Forwards	(220,032)	143,453	(76,579)	-	76,579	-

	(18,543,216)	18,466,637	(76,579)	-	76,579	-
JPMorgan
Forwards	(241,484)	84,445	(157,039)	-	157,039	-

Total liabilities	$(18,784,700)	$18,551,082	$(233,618)	$-	$233,618	$-

Net fair value						$2,110,733	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2022 (1)	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$14,305,450	$(12,309,702)	$1,995,748	$-	$-	$1,995,748
Forwards	95,123	(45,549)	49,574	-	-	49,574

Total assets	$14,400,573	$(12,355,251)	$2,045,322	$-	$-	$2,045,322

Liabilities
MS&Co.
Futures	$(12,309,702)	$12,309,702	$-	$-	$-	$-
Forwards	(45,549)	45,549	-	-	-	-

Total liabilities	$(12,355,251)	$12,355,251	$-	$-	$-	$-

Net fair value						$2,045,322	*

(1)
Not consolidated.

*
In the event of default by the Partnership, MS&Co., the Partne rship
’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded
contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2023 and 2022, respectively.

	December 31, 2023
Assets
Futures Contracts
Currencies	$2,230,318
Energy	5,124,815
Grains	1,948,710
Indices	2,984,970
Interest Rates U.S.	694,810
Interest Rates Non-U.S.	4,077,958
Livestock	409,457
Metals	787,206
Softs	2,175,673

Total unrealized appreciation on open futures contracts	20,433,917

Liabilities
Futures Contracts
Currencies	(2,443,078)
Energy	(5,055,385)
Grains	(1,728,159)
Indices	(2,362,769)
Interest Rates U.S.	(3,473,956)
Interest Rates Non-U.S.	(1,308,119)
Livestock	(215,713)
Metals	(1,026,513)
Softs	(709,492)

Total unrealized depreciation on open futures contracts	(18,323,184)

Net unrealized appreciation on open futures contracts	$2,110,733	*

Assets
Forward Contracts
Currencies	$85,262
Metals	142,636

Total unrealized appreciation on open forward contracts	227,898

Liabilities
Forward Contracts
Currencies	$(241,558)
Metals	(219,958)

Total unrealized depreciation on open forward contracts	(461,516)

Net unrealized depreciation on open forward contracts	$(233,618)	**

Assets
Options Purchased
Indices	$378,388

Total options purchased	$378,388	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statement of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

5
7

Ceres Orion L.P.
Notes to Consolidated Financial Statements

	December 31, 2022 (1)
Assets
Futures Contracts
Currencies	$520,243
Energy	7,120,018
Grains	1,404,859
Indices	1,038,083
Interest Rates U.S.	92,626
Interest Rates Non-U.S.	1,703,887
Livestock	209,243
Metals	899,617
Softs	1,316,874

Total unrealized appreciation on open futures contracts	14,305,450

Liabilities
Futures Contracts
Currencies	(889,630)
Energy	(6,187,661)
Grains	(829,637)
Indices	(1,824,888)
Interest Rates U.S.	(142,082)
Interest Rates Non-U.S.	(825,395)
Livestock	(61,735)
Metals	(258,302)
Softs	(1,290,372)

Total unrealized depreciation on open futures contracts	(12,309,702)

Net unrealized appreciation on open futures contracts	$1,995,748	*

Assets
Forward Contracts
Metals	$95,123

Total unrealized appreciation on open forward contracts	95,123

Liabilities
Forward Contracts
Metals	$(45,549)

Total unrealized depreciation on open forward contracts	(45,549)

Net unrealized appreciation on open forward contracts	$49,574	**

(1)	Not consolidated.
*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statement of Financial Condition.

5
8

Ceres Orion L.P.
Notes to Consolidated Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2023, 2022 and 2021, respectively.

Sector	2023		2022 (1)		2021 (1)
Currencies	$(1,703,015)		$5,276,897		$(4,221,879)
Energy	(6,253,421)		37,139,771		43,600,068
Grains	(7,382,175)		(402,502)		6,635,721
Indices	2,434,250		8,271,988		6,257,399
Interest Rates U.S.	(11,544,347)		1,991,622		(882,416)
Interest Rates Non-U.S.	(5,456,020)		5,012,905		(11,805,817)
Livestock	46,128		(1,432,340)		921,504
Metals	(8,115,637)		(6,885,568)		(1,855,381)
Softs	5,925,073		(2,570,785)		430,355

Total	$(32,049,164)	****	$46,401,988	****	$39,079,554	****

(1)	Not consolidated.

****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2023 and 2022, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

5
9

Ceres Orion L.P.
Notes to Consolidated Financial Statements

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,433,917	$18,914,817	$1,519,100	$-
Forwards	227,898	-	227,898	-
Options purchased	378,388	378,388	-	-

Total assets	$21,040,203	$19,293,205	$1,746,998	$-

Liabilities
Futures	$18,323,184	$17,578,049	$745,135	$-
Forwards	461,516	-	461,516	-

Total liabilities	$18,784,700	$17,578,049	$1,206,651	$-

December 31, 2022 (1)	Total	Level 1	Level 2	Level 3
Assets
Futures	$14,305,450	$13,564,310	$741,140	$-
Forwards	95,123	-	95,123	-

Total assets	$14,400,573	$13,564,310	$836,263	$-

Liabilities
Futures	$12,309,702	$11,708,457	$601,245	$-
Forwards	45,549	-	45,549	-

Total liabilities	$12,355,251	$11,708,457	$646,794	$-

(1)	Not consolidated.
The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated and Condensed Schedules of Investments as of December 31, 2023 and 2022
(1)
, respectively.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements

On February 1, 2018, the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. The Partnership fully redeemed its investment in FORT Contrarian Master on October 31, 2021.
The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2023.
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
At December 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 71.7% of NL Master and approximately 64.5% of Drakewood Master. At December 31, 2022, the Partnership owned 100.0% of Transtrend Master, approximately 71.4% of NL Master and approximately
68.2
% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$73,151,633	$4,405,702	$68,745,931
NL Master	40,864,449	126,823	40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

	December 31, 2022
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$71,276,651	$174,186	$71,102,465
NL Master	47,648,689	2,382,869	45,265,820
Drakewood Master	45,395,672	1,898,283	43,497,389

Ceres Orion L.P.
Notes to Consolidated Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2023
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Transtrend Master	$829,087	$3,720,405	$4,549,492
NL Master	1,756,468	(5,536,966)	(3,780,498)
Drakewood Master	1,310,701	(2,850,943)	(1,540,242)

	For the year ended December 31, 2022
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Transtrend Master	$(3,748,796)	$13,400,481	$9,651,685
NL Master	445,839	12,749,845	13,195,684
Drakewood Master (a)	296,516	(1,107,864)	(811,348)
(a)  From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	December 31, 2023		For the twelve months ended December 31, 2023
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	20.88%	$68,745,931	$6,124,166	$464,221	$71,868	$634,717	$403,868	$4,549,492	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(2,623,868)	63,633	46,581	-	-	(2,734,082)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(681,310)	214,515	43,878	-	-	(939,703)	Commodity Portfolio	Monthly

Total		$127,934,503	$2,818,988	$742,369	$162,327	$634,717	$403,868	$875,707

	December 31, 2022		For the twelve months ended December 31, 2022
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	Fees	Fee	(Loss)	Objective	Permitted

Transtrend Master	18.56%	$71,102,465	$14,234,546	$485,285	$63,083	$696,881	$3,337,612	$9,651,685	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	9,827,611	55,369	38,815	-	-	9,733,427	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	(502,533)	78,847	47,771	-	-	(629,151)	Commodity Portfolio	Monthly

Total		$133,277,060	$23,559,624	$619,501	$149,669	$696,881	$3,337,612	$18,755,961

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

7.	Subscriptions, Distributions and Redemptions:
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

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31 were as follows:

	2023		2022 (1)		2021 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(275.30)	$(114.99)	$606.03	$244.50	$677.85	$278.52
Net investment income (loss)	3.49	12.49	(206.89)	(68.42)	(228.50)	(84.45)

Increase (decrease) for the year	(271.81)	(102.50)	399.14	176.08	449.35	194.07
Net asset value per Redeemable Unit, beginning of year	3,618.20	1,504.31	3,219.06	1,328.23	2,769.71	1,134.16

Net asset value per Redeemable Unit, end of year	$3,346.39	$1,401.81	$3,618.20	$1,504.31	$3,219.06	$1,328.23

	2023		2022 (1)		2021 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	0.1%	0.8%	(5.7)%	(4.4)%	(7.5)%	(6.7)%

Operating expense	3.7%	2.9%	3.5%	2.8%	3.7%	3.0%
Incentive fees	0.2%	0.2%	3.6%	3.1%	3.8%	3.8%

Total expenses	3.9%	3.1%	7.1%	5.9%	7.5%	6.8%

Total return:
Total return before incentive fees	(7.4)%	(6.7)%	16.4%	16.7%	20.4%	21.3%
Incentive fees	(0.1)%	(0.1)%	(4.0)%	(3.4)%	(4.2)%	(4.2)%

Total return after incentive fees	(7.5)%	(6.8)%	12.4%	13.3%	16.2%	17.1%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds for the years ended 2022 and 2021. Financial highlights for the year ended December 31, 2023
,
were based on consolidated income and expenses.

6
3

Ceres Orion L.P.
Notes to Consolidated Financial Statements

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately
0.4
% to
3.0
% of the Partnership’s/Funds’ contracts are traded OTC.
Futures Contracts.
The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
Forward Foreign Currency Contracts.
Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Partnership’s/Funds’ Consolidated Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
Options
. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to

Ceres Orion L.P.
Notes to Consolidated Financial Statements

buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Consolidated Statements of Financial Condition and
marked-to-market
daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Consolidated Statements of Financial Condition and
marked-to-market
daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
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
Futures-Style Options.
The Partnership/Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Funds’ Consolidated Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Consolidated Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s and the Funds’ assets. For certain OTC contracts traded by certain Funds, JPMorgan is the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

6
5

Ceres Orion L.P.
Notes to Consolidated Financial Statements

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
The General Partner evaluates events that occur after the balance sheet date but before and up until consolidated financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

Selected unaudited quarterly financial data for the years ended December 31, 2023 and 2022 are summarized below:

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023 (1)	For the period from April 1, 2023 to June 30, 2023 (1)	For the period from January 1, 2023 to March 31, 2023 (1)
Total investment income	$3,692,077	$4,019,067	$3,704,499	$3,253,912
Total expenses	(3,212,702)	(3,384,430)	(3,876,516)	(3,763,321)
Total trading results	(27,205,357)	(7,181,231)	16,994,227	(10,805,438)

Net income (loss)	$(26,725,982)	$(6,546,594)	$16,822,210	$(11,314,847)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(260.90)	$(62.67)	$158.31	$(106.55)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(106.46)	$(23.31)	$68.82	$(41.55)

	For the period from October 1, 2022 to December 31, 2022 (1)	For the period from July 1, 202 2 to September 30, 2022 (1)	For the period from April 1, 2022 to June 30, 2022 (1)	For the period from Jan u ary 1, 2022 to March 31, 2022 (1)
Total investment income	$2,921,273	$1,722,711	$462,713	$54,596
Total expenses	(1,294,953)	(7,400,973)	(7,519,475)	(11,724,997)
Total trading results	(29,176,116)	23,894,829	20,617,767	53,043,121

Net income (loss)	$(27,549,796)	$18,216,567	$13,561,005	$41,372,720

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(256.89)	$164.60	$120.53	$370.90

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(103.75)	$71.24	$52.75	$155.84

(1) Not consolidated.

6
7

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the consolidated financial statements.

The report included in “Item 8. Consolidated Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Plans

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2023, no officers or directors of the General Partner adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by the directors and officers of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSCM, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan serves on the General Partner’s Investment Committee and is the trading principals responsible for allocation decisions (or responsible for supervising those who are).

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

Brooke Lambert, age 40, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Victoria Eckstein, age 42, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 55, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2024, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2023:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	2,560.0223	45.8%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Consolidated Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2023 and 2022 for the audit of the Partnership’s annual consolidated financial statements, review of consolidated financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2023 $215,555

2022 $190,328

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2023 and 2022 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2023 and 2022.

Consolidated and Condensed Schedules of Investments at December 31, 2023 and 2022.

Consolidated Statements of Income and Expenses for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2023, 2022 and 2021. Notes to Consolidated Financial Statements.

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

(b	)

1st Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated April 3, 2001 (filed as Exhibit 3.(I) to the General Form for Registration of Securities on Form 10-12G filed on May 1, 2003 and incorporated herein by reference).

(c	)

2nd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d	)

3rd Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(e	)

4th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(f	)

5th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(e) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(g	)

6th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1(a) to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(h	)

1st Certificate of Change to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated January 31, 2000 (filed as Exhibit 3.2(g) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(i	)

7th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(h) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(j	)

8th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(k	)

9th Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(j) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

(l	)

10th Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated February 28, 2018 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 5, 2018 and incorporated herein by reference).

(m	)

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

(b	)

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

(b	)

Amendment to the Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner and Harbor Investment Advisory LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 8, 2020 and incorporated herein by reference).

(c	)

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
Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 22, 2024	Date: March 22, 2024

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 22, 2024
Date: March 22, 2024

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.