Form 10-Q
period 2024-03-31
CERES ORION L.P.
filed 2024-05-09
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of April 30, 2024, 91,466.8188 Limited Partnership Class A Redeemable Units were outstanding and 3,027.8882 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Investment in the Funds (1) , at fair value	$51,226,011	$59,188,572
Redemptions receivable from the Funds	2,139,080	2,158,223

Equity in trading account:
Unrestricted cash	217,066,001	208,419,594
Restricted cash	61,030,863	64,815,574
Foreign cash (cost $3,827,049 and $2,604,289 at March 31, 2024 and December 31, 2023, respectively)	3,784,596	2,662,887
Net unrealized appreciation on open futures contracts	17,198,024	2,110,733
Net unrealized appreciation on open forward contracts	304,086	-
Options purchased, at fair value (premiums paid $457,488 and $683,600 at March 31, 2024 and December 31, 2023, respectively)	68,725	378,388

Total equity in trading account	299,452,295	278,387,176

Interest receivable	995,880	923,536

Total assets	$353,813,266	$340,657,507

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$233,618
Accrued expenses:
Ongoing selling agent fees	214,549	207,655
Management fees	300,863	299,507
General Partner fees	219,677	212,433
Incentive fees	1,794,376	-
Professional fees	268,496	272,698
Redemptions payable to General Partner	-	250,017
Redemptions payable to Limited Partners	3,621,383	9,980,865

Total liabilities	6,419,344	11,456,793

Partners’ Capital:
General Partner, Class Z, 2,560.0223 Redeemable Units outstanding at March 31, 2024 and December 31, 2023	3,959,821	3,588,668
Limited Partners, Class A, 91,913.0278 and 96,034.0188 Redeemable Units outstanding at March 31, 2024 and December 31, 2023, respectively	338,750,588	321,367,518
Limited Partners, Class Z, 3,027.8882 Redeemable Units outstanding at March 31, 2024 and December 31, 2023	4,683,513	4,244,528

Total partners’ capital (net asset value)	347,393,922	329,200,714

Total liabilities and partners’ capital	$353,813,266	$340,657,507

Net asset value per Redeemable Unit:
Class A	$3,685.56	$3,346.39

Class Z	$1,546.79	$1,401.81

(1)
Defined in Note 1.
See accompanying notes
to
consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
March 31, 2024
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5,468	$3,199,486	0.92%
Energy	2,217	5,311,863	1.53
Grains	2,617	1,684,869	0.49
Indices	4,115	5,917,129	1.70
Interest Rates U.S.	2,029	(105,737)	(0.03)
Interest Rates Non-U.S.	3,161	1,060,948	0.31
Livestock	408	(297,600)	(0.09)
Metals	619	1,347,116	0.39
Softs	1,618	7,760,155	2.23

Total futures contracts purchased		25,878,229	7.45

Futures Contracts Sold
Currencies	2,806	913,672	0.26
Energy	1,726	(2,545,611)	(0.73)
Grains	4,045	(2,267,501)	(0.65)
Indices	1,830	275,888	0.08
Interest Rates U.S.	1,260	(618,570)	(0.18)
Interest Rates Non-U.S.	3,416	(382,784)	(0.11)
Livestock	223	(97,366)	(0.03)
Metals	1,241	(739,202)	(0.21)
Softs	996	(3,218,731)	(0.93)

Total futures contracts sold		(8,680,205)	(2.50)

Net unrealized appreciation on open futures contracts		$17,198,024	4.95%

Unrealized Appreciation on Open Forward Contracts
Currencies	$46,675,993	$667,036	0.19%

Total unrealized appreciation on open forward contracts		667,036	0.19

Unrealized Depreciation on Open Forward Contracts
Currencies	$16,002,808	(171,663)	(0.05)
Metals	68	$(191,287)	(0.05)

Total unrealized depreciation on open forward contracts		(362,950)	(0.10)

Net unrealized appreciation on open forward contracts		$304,086	0.09%

Options Purchased
Puts
Indices	76	$68,725	0.02%

Total options purchased (premiums paid $457,488)		$68,725	0.02%

Investment in the Funds
CMF NL Master Fund LLC		$25,618,802	7.38%
CMF Drakewood Master Fund LLC		25,607,209	7.37

Total investment in the Funds		$51,226,011	14.75%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2024	2023 (1)
Investment Income:
Interest income	$2,999,453	$2,215,130
Interest income allocated from the Funds	598,076	1,038,782

Total investment income	3,597,529	3,253,912

Expenses:
Expenses allocated from the Funds	69,822	412,178
Clearing fees related to direct investments	567,525	617,469
Ongoing selling agent fees	632,513	716,547
Management fees	906,450	895,287
General Partner fees	647,398	733,936
Incentive fees	1,794,376	172,212
Professional fees	239,233	215,692

Total expenses	4,857,317	3,763,321

Net investment loss	(1,259,788)	(509,409)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	20,633,923	1,714,158
Net realized gains (losses) on closed contracts allocated from the Funds	(197,859)	(5,705,061)
Net change in unrealized gains (losses) on open contracts	15,440,393	(4,208,618)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,876,999)	(2,605,917)

Total trading results	33,999,458	(10,805,438)

Net income (loss)	$32,739,670	$(11,314,847)

Net income (loss) per Redeemable Unit*:
Class A	$339.17	$(106.55)

Class Z	$144.98	$(41.55)

Weighted average Redeemable Units outstanding:
Class A	94,124.2095	104,477.1658

Class Z	5,587.9105	6,502.9375

(1)	Not consolidated.
*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022 (1)	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	8,719,279	2,395.1690	43,000	27.9900	8,762,279	2,423.1590
Redemptions - Limited Partners	(6,566,024)	(1,796.4790)	(806,990)	(551.6900)	(7,373,014)	(2,348.1690)
Net income (loss)	(11,043,357)	-	(271,490)	-	(11,314,847)	-

Partners’ Capital, March 31, 2023 (1)	$364,380,499	103,763.4628	$8,718,901	5,960.5775	$373,099,400	109,724.0403

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293
Subscriptions - Limited Partners	96,000	26.8050	-	-	96,000	26.8050
Redemptions - Limited Partners	(14,642,462)	(4,147.7960)	-	-	(14,642,462)	(4,147.7960)
Net income (loss)	31,929,532	-	810,138	-	32,739,670	-

Partners’ Capital, March 31, 2024	$338,750,588	91,913.0278	$8,643,334	5,587.9105	$347,393,922	97,500.9383

(1)	Not consolidated.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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
As of March 31, 2024, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
During the reporting periods ended March 31, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2024, unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result there of by 12).
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2024 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of and for the year ended December 31, 2023.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Funds.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of March 31, 2024 and December 31, 2023, includes the portfolio holdings of Transtrend Master. The consolidated financial statements for the period from January 1, 2024 to March 31, 2024, and as of March 31, 2024 and December 31, 2023, include the accounts of the Partnership and Transtrend Master. All inter-company transactions and balances have been eliminated. As of and for the period March 31, 2024, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses), NL Master and Drakewood Master. As of and for the period ended March 31, 2023, the Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Fort Contrarian.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2024 and December 31, 2023, the amount of cash held for margin requirements was $61,030,863 and $64,815,574, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $3,784,596 (cost of $3,827,049) and $2,662,887 (cost of $2,604,289) at March 31, 2024 and December 31, 2023, respectively.
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
See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2023.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023 (1)
	Class A	Class Z	Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$352.39	$147.80	$(101.62)		$(42.35)
Net investment income (loss)	(13.22)	(2.82)	(4.93)		0.80

Increase (decrease) for the period	339.17	144.98	(106.55)		(41.55)
Net asset value per Redeemable Unit, beginning of period	3,346.39	1,401.81	3,618.20		1,504.31

Net asset value per Redeemable Unit, end of period	$3,685.56	$1,546.79	$3,511.65		$1,462.76

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023 (1)
	Class A	Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.1%	0.9%	(0.4	) %	0.3%

Operating expenses	3.7%	2.9%	3.7%		3.1%
Incentive fees	0.5%	0.5%	0.1%		0.1%

Total expenses	4.2%	3.4%	3.8%		3.2%

Total return:
Total return before incentive fees	10.7%	10.9%	(2.8)%		(2.7)%
Incentive fees	(0.6)%	(0.6)%	(0.1)%		(0.1)%

Total return after incentive fees	10.1%	10.3%	(2.9)%		(2.8)%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds for the period ended March 31, 2023. Financial highlights for the period ended March 31, 2024, were based on consolidated income and expenses.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2024 and 2023 was 34,458 and 26,883, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2024 and 2023 was 74 and 77, respectively. The monthly average notional value of currency forward contracts traded during the three months ended March 31, 2024 and 2023 was $60,850,189 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2024 and 2023 was 129 and 0, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023, respectively.

March 31, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$33,661,640	$(16,463,616)	$17,198,024	$-	$-	$17,198,024
Forwards	411	(411)	-	-	-	-

	33,662,051	(16,464,027)	17,198,024	-	-	17,198,024
JPMorgan
Forwards	666,625	(171,354)	495,271	-	-	495,271

Total assets	$34,328,676	$(16,635,381)	$17,693,295	$-	$-	$17,693,295

Liabilities
MS&Co.
Futures	$(16,463,616)	$16,463,616	$-	$-	$-	$-
Forwards	(191,596)	411	(191,185)	-	191,185	-

	(16,655,212)	16,464,027	(191,185)	-	191,185	-
JPMorgan
Forwards	(171,354)	171,354	-	-	-	-

Total liabilities	$(16,826,566)	$16,635,381	$(191,185)	$-	$191,185	$-

Net fair value						$17,693,295	*

December 31, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$20,433,917	$(18,323,184)	$2,110,733	$-	$-	$2,110,733
Forwards	143,453	(143,453)	-	-	-	-

	20,577,370	(18,466,637)	2,110,733	-	-	2,110,733
JPMorgan
Forwards	84,445	(84,445)	-	-	-	-

Total assets	$20,661,815	$(18,551,082)	$2,110,733	$-	$-	$2,110,733

Liabilities
MS&Co.
Futures	$(18,323,184)	$18,323,184	$-	$-	$-	$-
Forwards	(220,032)	143,453	(76,579)	-	76,579	-

	(18,543,216)	18,466,637	(76,579)	-	76,579	-
JPMorgan
Forwards	(241,484)	84,445	(157,039)	-	157,039	-

Total liabilities	$(18,784,700)	$18,551,082	$(233,618)	$-	$233,618	$-

Net fair value						$2,110,733	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
Assets
Futures Contracts
Currencies	$5,255,519
Energy	7,397,665
Grains	2,022,881
Indices	7,121,153
Interest Rates U.S.	315,775
Interest Rates Non-U.S.	1,329,460
Livestock	198,983
Metals	1,793,921
Softs	8,226,283

Total unrealized appreciation on open futures contracts	33,661,640

Liabilities
Futures Contracts
Currencies	(1,142,361)
Energy	(4,631,413)
Grains	(2,605,513)
Indices	(928,136)
Interest Rates U.S.	(1,040,082)
Interest Rates Non-U.S.	(651,296)
Livestock	(593,949)
Metals	(1,186,007)
Softs	(3,684,859)

Total unrealized depreciation on open futures contracts	(16,463,616)

Net unrealized appreciation on open futures contracts	$17,198,024	*

Assets
Forward Contracts
Currencies	$667,036

Total unrealized appreciation on open forward contracts	667,036

Liabilities
Forward Contracts
Currencies	$(171,663)
Metals	(191,287)

Total unrealized depreciation on open forward contracts	(362,950)

Net unrealized appreciation on open forward contracts	$304,086	**

Assets
Options Purchased
Indices	$68,725

Total options purchased	$68,725	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2023
Assets
Futures Contracts
Currencies	$2,230,318
Energy	5,124,815
Grains	1,948,710
Indices	2,984,970
Interest Rates U.S.	694,810
Interest Rates Non-U.S.	4,077,958
Livestock	409,457
Metals	787,206
Softs	2,175,673

Total unrealized appreciation on open futures contracts	20,433,917

Liabilities
Futures Contracts
Currencies	(2,443,078)
Energy	(5,055,385)
Grains	(1,728,159)
Indices	(2,362,769)
Interest Rates U.S.	(3,473,956)
Interest Rates Non-U.S.	(1,308,119)
Livestock	(215,713)
Metals	(1,026,513)
Softs	(709,492)

Total unrealized depreciation on open futures contracts	(18,323,184)

Net unrealized appreciation on open futures contracts	$2,110,733	*

Assets
Forward Contracts
Currencies	$85,262
Metals	142,636

Total unrealized appreciation on open forward contracts	227,898

Liabilities
Forward Contracts
Currencies	$(241,558)
Metals	(219,958)

Total unrealized depreciation on open forward contracts	(461,516)

Net unrealized depreciation on open forward contracts	$(233,618)	**

Assets
Options Purchased
Indices	$378,388

Total options purchased	$378,388	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
Sector	2024		2023 (1)
Currencies	$8,368,685		$2,061,301
Energy	8,123,615		(67,935)
Grains	1,252,458		(2,790,898)
Indices	11,350,897		10,225,109
Interest Rates U.S.	282,788		(4,552,844)
Interest Rates Non-U.S.	(3,410,246)		(8,311,598)
Livestock	(649,564)		(169,093)
Metals	261,307		(870,005)
Softs	10,494,376		1,981,503

Total	$36,074,316	****	$(2,494,460)	****

(1)	Not consolidated.
****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2024	Total	Level 1	Level 2	Level 3

Assets
Futures	$33,661,640	$30,011,845	$3,649,795	$-
Forwards	667,036	-	667,036	-
Options purchased	68,725	68,725	-	-

Total assets	$34,397,401	$30,080,570	$4,316,831	$-

Liabilities
Futures	$16,463,616	$16,223,751	$239,865	$-
Forwards	362,950	-	362,950	-

Total liabilities	$16,826,566	$16,223,751	$602,815	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,433,917	$18,914,817	$1,519,100	$-
Forwards	227,898	-	227,898	-
Options purchased	378,388	378,388	-	-

Total assets	$21,040,203	$19,293,205	$1,746,998	$-

Liabilities
Futures	$18,323,184	$17,578,049	$745,135	$-
Forwards	461,516	-	461,516	-

Total liabilities	$18,784,700	$17,578,049	$1,206,651	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of March 31, 2024 and December 31, 2023, respectively.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2024.
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
As of March 31, 2024, the Partnership owned 100.0% of Transtrend Master, approximately 71.2% of NL Master and approximately 60.6% of Drakewood Master. At December 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 71.7% of NL Master and approximately 64.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$82,826,031	$1,991,124	$80,834,907
NL Master	40,466,027	4,659,591	35,806,436
Drakewood Master	44,660,844	2,568,256	42,092,588

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$73,151,633	$4,405,702	$68,745,931
NL Master	40,864,449	126,823	40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,483,322)	$17,908,975	$16,425,653
NL Master	473,395	(3,360,293)	(2,886,898)
Drakewood Master	321,021	435,996	757,017

	For the three months ended March 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$169,093	$(4,497,751)	$(4,328,658)
NL Master	372,758	(4,446,270)	(4,073,512)
Drakewood Master	268,880	(853,678)	(584,798)

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	March 31, 2024		For the three months ended March 31, 2024
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	23.27%	$80,834,907	$18,547,600	$155,705	$18,625	$153,241	$1,794,376	$16,425,653	Commodity Portfolio	Monthly
NL Master	7.38%	25,618,802	(1,987,657)	8,905	11,617	-	-	(2,008,179)	Commodity Portfolio	Monthly
Drakewood Master	7.37%	25,607,209	510,875	38,295	11,005	-	-	461,575	Commodity Portfolio	Monthly

Total		$132,060,918	$17,070,818	$202,905	$41,247	$153,241	$1,794,376	$14,879,049

	December 31, 2023		For the three months ended March 31, 2023
	% of			Expenses				Net Income (Loss)
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee		Investment Objective	Redemptions Permitted

Transtrend Master	20.88%	$68,745,931	$(4,004,926)	$108,009	$17,950	$161,996	$35,777	$(4,328,658)	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(2,923,677)	11,884	11,649	-	-	(2,947,210)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(343,593)	52,934	11,979	-	-	(408,506)	Commodity Portfolio	Monthly

Total		$127,934,503	$(7,272,196)	$172,827	$41,578	$161,996	$35,777	$(7,684,374)

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.6% to 6.3% of the Partnership’s/Funds’ contracts are traded OTC.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2024.

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

For the three months ended March 31, 2024, the Partnership’s capital increased 5.5% from $329,200,714 to $347,393,922. This increase was attributable to subscriptions of 26.8050 Class A limited partner Redeemable Units totaling $96,000 and a net income of $32,739,670, which was partially offset by redemptions of 4,147.7960 Class A limited partner Redeemable Units totaling $14,642,462. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2024, the net asset value per Redeemable Unit for Class A increased 10.1% from $3,346.39 to $3,685.56, as compared to a decrease of 2.9% in the first quarter of 2023. During the Partnership’s first quarter of 2024, the net asset value per Redeemable Unit for Class Z increased 10.3% from $1,401.81 to $1,546.79, as compared to a decrease of 2.8% in the first quarter of 2023. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2024 of $33,999,458. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates and softs and were partially offset by losses in livestock, metals and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2023 of $10,805,438. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, metals, U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices and softs.

During the first quarter, the Partnership’s largest gains were achieved within the agricultural markets from long positions in cocoa futures as cocoa prices surged higher during each month of the quarter amid concerns extremely hot weather in key West African growing regions would severely damage crops. Further gains in the agricultural markets were recorded from short positions in wheat futures during January and February and from long positions in coffee futures during January and March. Gains within the global stock index sector were also achieved during each month of the quarter from long positions in Asian, European, and U.S. equity index futures as the outlook for global central banks, most notably the Fed, to be aggressive in cutting interest rates in 2024 spurred investor demand for stock buying. Additional gains were achieved within the currency markets during January, February and March primarily from short positions in the Japanese yen versus the U.S. dollar as the dollar strengthened relative to the yen amid an outlook Japan’s central bank would be less aggressive on interest policies than the Federal Reserve. In the energies, gains were recorded throughout the quarter from long positions in Brent crude oil futures as prices moved higher amid strengthening demand and on concerns mounting geopolitical tensions could curtail oil production. Further gains in the energy sector were recorded from short positions in European electricity futures during January and February as continued mild weather in the Eurozone limited power demand. Gains were also achieved throughout the quarter from long positions in shipping freight index futures as turmoil and attacks on shipping tankers in the Red Sea pushed prices higher. A portion of the Partnership’s overall gains for the first quarter was offset by losses incurred within the global fixed income sector primarily during January and February from long positions in European fixed income futures amid a murky outlook on Eurozone central bank actions in battling inflation. These losses were partially offset by gains from short positions in U.S. Treasury note futures during the same timeframe.

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

As of March 31, 2024, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2024 increased by $343,617 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2024 decreased by $205,649 as compared to the corresponding period in 2023. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three months ended March 31, 2024 decreased by $84,034 as compared to the corresponding periods in 2023. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2024 decreased by $150,833 as compared to the corresponding period in 2023. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2024 decreased by $86,538 as compared to the corresponding period in 2023. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2024 resulted in incentive fees of $1,794,376. Trading performance for the three months ended March 31, 2023 resulted in incentive fees of $207,989. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2024 and December 31, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)
Transtrend	$80,834,608	23%	$68,745,632	21%
Northlander	$27,618,907	8%	$29,341,124	9%
Drakewood	$25,607,209	7%	$30,347,552	9%
JSCL	$121,016,033	35%	$120,018,705	37%
Quantica	$51,122,043	15%	$46,903,179	14%
Breakout	$24,650,410	7%	$23,050,030	7%
Unallocated	$16,544,712	5%	$10,794,492	3%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Breakout directly trade managed accounts in the name of the Partnership. As of March 31, 2024, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Partnership’s total capitalization was $347,393,922.

March 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$10,858,846	3.13%
Energy	12,209,738	3.51
Grains	6,205,275	1.79
Indices	14,204,813	4.09
Interest Rates U.S.	4,291,202	1.24
Interest Rates Non-U.S.	5,573,375	1.60
Livestock	1,169,301	0.34
Metals	8,104,222	2.33
Softs	4,063,031	1.17

Total	$66,679,803	19.20%

As of December 31, 2023, the Partnership’s total capitalization was $329,200,714.

December 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,417,014	2.56%
Energy	20,046,438	6.09
Grains	5,169,656	1.57
Indices	14,118,622	4.29
Interest Rates U.S.	3,341,889	1.02
Interest Rates Non-U.S.	5,382,386	1.63
Livestock	669,653	0.20
Metals	9,288,466	2.82
Softs	2,654,922	0.81

Total	$69,089,046	20.99%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended March 31, 2024 and the twelve months ended December 31, 2023, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2024

			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,298,538	0.95%	$4,335,696	$2,469,065	$3,451,046
Energy	7,298,668	2.10	16,471,138	4,987,882	7,879,970
Grains	2,779,630	0.80	2,782,120	1,663,107	2,195,274
Indices	10,029,980	2.89	10,387,314	6,874,136	8,556,051
Interest Rates U.S.	2,606,769	0.75	3,522,027	934,682	2,248,667
Interest Rates Non-U.S.	2,794,493	0.80	2,796,636	1,312,185	1,952,783
Livestock	682,936	0.20	682,936	244,173	416,868
Metals	2,682,161	0.77	4,634,724	1,831,410	2,691,923
Softs	2,774,722	0.80	2,774,722	1,054,153	1,450,092

Total	$34,947,897	10.06%

*	Average of daily Values at Risk.

At December 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,685,615	1.12%	$9,642,187	$3,145,564	$5,387,331
Energy	16,471,138	5.00	17,355,253	4,908,703	9,738,993
Grains	1,761,099	0.53	4,524,557	1,276,438	2,559,094
Indices	10,022,931	3.04	19,578,791	3,769,917	8,061,401
Interest Rates U.S.	1,779,309	0.54	5,873,265	373,928	2,414,140
Interest Rates Non-U.S.	2,460,006	0.75	6,606,019	1,029,342	2,929,148
Livestock	269,170	0.08	1,044,560	156,478	651,607
Metals	4,634,724	1.41	8,601,091	1,558,883	4,065,094
Softs	1,443,017	0.44	4,281,104	1,353,582	2,083,574

Total	$42,527,009	12.91%

*	Annual average of daily Values at Risk.

At March 31, 2024, Transtrend Master’s total capitalization was $80,834,907 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2024, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2024

			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,474,983	9.25%	$8,215,413	$4,355,740	$6,344,783
Energy	2,380,423	2.94	2,384,944	1,685,964	1,995,456
Grains	3,425,645	4.24	3,788,403	3,269,295	3,533,440
Indices	4,174,833	5.16	5,614,611	3,988,358	4,680,986
Interest Rates U.S.	1,684,433	2.08	1,731,808	797,138	1,251,194
Interest Rates Non-U.S.	2,778,882	3.44	3,014,469	2,096,826	2,572,419
Livestock	486,365	0.60	486,365	151,690	300,084
Metals	1,149,323	1.42	1,393,078	782,875	1,157,262
Softs	1,288,309	1.59	1,766,748	942,578	1,357,317

Total	$24,843,196	30.72%

*	Average of daily Values at Risk.

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

At March 31, 2024, NL Master’s total capitalization was $35,806,436 and the Partnership owned approximately 71.2% of NL Master. As of March 31, 2024, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

March 31, 2024

			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,554,280	9.93%	$3,603,356	$1,459,981	$2,671,684

Total	$3,554,280	9.93%

*	Average of daily Values at Risk.

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

At March 31, 2024, Drakewood Master’s total capitalization was $42,092,588 and the Partnership owned approximately 60.6% of Drakewood Master. As of March 31, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

March 31, 2024

			Three Months Ended March 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$140,800	0.33%	$152,680	$140,800	$148,121
Metals	7,050,723	16.75	7,050,723	3,500,321	4,634,134

Total	$7,191,523	17.08%

*	Average of daily Values at Risk.

At December 31, 2023, Drakewood Master’s total capitalization was $46,153,273 and the Partnership owned approximately 64.5% of Drakewood Master. As of December 31, 2023, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District

Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters,but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp.,

et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended March 31, 2024, there were subscriptions of 26.8050 Class A Redeemable Units totaling $96,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	2,591.0240	$3,459.91	N/A	N/A	N/A	N/A
February 1, 2024 - February 29, 2024	574.1850	$3,581.37	N/A	N/A	N/A	N/A
March 1, 2024 - March 31, 2024	982.5870	$3,685.56	N/A	N/A	N/A	N/A
	4,147.7960	$3,530.18	-	$ -

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

Date: May 9, 2024

By: /s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.