Form 10-Q
period 2024-06-30
CERES ORION L.P.
filed 2024-08-09
CIK 1227265

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
of the Exchange Act).
Yes

No
X

As of July 31, 2024, 88,138.9908 Limited Partnership Class A Redeemable Units were outstanding and 2,683.3102 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investment in the Funds (1) , at fair value	$50,996,119	$59,188,572
Redemptions receivable from the Funds	2,139,671	2,158,223

Equity in trading account:
Unrestricted cash	213,197,412	208,419,594
Restricted cash	57,933,616	64,815,574
Foreign cash (cost $1,525,827 and $2,604,289 at June 30, 2024 and December 31, 2023, respectively)	1,466,219	2,662,887
Net unrealized appreciation on open futures contracts	4,720,401	2,110,733
Options purchased, at fair value (premiums paid $556,725 and $683,600 at June 30, 2024 and December 31, 2023, respectively)	84,678	378,388

Total equity in trading account	277,402,326	278,387,176

Interest receivable	918,334	923,536

Total assets	$331,456,450	$340,657,507

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$530,198	$233,618
Accrued expenses:
Ongoing selling agent fees	201,018	207,655
Management fees	286,508	299,507
General Partner fees	205,874	212,433
Incentive fees	1,013,156	-
Professional fees	256,106	272,698
Redemptions payable to General Partner	300,430	250,017
Redemptions payable to Limited Partners	1,974,805	9,980,865

Total liabilities	4,768,095	11,456,793

Partners’ Capital:
General Partner, Class Z, 2,356.9053 and 2,560.0223 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	3,486,095	3,588,668
Limited Partners, Class A, 90,630.0288 and 96,034.0188 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	318,804,311	321,367,518
Limited Partners, Class Z, 2,973.3972 and 3,027.8882 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	4,397,949	4,244,528

Total partners’ capital (net asset value)	326,688,355	329,200,714

Total liabilities and partners’ capital	$331,456,450	$340,657,507

Net asset value per Redeemable Unit:
Class A	$3,517.65	$3,346.39

Class Z	$1,479.10	$1,401.81

(1)	Defined in Note 1.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
June 30, 2024
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	8,151	$2,385,989	0.74%
Energy	2,027	5,461,076	1.67
Grains	3,573	(2,914,608)	(0.89)
Indices	3,341	2,163,242	0.66
Interest Rates U.S.	1,658	491,897	0.15
Interest Rates Non-U.S.	1,428	(66,207)	(0.02)
Livestock	348	107,986	0.03
Metals	430	(174,907)	(0.05)
Softs	1,425	(1,166,714)	(0.36)

Total futures contracts purchased		6,287,754	1.93

Futures Contracts Sold
Currencies	3,794	274,782	0.07
Energy	1,360	(3,416,090)	(1.05)
Grains	3,324	2,963,533	0.91
Indices	2,193	(23,592)	(0.01)
Interest Rates U.S.	813	(288,915)	(0.09)
Interest Rates Non-U.S.	4,597	(1,229,398)	(0.38)
Livestock	216	9,758	0.01
Metals	852	(565,194)	(0.17)
Softs	1,445	707,763	0.22

Total futures contracts sold		(1,567,353)	(0.49)

Net unrealized appreciation on open futures contracts		$4,720,401	1.44%

Unrealized Appreciation on Open Forward Contracts
Currencies	$21,197,386	$124,904	0.04%
Metals	62	225,573	0.07

Total unrealized appreciation on open forward contracts		350,477	0.11

Unrealized Depreciation on Open Forward Contracts
Currencies	$51,294,613	$(529,653)	(0.16)
Metals	142	(351,022)	(0.11)

Total unrealized depreciation on open forward contracts		(880,675)	(0.27)

Net unrealized depreciation on open forward contracts		$(530,198)	(0.16)%

Options Purchased
Puts
Indices	127	$84,678	0.03%

Total options purchased (premiums paid $556,725)		$84,678	0.03%

Investment in the Funds
CMF NL Master Fund LLC		$22,812,453	6.98%
CMF Drakewood Master Fund LLC		28,183,666	8.63

Total investment in the Funds		$50,996,119	15.61%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Investment Income:
Interest income	$3,021,436	$2,511,437	$6,020,889	$4,726,567
Interest income allocated from the Funds	564,040	1,193,062	1,162,116	2,231,844

Total investment income	3,585,476	3,704,499	7,183,005	6,958,411

Expenses:
Expenses allocated from the Funds	100,005	748,696	169,827	1,160,874
Clearing fees related to direct investments	624,153	651,193	1,191,678	1,268,662
Ongoing selling agent fees	625,684	706,556	1,258,197	1,423,103
Management fees	885,088	838,174	1,791,538	1,733,461
General Partner fees	640,807	722,675	1,288,205	1,456,611
Incentive fees	(781,220)	-	1,013,156	172,212
Professional fees	244,603	209,222	483,836	424,914

Total expenses	2,339,120	3,876,516	7,196,437	7,639,837

Net investment income (loss)	1,246,356	(172,017)	(13,432)	(681,426)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in: the Funds:
Net realized gains (losses) on closed contracts	(1,239,390)	(3,780,341)	19,394,533	(2,066,183)
Net realized gains (losses) on closed contracts allocated from the Funds	338,396	3,986,004	140,537	(1,719,057)
Net change in unrealized gains (losses) on open contracts	(13,412,346)	6,246,533	2,028,047	2,037,915
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(2,611,999)	10,542,031	(4,488,998)	7,936,114

Total trading results	(16,925,339)	16,994,227	17,074,119	6,188,789

Net income (loss)	$(15,678,983)	$16,822,210	$17,060,687	$5,507,363

Net income (loss) per Redeemable Unit*:
Class A	$(167.91)	$158.31	$171.26	$51.76

Class Z	$(67.69)	$68.82	$77.29	$27.27

Weighted average Redeemable Units outstanding:
Class A	91,538.6415	103,579.9408	92,831.4255	104,028.5533

Class Z	5,569.7468	6,093.8202	5,578.8287	6,298.3788

(1)	Not consolidated.

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022 (1)	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	9,917,279	2,733.8770	370,000	246.5010	10,287,279	2,980.3780
Redemptions - Limited Partners	(14,642,662)	(4,015.6540)	(1,566,196)	(1,047.3910)	(16,208,858)	(5,063.0450)
Net income (loss)	5,360,964	-	146,399	-	5,507,363	-

Partners’ Capital, June 30, 2023 (1)	$373,906,182	101,882.9958	$8,704,584	5,683.3875	$382,610,766	107,566.3833

Partners’ Capital, March 31, 2023 (1)	$364,380,499	103,763.4628	$8,718,901	5,960.5775	$373,099,400	109,724.0403
Subscriptions - Limited Partners	1,198,000	338.7080	327,000	218.5110	1,525,000	557.2190
Redemptions - Limited Partners	(8,076,638)	(2,219.1750)	(759,206)	(495.7010)	(8,835,844)	(2,714.8760)
Net income (loss)	16,404,321	-	417,889	-	16,822,210	-

Partners’ Capital, June 30, 2023 (1)	$373,906,182	101,882.9958	$8,704,584	5,683.3875	$382,610,766	107,566.3833

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293
Subscriptions - Limited Partners	526,180	143.3690	-	-	526,180	143.3690
Redemptions - General Partner	-	-	(300,430)	(203.1170)	(300,430)	(203.1170)
Redemptions - Limited Partners	(19,714,577)	(5,547.3590)	(84,219)	(54.4910)	(19,798,796)	(5,601.8500)
Net income (loss)	16,625,190	-	435,497	-	17,060,687	-

Partners’ Capital, June 30, 2024	$318,804,311	90,630.0288	$7,884,044	5,330.3025	$326,688,355	95,960.3313

Partners’ Capital, March 31, 2024	$338,750,588	91,913.0278	$8,643,334	5,587.9105	$347,393,922	97,500.9383
Subscriptions - Limited Partners	430,180	116.5640	-	-	430,180	116.5640
Redemptions - General Partner	-	-	(300,430)	(203.1170)	(300,430)	(203.1170)
Redemptions - Limited Partners	(5,072,115)	(1,399.5630)	(84,219)	(54.4910)	(5,156,334)	(1,454.0540)
Net income (loss)	(15,304,342)	-	(374,641)	-	(15,678,983)	-

Partners’ Capital, June 30, 2024	$318,804,311	90,630.0288	$7,884,044	5,330.3025	$326,688,355	95,960.3313

(1)	Not consolidated.

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
As of June 30, 2024, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
Effective July 1, 2021, Breakout directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program. The General Partner and Breakout have agreed that Breakout will trade the Partnership’s assets allocated to Breakout at 1.25 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions.
Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at 1.0 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.
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
During the reporting periods ended June 30, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2024 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Funds.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of June 30, 2024 and December 31, 2023, includes the portfolio holdings of Transtrend Master. The consolidated financial statements for the period from January 1, 2024 to June 30, 2024, and as of June 30, 2024 and December 31, 2023, include the accounts of the Partnership and Transtrend Master. All inter-company transactions and balances have been eliminated. As of and for the period June 30, 2024, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses), NL Master and Drakewood Master. As of and for the period ended June 30, 2023, the Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Fort Contrarian.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $57,933,616 and $64,815,574, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,466,219 (cost of $1,525,827) and $2,662,887 (cost of $2,604,289) at June 30, 2024 and December 31, 2023, respectively.
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
for the year ended December 31, 2023.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023 (1)		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(181.02)	$(76.07)	$160.10	$66.65	$171.74	$71.75	$58.49	$24.34
Net investment income (loss)	13.11	8.38	(1.79)	2.17	(0.48)	5.54	(6.73)	2.93

Increase (decrease) for the period	(167.91)	(67.69)	158.31	68.82	171.26	77.29	51.76	27.27
Net asset value per Redeemable Unit, beginning of period	3,685.56	1,546.79	3,511.65	1,462.76	3,346.39	1,401.81	3,618.20	1,504.31

Net asset value per Redeemable Unit, end of period	$3,517.65	$1,479.10	$3,669.96	$1,531.58	$3,517.65	$1,479.10	$3,669.96	$1,531.58

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023 (1)		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.7%	1.5%	0.1%	0.9%	0.3%	1.0%	(0.2)%	0.6%

Operating expenses	3.7%	2.9%	3.7%	3.1%	3.7%	2.9%	3.7%	3.0%
Incentive fees	(0.2)%	(0.2)%	0.1%	0.1%	0.3%	0.3%	0.1%	0.1%

Total expenses	3.5%	2.7%	3.8%	3.2%	4.0%	3.2%	3.8%	3.1%

Total return:
Total return before incentive fees	(4.8)%	(4.6)%	4.6%	4.8%	5.4%	5.8%	1.6%	2.0%
Incentive fees	0.2%	0.2%	(0.1)%	(0.1)%	(0.3)%	(0.3)%	(0.2)%	(0.2)%

Total return after incentive fees	(4.6)%	(4.4)%	4.5%	4.7%	5.1%	5.5%	1.4%	1.8%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds for the period ended June 30, 2023. Financial highlights for the period ended June 30, 2024, were based on consolidated income and expenses.

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 was 40,300 and 23,868, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 was 37,379 and 25,375, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 was 199 and 110, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 was 137 and 94, respectively. The monthly average notional value of currency forward contracts traded during the three months ended June 30, 2024 and 2023 was $99,040,369 and 0, respectively. The monthly average notional value of currency forward contracts traded during the six months ended June 30, 2024 and 2023 was $79,945,279 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 was 156 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 was 143 and 0, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2024 and December 31, 2023, respectively.

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
June 30, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$24,012,946	$(19,292,545)	$4,720,401	$-	$-	$4,720,401
Forwards	227,327	(227,327)	-	-	-	-

	24,240,273	(19,519,872)	4,720,401	-	-	4,720,401
JPMorgan
Forwards	123,150	(123,150)	-	-	-	-

Total assets	$24,363,423	$(19,643,022)	$4,720,401	$-	$-	$4,720,401

Liabilities
MS&Co.
Futures	$(19,292,545)	$19,292,545	$-	$-	$-	$-
Forwards	(351,258)	227,327	(123,931)	-	123,931	-

	(19,643,803)	19,519,872	(123,931)	-	123,931	-
JPMorgan
Forwards	(529,417)	123,150	(406,267)	-	406,267	-

Total liabilities	$(20,173,220)	$19,643,022	$(530,198)	$-	$530,198	$-

Net fair value						$4,720,401	*

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$20,433,917	$(18,323,184)	$2,110,733	$-	$-	$2,110,733
Forwards	143,453	(143,453)	-	-	-	-

	20,577,370	(18,466,637)	2,110,733	-	-	2,110,733
JPMorgan
Forwards	84,445	(84,445)	-	-	-	-

Total assets	$20,661,815	$(18,551,082)	$2,110,733	$-	$-	$2,110,733

Liabilities
MS&Co.
Futures	$(18,323,184)	$18,323,184	$-	$-	$-	$-
Forwards	(220,032)	143,453	(76,579)	-	76,579	-

	(18,543,216)	18,466,637	(76,579)	-	76,579	-
JPMorgan
Forwards	(241,484)	84,445	(157,039)	-	157,039	-

Total liabilities	$(18,784,700)	$18,551,082	$(233,618)	$-	$233,618	$-

Net fair value						$2,110,733	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
Assets
Futures Contracts
Currencies	$4,570,451
Energy	6,750,516
Grains	4,479,303
Indices	3,199,397
Interest Rates U.S.	800,780
Interest Rates Non-U.S.	589,617
Livestock	276,915
Metals	304,005
Softs	3,041,962

Total unrealized appreciation on open futures contracts	24,012,946

Liabilities
Futures Contracts
Currencies	(1,909,680)
Energy	(4,705,530)
Grains	(4,430,378)
Indices	(1,059,747)
Interest Rates U.S.	(597,798)
Interest Rates Non-U.S.	(1,885,222)
Livestock	(159,171)
Metals	(1,044,106)
Softs	(3,500,913)

Total unrealized depreciation on open futures contracts	(19,292,545)

Net unrealized appreciation on open futures contracts	$4,720,401	*

Assets
Forward Contracts
Currencies	$124,904
Metals	225,573

Total unrealized appreciation on open forward contracts	350,477

Liabilities
Forward Contracts
Currencies	$(529,653)
Metals	(351,022)

Total unrealized depreciation on open forward contracts	(880,675)

Net unrealized depreciation on open forward contracts	$(530,198)	**

Assets
Options Purchased
Indices	$84,678

Total options purchased	$84,678	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2024		2023 (1)		2024		2023 (1)

Currencies	$(605,513)		$4,605,105		$7,763,172		$6,666,406
Energy	(7,990,850)		(283,347)		132,765		(351,282)
Grains	(2,946,316)		(2,399,915)		(1,693,858)		(5,190,813)
Indices	(3,433,370)		2,471,634		7,917,527		12,696,743
Interest Rates U.S.	1,425,349		(1,826,561)		1,708,137		(6,379,405)
Interest Rates Non-U.S.	(3,856,894)		2,036,623		(7,267,140)		(6,274,975)
Livestock	(823,039)		1,451,802		(1,472,603)		1,282,709
Metals	3,417,721		(3,628,043)		3,679,028		(4,498,048)
Softs	161,176		38,894		10,655,552		2,020,397

Total	$(14,651,736)	****	$2,466,192	****	$21,422,580	****	$(28,268)	****

(1)	Not consolidated.
****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2024	Total	Level 1	Level 2	Level 3

Assets
Futures	$24,012,946	$21,686,841	$2,326,105	$-
Forwards	350,477	-	350,477	-
Options purchased	84,678	84,678	-	-

Total assets	$24,448,101	$21,771,519	$2,676,582	$-

Liabilities
Futures	$19,292,545	$18,914,590	$377,955	$-
Forwards	880,675	-	880,675	-

Total liabilities	$20,173,220	$18,914,590	$1,258,630	$-

December 31, 2023	Total	Level 1	Level 2	Level 3

Assets
Futures	$20,433,917	$18,914,817	$1,519,100	$-
Forwards	227,898	-	227,898	-
Options purchased	378,388	378,388	-	-

Total assets	$21,040,203	$19,293,205	$1,746,998	$-

Liabilities
Futures	$18,323,184	$17,578,049	$745,135	$-
Forwards	461,516	-	461,516	-

Total liabilities	$18,784,700	$17,578,049	$1,206,651	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Condensed Schedules of Investments as of June 30, 2024 and December 31, 2023, respectively.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2024.
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
As of June 30, 2024, the Partnership owned 100.0% of Transtrend Master, approximately 71.5% of NL Master and approximately 57.6% of Drakewood Master. At December 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 71.7% of NL Master and approximately 64.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$79,096,483	$2,006,502	$77,089,981
NL Master	35,662,652	3,866,761	31,795,891
Drakewood Master	52,219,515	3,467,122	48,752,393

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$73,151,633	$4,405,702	$68,745,931
NL Master	40,864,449	126,823	40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$1,140,390	$(4,532,558)	$(3,392,168)
NL Master	351,149	(2,626,036)	(2,274,887)
Drakewood Master	362,277	(751,386)	(389,109)

	For the six months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(342,932)	$13,376,417	$13,033,485
NL Master	824,544	(5,986,329)	(5,161,785)
Drakewood Master	683,298	(315,390)	367,908

	For the three months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(99,056)	$14,314,732	$14,215,676
NL Master	432,129	953,963	1,386,092
Drakewood Master	373,072	(889,597)	(516,525)

	For the six months ended June 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$70,037	$9,816,981	$9,887,018
NL Master	804,887	(3,492,307)	(2,687,420)
Drakewood Master	641,952	(1,743,275)	(1,101,323)

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro- rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2024		For the three months ended June 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.60%	$77,089,981	$(3,823,322)	$158,606	$18,624	$172,836	$(781,220)	$(3,392,168)	Commodity Portfolio	Monthly
NL Master	6.98%	22,812,453	(1,583,201)	25,131	11,894	-	-	(1,620,226)	Commodity Portfolio	Monthly
Drakewood Master	8.63%	28,183,666	(126,362)	52,464	10,516	-	-	(189,342)	Commodity Portfolio	Monthly

Total		$128,086,100	$(5,532,885)	$236,201	$41,034	$172,836	$(781,220)	$(5,201,736)

	June 30, 2024		For the six months ended June 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.60%	$77,089,981	$14,724,278	$314,311	$37,249	$326,077	$1,013,156	$13,033,485	Commodity Portfolio	Monthly
NL Master	6.98%	22,812,453	(3,570,858)	34,036	23,511	-	-	(3,628,405)	Commodity Portfolio	Monthly
Drakewood Master	8.63%	28,183,666	384,513	90,759	21,521	-	-	272,233	Commodity Portfolio	Monthly

Total		$128,086,100	$11,537,933	$439,106	$82,281	$326,077	$1,013,156	$9,677,313

	December 31, 2023		For the three months ended June 30, 2023
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	20.88%	$68,745,931	$14,889,271	$134,268	$18,019	$153,219	$368,091	$14,215,674	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	1,031,185	16,580	11,699	-	-	1,002,906	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(199,359)	35,996	10,824	-	-	(246,179)	Commodity Portfolio	Monthly

		$127,934,503	$15,721,097	$186,844	$40,542	$153,219	$368,091	$14,972,401

	December 31, 2023		For the six months ended June 30, 2023
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	20.88%	$68,745,931	$10,884,345	$242,277	$35,969	$315,215	$403,868	$9,887,016	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(1,892,492)	28,464	23,348	-	-	(1,944,304)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(542,952)	88,930	22,803	-	-	(654,685)	Commodity Portfolio	Monthly

Total		$127,934,503	$8,448,901	$359,671	$82,120	$315,215	$403,868	$7,288,027

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.6% to 13.4% of the Partnership’s/Funds’ contracts are traded OTC.
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
On July 1, 2024, the Partnership allocated a portion of its assets to Opus Futures, LLC (“Opus”). Opus directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2024.

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

For the six months ended June 30, 2024, the Partnership’s capital decreased 0.8% from $329,200,714 to $326,688,355. This decrease was attributable to redemptions of 5,547.3590 Class A limited partner Redeemable Units totaling $19,714,577, redemptions of 54.4910 Class Z limited partner Redeemable Units totaling $84,219 and redemptions of 203.1170 Class Z General Partner Redeemable Units totaling $300,430 which was partially offset by subscriptions of 143.3690 Class A limited partner Redeemable Units totaling $526,180 and a net income of $17,060,687. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2024, the net asset value per Redeemable Unit for Class A decreased 4.6% from $3,685.56 to $3,517.65, as compared to an increase of 4.5% in the second quarter of 2023. During the Partnership’s second quarter of 2024, the net asset value per Redeemable Unit for Class Z decreased 4.4% from $1,546.79 to $1,479.10, as compared to an increase of 4.7% in the second quarter of 2023. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2024 of $16,925,339. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, non-U.S. interest rates and livestock and were partially offset by gains in metals, U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2023 of $16,994,227. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, livestock, non-U.S. interest rates and softs and were partially offset by losses in grains, metals and U.S. interest rates.

During the second quarter, the Partnership’s largest losses for the quarter were recorded in the energies from long positions in West Texas Intermediate crude oil futures and its refined products during April, May, and June as prices fell amid data indicating growing inventories due to increased U.S. oil production. Additional losses in the energy sector were incurred throughout the quarter from long positions in global carbon emission futures and European electrical power futures during April and June. In the global stock index markets, losses were recorded during April from long positions in U.S., Asian, and European stock index futures amid a “risk-off” move by investors. Losses in the agriculturals were experienced from short positions in wheat futures during April and June as prices advanced amid high demand for U.S. grain exports. Further losses were experienced within the global fixed income markets from short positions in European fixed income futures during April and June and from short positions in U.S. Treasury bond and Treasury note futures during May and June as the outlook for global central banks’ future interest rate cuts became clearer. In the currencies, losses were incurred primarily during June from long positions in the Mexican peso as the value of peso dropped after proposed government reform’s spooked investors. A portion of the losses for the second quarter was offset by gains achieved within the metals sector during April and May from long positions in copper futures as prices rallied amid speculation Chinese stimulus measures to prop up their housing market would potentially increase demand for industrial metals. Further gains in the metals were recorded during April and May from long positions in gold and silver futures. Additional gains were experienced during April from long positions in global shipping freight index futures as continued attacks on tankers in the Red Sea boosted prices.

During the Partnership’s six months ended June 30, 2024, the net asset value per Redeemable Unit for Class A increased 5.1% from $3,346.39 to $3,517.65, as compared to an increase of 1.4% during the six months ended June 30, 2023. During the Partnership’s six months ended June 30, 2024, the net asset value per Redeemable Unit for Class Z increased 5.5% from $1,401.81 to $1,479.10, as compared to an increase of 1.8% during the six months ended June 30, 2023. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2024 of $17,074,119. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, metals, U.S. interest rates and softs and were partially offset by losses in energy, grains, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2023 of $6,188,789. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, livestock and softs and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates and metals.

During the first six months of the year, the Partnership’s largest gains were achieved within the currency markets during January, February and March primarily from short positions in the Japanese yen versus the U.S. dollar as the yen weakened amid an outlook Japan’s central bank would be less aggressive on interest policies than the Federal Reserve. Gains were recorded within the agricultural markets during the first four months of the year from long positions in cocoa futures as cocoa prices surged to record highs amid concerns extremely hot weather in key West African growing regions would severely damage crops. Further gains in the agricultural markets were recorded from short positions in wheat futures during January and February and from long positions in coffee futures during January and March. Gains within the global stock index sector were also achieved during each month of the first quarter from long positions in Asian, European, and U.S. equity index futures as the outlook for global central banks, most notably the Fed, to be aggressive in cutting interest rates in 2024 spurred investor demand for stock buying. In the metals, gains were experienced during March, April, and May from long positions in gold and silver futures as easing inflationary pressures boosted demand for precious metals. Gains were also achieved throughout the first half of the year from long positions in shipping freight index futures as turmoil and attacks on shipping tankers in the Red Sea pushed prices higher. A portion of the Partnership’s overall for the first six months of the year was offset by losses incurred within the global fixed income sector during January and February from long positions in European fixed income futures amid a murky outlook on Eurozone central bank actions in battling inflation. Further losses were experienced within the global fixed income futures markets from short positions in European fixed income futures during April and June and from short positions in U.S. Treasury bond and Treasury note futures during May and June. Losses were recorded in the energies from long positions in West Texas Intermediate crude oil futures and its refined products during April, May and June as prices fell amid data indicating growing inventories due to increased U.S. oil production. Additional losses in the energy sector were incurred throughout the second quarter from long futures positions in global carbon emission contracts and European electrical power during April and June.

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

As of June 30, 2024, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2024 decreased by $119,023 and increased by $224,594, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three months ended June 30, 2024 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the six months ended June 30, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2024 decreased by $27,040 and $76,984, respectively, as compared to the corresponding periods in 2023. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and six months ended June 30, 2024 decreased by $80,872 and $164,906, respectively, as compared to the corresponding periods in 2023. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2024 increased by $46,914 and $58,077, respectively, as compared to the corresponding periods in 2023. The increase in management fees was due to higher average adjusted net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended June 30, 2024 decreased by $81,868 and $168,406, respectively, as compared to the corresponding periods in 2023. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2024 resulted in a reversal of incentive fees of $(781,220) and incentive fees of $1,013,156, respectively. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $0 and $172,212. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2024 and March 31, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)
Transtrend	$77,089,682	24%	$80,834,608	23%
Northlander	$23,812,557	7%	$27,618,907	8%
Drakewood	$29,183,666	9%	$25,607,209	7%
JSCL	$105,885,596	32%	$121,016,033	35%
Quantica	$49,211,831	15%	$51,122,043	15%
Breakout	$25,641,077	8%	$24,650,410	7%
Unallocated	$15,863,946	5%	$16,544,712	5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Breakout directly trade managed accounts in the name of the Partnership. As of June 30, 2024, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Breakout) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Partnership’s total capitalization was $326,688,355.

June 30, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$15,644,459	4.79%
Energy	11,445,556	3.50
Grains	4,313,058	1.32
Indices	11,885,667	3.64
Interest Rates U.S.	2,574,713	0.79
Interest Rates Non-U.S.	4,895,550	1.50
Livestock	1,042,030	0.32
Metals	7,491,579	2.29
Softs	4,231,957	1.30

Total	$63,524,569	19.45%

As of December 31, 2023, the Partnership’s total capitalization was $329,200,714.

December 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,417,014	2.56%
Energy	20,046,438	6.09
Grains	5,169,656	1.57
Indices	14,118,622	4.29
Interest Rates U.S.	3,341,889	1.02
Interest Rates Non-U.S.	5,382,386	1.63
Livestock	669,653	0.20
Metals	9,288,466	2.82
Softs	2,654,922	0.81

Total	$69,089,046	20.99%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended June 30, 2024 and the twelve months ended December 31, 2023, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2024

			Three Months Ended June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,692,868	1.74%	$5,692,868	$3,790,326	$4,783,559
Energy	7,899,757	2.42	10,008,053	6,677,216	7,872,651
Grains	2,095,073	0.64	3,369,761	1,232,306	2,007,515
Indices	8,042,471	2.46	10,982,037	4,974,039	6,626,825
Interest Rates U.S.	1,676,457	0.51	4,159,563	1,549,348	2,808,365
Interest Rates Non-U.S.	2,537,995	0.78	2,774,536	1,720,066	2,127,958
Livestock	791,395	0.24	791,395	572,963	668,149
Metals	2,683,674	0.82	5,237,520	2,209,898	3,392,020
Softs	2,692,659	0.82	3,620,646	2,425,598	3,009,958

Total	$34,112,349	10.43%

*	Average of daily Values at Risk.

At December 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,685,615	1.12%	$9,642,187	$3,145,564	$5,387,331
Energy	16,471,138	5.00	17,355,253	4,908,703	9,738,993
Grains	1,761,099	0.53	4,524,557	1,276,438	2,559,094
Indices	10,022,931	3.04	19,578,791	3,769,917	8,061,401
Interest Rates U.S.	1,779,309	0.54	5,873,265	373,928	2,414,140
Interest Rates Non-U.S.	2,460,006	0.75	6,606,019	1,029,342	2,929,148
Livestock	269,170	0.08	1,044,560	156,478	651,607
Metals	4,634,724	1.41	8,601,091	1,558,883	4,065,094
Softs	1,443,017	0.44	4,281,104	1,353,582	2,083,574

Total	$42,527,009	12.91%

*	Annual average of daily Values at Risk.

At June 30, 2024, Transtrend Master’s total capitalization was $77,089,981 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2024, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2024

			Three Months Ended June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,893,509	12.83%	$9,893,509	$7,503,984	$8,500,001
Energy	991,780	1.29	2,768,692	221,450	1,419,029
Grains	2,217,985	2.88	3,406,119	1,475,817	2,052,719
Indices	3,843,196	4.99	4,608,804	3,843,196	4,212,439
Interest Rates U.S.	898,256	1.17	2,851,300	432,710	1,753,336
Interest Rates Non-U.S.	2,357,555	3.06	3,392,189	2,357,555	2,869,924
Livestock	250,635	0.33	497,338	211,239	302,904
Metals	1,427,791	1.85	1,556,098	969,709	1,233,239
Softs	1,539,298	2.00	1,669,468	1,175,631	1,471,827

Total	$23,420,005	30.40%

*	Average of daily Values at Risk.

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

At June 30, 2024, NL Master’s total capitalization was $31,795,891 and the Partnership owned approximately 71.5% of NL Master. As of June 30, 2024, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

June 30, 2024

			Three Months Ended June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,572,055	11.23%	$5,473,070	$3,111,535	$4,337,373

Total	$3,572,055	11.23%

*	Average of daily Values at Risk.

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

At June 30, 2024, Drakewood Master’s total capitalization was $48,752,393 and the Partnership owned approximately 57.6% of Drakewood Master. As of June 30, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

June 30, 2024

			Three Months Ended June 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$100,837	0.21%	$140,800	$71,005	$92,650
Metals	5,868,254	12.04	9,052,374	5,557,973	7,744,863

Total	$5,969,091	12.25%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $133. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiffs by the Company was approximately $116. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On October 1, 2024, trial is scheduled to begin.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision, which was granted on February 5, 2024.

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint, which has been fully briefed.

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
for the fiscal year ended December 31, 2023 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on
Form 10-Q
for the quarter ended March 31, 2024, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended June 30, 2024, there were subscriptions of 116.5640 Class A Redeemable Units totaling $430,180. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in
Regulation
D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	446.2090	$3,710.60	N/A	N/A	N/A	N/A
May 1, 2024 - May 31, 2024	391.9550	$3,677.99	54.4910	$1,545.55	N/A	N/A
June 1, 2024 - June 30, 2024	561.3990	$3,517.65	N/A	N/A	N/A	N/A
	1,399.5630	$3,624.07	54.4910	$1,545.55

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by the directors and officers of the General Partner.

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

Date: August 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.