Form 10-Q
period 2024-09-30
CERES ORION L.P.
filed 2024-11-12
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of October 31, 2024, 84,890.5728 Limited Partnership Class A Redeemable Units were outstanding and 2,661.0182 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investment in the Funds (1) , at fair value	$44,676,473	$59,188,572
Redemptions receivable from the Funds	120,586	2,158,223

Equity in trading account:
Unrestricted cash	191,588,054	208,419,594
Restricted cash	45,094,058	64,815,574
Foreign cash (cost $1,327,276 and $2,604,289 at September 30, 2024 and December 31, 2023, respectively)	1,355,792	2,662,887
Net unrealized appreciation on open futures contracts	6,708,911	2,110,733
Options purchased, at fair value (premiums paid $3,009,614 and $683,600 at September 30, 2024 and December 31, 2023, respectively)	1,403,688	378,388

Total equity in trading account	246,150,503	278,387,176

Interest receivable	785,411	923,536

Total assets	$291,732,973	$340,657,507

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$509,682	$233,618
Options written, at fair value (premiums received $470,009 and $0 at September 30, 2024 and December 31, 2023, respectively)	292,485	-
Accrued expenses:
Ongoing selling agent fees	177,437	207,655
Management fees	238,520	299,507
General Partner fees	181,502	212,433
Professional fees	307,739	272,698
Redemptions payable to General Partner	-	250,017
Redemptions payable to Limited Partners	2,448,344	9,980,865

Total liabilities	4,155,709	11,456,793

Partners’ Capital:
General Partner, Class Z, 2,356.9053 and 2,560.0223 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	3,248,010	3,588,668
Limited Partners, Class A, 85,796.6928 and 96,034.0188 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	280,662,150	321,367,518
Limited Partners, Class Z, 2,661.0182 and 3,027.8882 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	3,667,104	4,244,528

Total partners’ capital (net asset value)	287,577,264	329,200,714

Total liabilities and partners’ capital	$291,732,973	$340,657,507

Net asset value per Redeemable Unit:
Class A	$3,271.25	$3,346.39

Class Z	$1,378.08	$1,401.81

(1)	Defined in Note 1.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
September 30, 2024
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,193	$1,843,392	0.64%
Energy	1,115	(234,005)	(0.08)
Grains	1,261	1,135,756	0.39
Indices	2,198	3,016,802	1.05
Interest Rates U.S.	2,879	59,483	0.02
Interest Rates Non-U.S.	6,024	2,410,998	0.84
Livestock	329	271,296	0.09
Metals	813	2,749,851	0.96
Softs	1,060	4,477,133	1.56

Total futures contracts purchased		15,730,706	5.47

Futures Contracts Sold
Currencies	2,516	(458,721)	(0.16)
Energy	1,339	(51,598)	(0.02)
Grains	2,771	(2,561,876)	(0.89)
Indices	1,201	(841,659)	(0.29)
Interest Rates U.S.	921	(146,924)	(0.05)
Interest Rates Non-U.S.	1,959	(758,829)	(0.26)
Livestock	94	(105,457)	(0.04)
Metals	690	(1,483,237)	(0.52)
Softs	811	(2,613,494)	(0.91)

Total futures contracts sold		(9,021,795)	(3.14)

Net unrealized appreciation on open futures contracts		$6,708,911	2.33%

Unrealized Appreciation on Open Forward Contracts
Currencies	$18,148,408	$170,675	0.05%
Metals	60	188,284	0.07

Total unrealized appreciation on open forward contracts		358,959	0.12

Unrealized Depreciation on Open Forward Contracts
Currencies	$17,996,429	$(115,672)	(0.04)
Metals	151	(752,969)	(0.26)

Total unrealized depreciation on open forward contracts		(868,641)	(0.30)

Net unrealized depreciation on open forward contracts		$(509,682)	(0.18)%

Options Purchased
Puts
Grains	1,116	$1,036,950	0.36%
Indices	46	31,938	0.01
Livestock	372	334,800	0.12

Total options purchased (premiums paid $3,009,614)		$1,403,688	0.49%

Options Written
Puts
Grains	372	(206,925)	(0.07)
Livestock	372	(85,560)	(0.03)

Total options written (premiums received $470,009)		$(292,485)	(0.10)%

Investment in the Funds
CMF NL Master Fund LLC		$16,025,843	5.57%
CMF Drakewood Master Fund LLC		28,650,630	9.97

Total investment in the Funds		$44,676,473	15.54%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Investment Income:
Interest income	$2,705,763	$2,663,209	$8,726,652	$7,389,776
Interest income allocated from the Funds	482,644	1,355,858	1,644,760	3,587,702

Total investment income	3,188,407	4,019,067	10,371,412	10,977,478

Expenses:
Expenses allocated from the Funds	113,457	357,926	283,284	1,518,800
Clearing fees related to direct investments	597,445	608,699	1,789,123	1,877,361
Ongoing selling agent fees	553,043	684,717	1,811,240	2,107,820
Management fees	764,577	826,146	2,556,115	2,559,607
General Partner fees	565,685	699,603	1,853,890	2,156,214
Incentive fees	-	-	1,013,156	172,212
Professional fees	265,484	207,339	749,320	632,253

Total expenses	2,859,691	3,384,430	10,056,128	11,024,267

Net investment income (loss)	328,716	634,637	315,284	(46,789)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in: the Funds:
Net realized gains (losses) on closed contracts	(22,360,617)	(1,719,513)	(2,966,084)	(3,785,696)
Net realized gains (losses) on closed contracts allocated from the Funds	(3,192,276)	3,238,048	(3,051,739)	1,518,991
Net change in unrealized gains (losses) on open contracts	1,140,795	(3,705,862)	3,168,842	(1,667,947)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,557,156	(4,993,904)	(2,931,842)	2,942,210

Total trading results	(22,854,942)	(7,181,231)	(5,780,823)	(992,442)

Net loss	$(22,526,226)	$(6,546,594)	$(5,465,539)	$(1,039,231)

Net income (loss) per Redeemable Unit*:
Class A	$(246.40)	$(62.67)	$(75.14)	$(10.91)

Class Z	$(101.02)	$(23.31)	$(23.73)	$3.96

Weighted average Redeemable Units outstanding:
Class A	88,528.5445	101,297.7308	91,397.1318	103,118.2791

Class Z	5,139.8408	5,683.3875	5,432.4994	6,093.3817

(1)	Not consolidated.

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022 (1)	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	10,471,279	2,889.5770	370,000	246.5010	10,841,279	3,136.0780
Redemptions - Limited Partners	(20,987,315)	(5,784.9040)	(1,566,196)	(1,047.3910)	(22,553,511)	(6,832.2950)
Net income (loss)	(1,053,107)	-	13,876	-	(1,039,231)	-

Partners’ Capital, September 30, 2023 (1)	$361,701,458	100,269.4458	$8,572,061	5,683.3875	$370,273,519	105,952.8333

Partners’ Capital, June 30, 2023 (1)	$373,906,182	101,882.9958	$8,704,584	5,683.3875	$382,610,766	107,566.3833
Subscriptions - Limited Partners	554,000	155.7000	-	-	554,000	155.7000
Redemptions - Limited Partners	(6,344,653)	(1,769.2500)	-	-	(6,344,653)	(1,769.2500)
Net income (loss)	(6,414,071)	-	(132,523)	-	(6,546,594)	-

Partners’ Capital, September 30, 2023 (1)	$361,701,458	100,269.4458	$8,572,061	5,683.3875	$370,273,519	105,952.8333

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293
Subscriptions - Limited Partners	2,981,680	872.9890	13,000	8.7890	2,994,680	881.7780
Redemptions - General Partner	-	-	(300,430)	(203.1170)	(300,430)	(203.1170)
Redemptions - Limited Partners	(38,307,824)	(11,110.3150)	(544,337)	(375.6590)	(38,852,161)	(11,485.9740)
Net income (loss)	(5,379,224)	-	(86,315)	-	(5,465,539)	-

Partners’ Capital, September 30, 2024	$280,662,150	85,796.6928	$6,915,114	5,017.9235	$287,577,264	90,814.6163

Partners’ Capital, June 30, 2024	$318,804,311	90,630.0288	$7,884,044	5,330.3025	$326,688,355	95,960.3313
Subscriptions - Limited Partners	2,455,500	729.6200	13,000	8.7890	2,468,500	738.4090
Redemptions - Limited Partners	(18,593,247)	(5,562.9560)	(460,118)	(321.1680)	(19,053,365)	(5,884.1240)
Net income (loss)	(22,004,414)	-	(521,812)	-	(22,526,226)	-

Partners’ Capital, September 30, 2024	$280,662,150	85,796.6928	$6,915,114	5,017.9235	$287,577,264	90,814.6163

(1)	Not consolidated.

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
As of September 30, 2024, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Northlander Commodity Advisors LLP (“Northlander”), Quantica Capital AG (“Quantica”), Breakout Funds LLC (“Breakout”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. On October 31, 2021, the Partnership fully redeemed its investment from CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”). Also effective October 31, 2021, FORT L.P. (“FORT”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, FORT, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
Effective July 1, 2024, Opus directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program. The General Partner and Opus have agreed that Opus will trade the Partnership’s assets allocated to Opus at 1.5 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
During the reporting periods ended September 30, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 202
5
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2024 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “
SEC”
) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of and for the year ended December 31, 2023.
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
Statement of Cash Flows.
The Partnership has not provided a Consolidated Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Funds.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of September 30, 2024 and December 31, 2023, includes the portfolio holdings of Transtrend Master. The consolidated financial statements for the period from January 1, 2024 to September 30, 2024, and as of September 30, 2024 and December 31, 2023, include the accounts of the Partnership and Transtrend Master. All inter-company transactions and balances have been eliminated. As of and for the period September 30, 2024, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses), NL Master and Drakewood Master. As of and for the period ended September 30, 2023, the Partnership carries its investment in Transtrend Master, NL Master and Drakewood Master based on the Partnership’s (1) net contributions to Transtrend Master, NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Transtrend Master, NL Master and Drakewood Master. The Partnership carried its investment in FORT Contrarian Master based on the Partnership’s (1) net contributions to FORT Contrarian Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Fort Contrarian.
Partnership’s/Funds’ Derivative Investments.
All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $45,094,058 and $64,815,574, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,355,792 (cost of $1,327,276) and $2,662,887 (cost of $2,604,289) at September 30, 2024 and December 31, 2023, respectively.
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
10-K
for the year ended December
 3
1, 2023.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023 (1)		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(249.88)	$(105.12)	$(68.64)	$(28.62)	$(78.02)	$(33.30)	$(9.98)	$(4.02)
Net investment income (loss)	3.48	4.10	5.97	5.31	2.88	9.57	(0.93)	7.98

Increase (decrease) for the period	(246.40)	(101.02)	(62.67)	(23.31)	(75.14)	(23.73)	(10.91)	3.96
Net asset value per Redeemable Unit, beginning of period	3,517.65	1,479.10	3,669.96	1,531.58	3,346.39	1,401.81	3,618.20	1,504.31

Net asset value per Redeemable Unit, end of period	$3,271.25	$1,378.08	$3,607.29	$1,508.27	$3,271.25	$1,378.08	$3,607.29	$1,508.27

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023 (1)		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023 (1)
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income***	0.4%	1.2%	0.7%	1.4%	0.2%	1.0%	0.0%	0.7%

Operating expenses	3.8%	3.0%	3.6%	2.9%	3.7%	3.0%	3.7%	3.0%
Incentive fees	-%	-%	-%	-%	0.3%	0.3%	0.2%	0.2%

Total expenses	3.8%	3.0%	3.6%	2.9%	4.0%	3.3%	3.9%	3.2%

Total return:
Total return before incentive fees	(7.0)%	(6.8)%	(1.7)%	(1.5)%	(1.9)%	(1.4)%	(0.2)%	0.4%
Incentive fees	-%	-%	-%	-%	(0.3)%	(0.3)%	(0.1)%	(0.1)%

Total return after incentive fees	(7.0)%	(6.8)%	(1.7)%	(1.5)%	(2.2)%	(1.7)%	(0.3)%	0.3%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds for the period ended September 30, 2023. Financial highlights for the period ended September 30, 2024, were based on consolidated income and expenses.

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 was 33,996 and 27,384, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 was 36,251 and 26,045, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 was 264 and 186, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 was 179 and 125, respectively. The monthly average notional value of currency forward contracts traded during the three months ended September 30, 2024 and 2023 was $99,339,529 and 0, respectively. The monthly average notional value of currency forward contracts traded during the nine months ended September 30, 2024 and 2023 was $86,410,029 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 was 3,215 and 63, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 was 1,167 and 21, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts
recognized
relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2024 and December 31, 2023, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
September 30, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$21,146,646	$(14,437,735)	$6,708,911	$-	$-	$6,708,911
Forwards	188,305	(188,305)	-	-	-	-

	21,334,951	(14,626,040)	6,708,911	-	-	6,708,911
JPMorgan
Forwards	170,654	(115,245)	55,409	-	-	55,409

Total assets	$21,505,605	$(14,741,285)	$6,764,320	$-	$-	$6,764,320

Liabilities
MS&Co.
Futures	$(14,437,735)	$14,437,735	$-	$-	$-	$-
Forwards	(753,396)	188,305	(565,091)	-	565,091	-

	(15,191,131)	14,626,040	(565,091)	-	565,091	-
JPMorgan
Forwards	(115,245)	115,245	-	-	-	-

Total liabilities	$(15,306,376)	$14,741,285	$(565,091)	$-	$565,091	$-

Net fair value						$6,764,320	*

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$20,433,917	$(18,323,184)	$2,110,733	$-	$-	$2,110,733
Forwards	143,453	(143,453)	-	-	-	-

	20,577,370	(18,466,637)	2,110,733	-	-	2,110,733
JPMorgan
Forwards	84,445	(84,445)	-	-	-	-

Total assets	$20,661,815	$(18,551,082)	$2,110,733	$-	$-	$2,110,733

Liabilities
MS&Co.
Futures	$(18,323,184)	$18,323,184	$-	$-	$-	$-
Forwards	(220,032)	143,453	(76,579)	-	76,579	-

	(18,543,216)	18,466,637	(76,579)	-	76,579	-
JPMorgan
Forwards	(241,484)	84,445	(157,039)	-	157,039	-

Total liabilities	$(18,784,700)	$18,551,082	$(233,618)	$-	$233,618	$-

Net fair value						$2,110,733	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
Assets
Futures Contracts
Currencies	$2,085,033
Energy	2,726,035
Grains	1,353,077
Indices	3,413,744
Interest Rates U.S.	871,422
Interest Rates Non-U.S.	2,768,801
Livestock	283,746
Metals	2,847,684
Softs	4,797,104

Total unrealized appreciation on open futures contracts	21,146,646

Liabilities
Futures Contracts
Currencies	(700,362)
Energy	(3,011,638)
Grains	(2,779,197)
Indices	(1,238,601)
Interest Rates U.S.	(958,863)
Interest Rates Non-U.S.	(1,116,632)
Livestock	(117,907)
Metals	(1,581,070)
Softs	(2,933,465)

Total unrealized depreciation on open futures contracts	(14,437,735)

Net unrealized appreciation on open futures contracts	$6,708,911	*

Assets
Forward Contracts
Currencies	$170,675
Metals	188,284

Total unrealized appreciation on open forward contracts	358,959

Liabilities
Forward Contracts
Currencies	$(115,672)
Metals	(752,969)

Total unrealized depreciation on open forward contracts	(868,641)

Net unrealized depreciation on open forward contracts	$(509,682)	**

Assets
Options Purchased
Grains	$1,036,950
Indices	31,938
Livestock	334,800

Total options purchased	$1,403,688	***

Liabilities
Options Written
Grains	$(206,925)
Livestock	(85,560)

Total options written	$(292,485)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2024		2023 (1)		2024		2023 (1)
Currencies	$(16,094,322)		$26,096		$(8,331,150)		$6,692,502
Energy	(4,065,982)		(86,282)		(3,933,217)		(437,564)
Grains	(1,817,546)		(1,504,537)		(3,511,404)		(6,695,350)
Indices	(1,572,878)		(4,730,258)		6,344,649		7,966,485
Interest Rates U.S.	1,915,895		2,599,932		3,624,032		(3,779,473)
Interest Rates Non-U.S.	758,189		(300,924)		(6,508,951)		(6,575,899)
Livestock	(1,171,035)		285,646		(2,643,638)		1,568,355
Metals	(1,326,661)		(3,102,898)		2,352,367		(7,600,946)
Softs	2,154,518		1,387,850		12,810,070		3,408,247

Total	$(21,219,822)	*****	$(5,425,375)	*****	$202,758	*****	$(5,453,643)	*****

(1)	Not consolidated.
*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$21,146,646	$19,914,536	$1,232,110	$-
Forwards	358,959	-	358,959	-
Options purchased	1,403,688	1,403,688	-	-

Total assets	$22,909,293	$21,318,224	$1,591,069	$-

Liabilities
Futures	$14,437,735	$14,123,845	$313,890	$-
Forwards	868,641	-	868,641	-
Options written	292,485	292,485	-	-

Total liabilities	$15,598,861	$14,416,330	$1,182,531	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,433,917	$18,914,817	$1,519,100	$-
Forwards	227,898	-	227,898	-
Options purchased	378,388	378,388	-	-

Total assets	$21,040,203	$19,293,205	$1,746,998	$-

Liabilities
Futures	$18,323,184	$17,578,049	$745,135	$-
Forwards	461,516	-	461,516	-

Total liabilities	$18,784,700	$17,578,049	$1,206,651	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the
Consolidated
Condensed Schedules of Investments as of September

30, 2024 and December 31, 2023, respectively.

6.	Investment in the Funds:
On June 1, 2011, the Partnership allocated a portion of its assets to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-  Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. Transtrend generally trades its Enhanced Risk Profile (US Dollar) using 1.5 times the leverage employed by the Standard Risk Profile. The General Partner is also the Trading Manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be members of Transtrend Master. The Trading Manager and Transtrend believe that trading through this structure promotes efficiency and economy in the trading process.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2024.
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
As of September

30, 2024, the Partnership owned 100.0% of Transtrend Master, approximately 67.3% of NL Master and approximately 57.6% of Drakewood Master. At December

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
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$61,444,631	$893,871	$60,550,760
NL Master	26,279,262	2,533,918	23,745,344
Drakewood Master	53,236,831	3,653,607	49,583,224

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$73,151,633	$4,405,702	$68,745,931
NL Master	40,864,449	126,823	40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$232,425	$(8,547,178)	$(8,314,753)
NL Master	260,366	(3,061,068)	(2,800,702)
Drakewood Master	327,601	887,801	1,215,402

	For the nine months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(110,507)	$4,829,239	$4,718,732
NL Master	1,084,910	(9,047,397)	(7,962,487)
Drakewood Master	1,010,899	572,411	1,583,310

	For the three months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$409,976	$(183,946)	$226,030
NL Master	490,050	(1,810,673)	(1,320,623)
Drakewood Master	376,530	(414,050)	(37,520)

	For the nine months ended September 30, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$480,013	$9,633,035	$10,113,048
NL Master	1,294,937	(5,302,980)	(4,008,043)
Drakewood Master	1,018,482	(2,157,325)	(1,138,843)

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	September 30, 2024		For the three months ended September 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	21.06%	$60,550,760	$(7,968,626)	$182,741	$18,625	$144,760	$-	$(8,314,752)	Commodity Portfolio	Monthly
NL Master	5.57%	16,025,843	(1,933,657)	21,042	11,524	-	-	(1,966,223)	Commodity Portfolio	Monthly
Drakewood Master	9.97%	28,650,630	781,180	70,650	10,241	-	-	700,289	Commodity Portfolio	Monthly

Total		$105,227,233	$(9,121,103)	$274,433	$40,390	$144,760	$-	$(9,580,686)

	September 30, 2024		For the nine months ended September 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	21.06%	$60,550,760	$6,755,652	$497,052	$55,874	$470,837	$1,013,156	$4,718,733	Commodity Portfolio	Monthly
NL Master	5.57%	16,025,843	(5,504,515)	55,078	35,035	-	-	(5,594,628)	Commodity Portfolio	Monthly
Drakewood Master	9.97%	28,650,630	1,165,693	161,409	31,762	-	-	972,522	Commodity Portfolio	Monthly

Total		$105,227,233	$2,416,830	$713,539	$122,671	$470,837	$1,013,156	$96,627

	December 31, 2023		For the three months ended September 30, 2023
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	20.88%	$68,745,931	$497,310	$92,247	$17,950	$161,083	$-	$226,030	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(928,770)	15,176	11,650	-	-	(955,596)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	31,462	49,178	10,642	-	-	(28,358)	Commodity Portfolio	Monthly

Total		$127,934,503	$(399,998)	$156,601	$40,242	$161,083	$-	$(757,924)

	December 31, 2023		For the nine months ended September 30, 2023
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	20.88%	$68,745,931	$11,381,655	$334,524	$53,919	$476,298	$403,868	$10,113,046	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(2,821,262)	43,640	34,998	-	-	(2,899,900)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(511,490)	138,108	33,445	-	-	(683,043)	Commodity Portfolio	Monthly

Total		$127,934,503	$8,048,903	$516,272	$122,362	$476,298	$403,868	$6,530,103

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.4% to 4.8% of the Partnership’s/Funds’ contracts are traded OTC.
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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2024.

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

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. The Partnership’s primary need for capital resources is for Futures Interests trading.

For the nine months ended September 30, 2024, the Partnership’s capital decreased 12.6% from $329,200,714 to $287,577,264. This decrease was attributable to redemptions of 11,110.3150 Class A limited partner Redeemable Units totaling $38,307,824, redemptions of 375.6590 Class Z limited partner Redeemable Units totaling $544,337, redemptions of 203.1170 Class Z General Partner Redeemable Units totaling $300,430 and a net loss of $5,465,539, which was partially offset by subscriptions of 872.9890 Class A limited partner Redeemable Units totaling $2,981,680 and subscriptions of 8.7890 Class Z limited partner Redeemable Units totaling $13,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Consolidated Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2024, the net asset value per Redeemable Unit for Class A decreased 7.0% from $3,517.65 to $3,271.25, as compared to a decrease of 1.7% in the third quarter of 2023. During the Partnership’s third quarter of 2024, the net asset value per Redeemable Unit for Class Z decreased 6.8% from $1,479.10 to $1,378.08, as compared to a decrease of 1.5% in the third quarter of 2023. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2024 of $22,854,942. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock and metals and were partially offset by gains in U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2023 of $7,181,231. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, indices, non-U.S. interest rates and metals and were partially offset by gains in energy, livestock, U.S. interest rates and softs.

During the third quarter, the Partnership’s most notable losses for the quarter were incurred within the currencies during July and August from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen surged higher as the Bank of Japan raised interest rates. Additional currency losses were experienced from trading in European cross rate positions during July. In the energies, losses were recorded from long positions in crude oil futures throughout the quarter as oil prices steadily declined amid high global inventories and concerns a slowdown in the global economy would limit energy demand. Losses in the global stock index sector were experienced primarily during August from long positions in Asian, European, and U.S. equity index futures as stock prices dropped early in the month after the Bank of Japan raised interest rates and a broad sell-off in technology stocks occurred. In the agricultural complex, losses were incurred during September from short positions in soybean, wheat, and corn futures as grain prices reversed higher amid a wave of global buying. Additional losses in the agricultural markets were recorded during August from long positions in live cattle futures. In the metals markets, losses were experienced during July from long positions in copper futures as prices declined amid a slowdown in industrial purchasing from China. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the global fixed income sector during September from long positions in U.S., Canadian, and European fixed income futures as interest rate yields across the globe fell and prices rose amid speculation central banks would be aggressive in rate cuts going into year-end. Additional gains were recorded July and September from long positions in shipping freight futures as prices rallied amid concerns growing tensions in the Middle East would disrupt key trade routes.

During the Partnership’s nine months ended September 30, 2024, the net asset value per Redeemable Unit for Class A decreased 2.2% from $3,346.39 to $3,271.25, as compared to a decrease of 0.3% during the nine months ended September 30, 2023. During the Partnership’s nine months ended September 30, 2024, the net asset value per Redeemable Unit for Class Z decreased 1.7% from $1,401.81 to $1,378.08, as compared to an increase of 0.3% during the nine months ended September 30, 2023. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2024 of $5,780,823. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates and livestock and were partially offset by gains in indices, metals, U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2023 of $992,442. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies, indices, livestock and softs.

During the first nine months of the year, the Partnership’s largest losses were incurred within the energy markets during much of the second and third quarters from long positions in crude oil futures as prices declined steadily amid high global inventories and concerns a slowdown in the global economy would limit energy demand. Further losses in the energies were experienced during June from long positions in European electrical power futures and during September from short positions in global natural gas futures. Losses in the currencies were primarily experienced during the second quarter from long positions in the Mexican peso as the value of peso reversed lower after proposed government reform spooked investors. Additional losses were incurred in the global fixed income sector during January and February from long positions in European fixed income futures amid a murky outlook regarding central bank actions in battling inflation. Further losses were experienced within the global fixed income futures markets from short positions in European fixed income futures during April and June. A portion of the Partnership’s overall losses for the first nine months of the year was offset by gains were achieved within the agricultural markets during the first four months of the year from long positions in cocoa futures as cocoa prices surged to record highs amid concerns extremely hot weather in key West African growing regions would severely damage crops. Further gains in the agriculturals were recorded from long positions in coffee futures throughout much of the first three quarters of the year. Gains were also achieved throughout the first nine months of the year from long positions in shipping freight index futures as turmoil and attacks on shipping tankers in the Red Sea pushed prices higher. Gains within the global stock index sector were achieved during each month of the first quarter from long positions in Asian, European, and U.S. equity index futures as the outlook for global central banks, most notably the Fed, to be aggressive in cutting interest rates in 2024 spurred investor demand for stock buying. In the metals, gains were experienced during March, April, and May from long positions in gold and silver futures as easing inflationary pressures boosted demand for precious metals.

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

As of September 30, 2024, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2024 decreased by $830,660 and $606,066, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2024 decreased by $11,254 and $88,238, respectively, as compared to the corresponding periods in 2023. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and nine months ended September 30, 2024 decreased by $131,674 and $296,580, respectively, as compared to the corresponding periods in 2023. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2024 decreased by $61,569 and $3,492, respectively, as compared to the corresponding periods in 2023. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2024 decreased by $133,918 and $302,324, respectively, as compared to the corresponding periods in 2023. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2024 resulted in incentive fees of $0 and $1,013,156. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $0 and $172,212. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2024 and June 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)
Transtrend	$60,550,462	21%	$77,089,682	24%
Northlander	$16,025,947	6%	$23,812,557	7%
Drakewood	$28,650,630	10%	$29,183,666	9%
JSCL	$70,128,963	24%	$105,885,596	32%
Quantica	$49,636,942	17%	$49,211,831	15%
Breakout	$20,436,363	7%	$25,641,077	8%
Opus	$22,972,165	8%	$-	0%
Unallocated	$19,175,792	7%	$15,863,946	5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica, Breakout and Opus directly trade managed accounts in the name of the Partnership. As of September 30, 2024, Transtrend, Northlander and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica, Breakout and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the Partnership’s total capitalization was $287,577,264.

September 30, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,720,407	1.99%
Energy	9,797,458	3.41
Grains	3,623,520	1.26
Indices	8,867,800	3.08
Interest Rates U.S.	6,029,764	2.10
Interest Rates Non-U.S.	5,866,501	2.04
Livestock	909,757	0.32
Metals	7,531,807	2.62
Softs	2,990,478	1.04

Total	$51,337,492	17.86%

As of December 31, 2023, the Partnership’s total capitalization was $329,200,714.

December 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,417,014	2.56%
Energy	20,046,438	6.09
Grains	5,169,656	1.57
Indices	14,118,622	4.29
Interest Rates U.S.	3,341,889	1.02
Interest Rates Non-U.S.	5,382,386	1.63
Livestock	669,653	0.20
Metals	9,288,466	2.82
Softs	2,654,922	0.81

Total	$69,089,046	20.99%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended September 30, 2024 and the twelve months ended December 31, 2023, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$ 1,501,212	0.52%	$ 5,906,349	$ 1,235,256	$ 2,787,382
Energy	5,025,120	1.75	9,490,011	4,845,552	6,884,912
Grains	1,930,414	0.67	3,052,380	1,484,736	2,300,836
Indices	4,754,417	1.65	9,068,398	3,729,476	5,681,254
Interest Rates U.S.	3,711,062	1.29	3,711,460	912,707	2,289,269
Interest Rates Non-U.S.	3,353,767	1.17	3,407,293	2,214,434	2,880,071
Livestock	567,189	0.20	863,858	490,381	659,887
Metals	1,785,613	0.62	3,251,174	1,498,045	2,246,804
Softs	1,851,014	0.64	2,690,006	1,319,808	1,943,175

Total	$ 24,479,808	8.51%

*	Average of daily Values at Risk.

At December 31, 2023, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$ 3,685,615	1.12%	$ 9,642,187	$ 3,145,564	$ 5,387,331
Energy	16,471,138	5.00	17,355,253	4,908,703	9,738,993
Grains	1,761,099	0.53	4,524,557	1,276,438	2,559,094
Indices	10,022,931	3.04	19,578,791	3,769,917	8,061,401
Interest Rates U.S.	1,779,309	0.54	5,873,265	373,928	2,414,140
Interest Rates Non-U.S.	2,460,006	0.75	6,606,019	1,029,342	2,929,148
Livestock	269,170	0.08	1,044,560	156,478	651,607
Metals	4,634,724	1.41	8,601,091	1,558,883	4,065,094
Softs	1,443,017	0.44	4,281,104	1,353,582	2,083,574

Total	$ 42,527,009	12.91%

*	Annual average of daily Values at Risk.

At September 30, 2024, Transtrend Master’s total capitalization was $60,550,760 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2024, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,171,713	6.89%	$11,495,430	$3,731,646	$7,301,812
Energy	2,211,020	3.65	2,211,020	1,064,530	1,543,312
Grains	1,693,106	2.80	2,801,047	1,693,106	2,279,319
Indices	4,113,383	6.79	4,808,032	3,080,463	4,009,397
Interest Rates U.S.	2,318,702	3.83	2,376,606	744,179	1,419,123
Interest Rates Non-U.S.	2,512,734	4.15	2,584,116	1,730,704	2,189,076
Livestock	342,568	0.57	342,568	80,075	237,135
Metals	1,634,951	2.70	1,640,189	1,179,103	1,382,029
Softs	1,139,464	1.88	1,622,665	1,008,643	1,272,210

Total	$20,137,641	33.26%

*	Average of daily Values at Risk.

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

At September 30, 2024, NL Master’s total capitalization was $23,745,344 and the Partnership owned approximately 67.3% of NL Master. As of September 30, 2024, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$ 3,805,821	16.03%	$ 4,072,518	$ 3,129,141	$ 3,519,758

Total	$ 3,805,821	16.03%

* Average of daily Values at Risk.

At December 31, 2023, NL Master’s total capitalization was $40,737,626 and the Partnership owned approximately 71.7% of NL Master. As of December 31, 2023, NL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Northlander for trading) was as follows:

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$ 2,277,059	5.59%	$ 4,647,914	$ 832,520	$ 2,281,544

Total	$ 2,277,059	5.59%

* Annual average of daily Values at Risk.

At September 30, 2024, Drakewood Master’s total capitalization was $49,583,224 and the Partnership owned approximately 57.6% of Drakewood Master. As of September 30, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$82,434	0.17%	$204,050	$50,859	$101,271
Metals	7,137,575	14.40	8,403,488	5,820,049	7,023,254

Total	$7,220,009	14.57%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Company’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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
filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.
Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled
In Re: Interest Rate Swaps Antitrust Litigation
. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in
Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al.
filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents contained material misrepresentations and did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.
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

An affiliate of the Company is eng
agin
g with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled
Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al.,
alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint. On September 16, 2024, the joint motion to dismiss was granted, and the complaint was dismissed without prejudice. On October 15, 2024, the Company reached an agreement in principle to settle the U.S. litigation.
Settled Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.
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
A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.
In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.
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
.” in the Partnership’s Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2024 and June 30, 2024, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended September 30, 2024, there were subscriptions of 729.6200 Class A Redeemable Units totaling $2,455,500 and subscriptions of 8.7890 Class Z Redeemable Units totaling $13,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	2,771.9070	$3,414.69	298.8760	$1,436.71	N/A	N/A
August 1, 2024 - August 31, 2024	2,051.9970	$3,270.19	N/A	N/A	N/A	N/A
September 1, 2024 - September 30, 2024	739.0520	$3,271.25	22.2920	$1,378.08	N/A	N/A
	5,562.9560	$3,342.33	321.1680	$1,432.64

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by the directors and officers of the General Partner.

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

Date: November 12, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.