Form 10-K
period 2024-12-31
CERES ORION L.P.
filed 2025-03-20
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from

to

Commission File Number
0-50271
CERES ORION L.P.

(Exact name of registrant as specified in its charter)

New York	22-3644546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
1585 Broadway
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
of the Exchange Act).
Yes

No
X
Limited Partnership Redeemable Units with an aggregate value of $323,202,260 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2025, 80,815.7468 Limited Partnership Class A Redeemable Units were outstanding and 2,351.6552 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2024, 2023 and 2022 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Consolidated Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below) and Drakewood Master (as defined below) and was the trading manager of NL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of December 31, 2024, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as commodity trading advisor to the Partnership. Effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout, Northlander, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

Prior to its termination effective December 31, 2024, Breakout directly traded a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program. The General Partner and Breakout had agreed that Breakout would trade the Partnership’s assets allocated to Breakout at 1.0 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions.

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

During the years ended December 31, 2024, 2023 and 2022, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

The Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Drakewood Master Fund LLC (“Drakewood Master”) has, and prior to its full redemption, NL Master had, entered into futures brokerage account agreements with MS&Co. Transtrend Master and Drakewood Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, NL Master.

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

On April 1, 2019, the Partnership allocated a portion of its assets to NL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master permitted accounts managed by Northlander using Northlander’s Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner was also the trading manager of NL Master. On December 31, 2024, the Partnership fully redeemed its investment from NL Master.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2024.

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

For the period January 1, 2024 through December 31, 2024, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2024, the Partnership owned 100.0% of Transtrend Master and approximately 58.7% of Drakewood Master. At December 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 71.7% of NL Master and approximately 64.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

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

Effective May 1, 2022, Drakewood receives a monthly management fee equal to 1.5% per year of the month-end net assets allocated to Drakewood. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end net assets allocated to Quantica. To the extent that the month-end net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end net assets allocated to Quantica. Effective July 1, 2024, the Partnership pays Opus a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Opus. Effective February 1, 2019, JSCL receives a monthly management fee of 1.35% per year of month-end net assets allocated to JSCL. To the extent that the month-end net assets allocated to JSCL are less than $80 million, JSCL will receive a monthly management fee equal to 1.5% per year of month-end net assets allocated to JSCL. From July 1, 2021 until its termination on December 31, 2024, Breakout received a monthly management fee equal to 1% per year of month-end net assets allocated to Breakout. From April 1, 2019 until its termination December 31, 2024, Northlander received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Northlander. From February 1, 2020 until its termination on October 31, 2022, Pan received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Pan. Prior to its termination on January 31, 2022, Greenwave received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Greenwave. Month-end net assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

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

The Partnership is obligated to pay Quantica and Drakewood an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica and Drakewood, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay Opus an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Opus for the Partnership during each calendar year. The Partnership is obligated to pay JSCL an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL for the Partnership during each calendar quarter. To the extent that the month-end net assets allocated to JSCL are less than $80 million, the Partnership will be obligated to pay JSCL an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL for the Partnership during each calendar quarter. Prior to their termination effective December 31, 2024, Breakout was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Breakout, for the Partnership during each calendar quarter. Prior to its termination effective December 31, 2024, Northlander was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Northlander for the Partnership. Prior to their respective terminations effective October 31, 2022 and January 31, 2022, Pan and Greenwave were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Pan and Greenwave, for the Partnership during each calendar quarter. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2024 and 2023, the amount of cash held by the Partnership for margin requirements was $45,609,297 and $64,815,574, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a

Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2025, unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result there of by 12).

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2024 was $276,255,829.

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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership/Funds to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
Item 1C.
Cyber Security
.
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
The cybersecurity processes are designed to help oversee, identify and mitigate risks associated with Morgan Stanley’s use of third-party vendors. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors. Prior to engaging third-party vendors to provide services, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to Morgan Stanley. Once on-boarded,
third-party vendors’ cybersecurity programs are subject to risk-based oversight
, which may include security questionnaires, submission of independent security audit reports or an audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk, are subject to review, challenge and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants have appealed.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. The Firm and other defendants have reached an agreement in principle to settle the U.S. litigation.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint sought, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, inter alia, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2025 was 2,139 for Class A Redeemable Units and 36 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2024 or 2023. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2024, there were subscriptions of 1,340.4160 Redeemable Units of Class A totaling $4,501,680 and 151.3150 Redeemable Units of Class Z totaling $204,425. For the twelve months ended December 31, 2023, there were subscriptions of 3,537.2660 Redeemable Units of Class A totaling $12,751,279 and 329.3770 Redeemable Units of Class Z totaling $495,000. For the twelve months ended December 31, 2022, there were subscriptions of 5,048.2520 Redeemable Units of Class A totaling $18,407,264 and 1,419.3580 Redeemable Units of Class Z totaling $2,155,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	1,283.6520	$3,164.70	N/A	N/A	N/A	N/A
November 1, 2024 - November 30, 2024	1,086.7540	$3,230.50	N/A	N/A	N/A	N/A
December 1, 2024 - December 31, 2024	517.2200	$3,236.88	291.9180	$1,366.17	N/A	N/A
	2,887.6260	$3,202.39	291.9180	$1,366.17

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

The programs traded by each Advisor on behalf of the Partnership are: Opus - Opus Advanced Ag Program; Drakewood – Drakewood Prospect Fund Strategy; Breakout – an enhanced version of Breakout’s Propeller Program; Quantica – Quantica Managed Futures Program; Transtrend – Diversified Trend Program – Enhanced Risk Portfolio (US Dollar); Northlander – Northlander Commodity Program; JSCL – Systematic Strategy Program; prior to its termination effective October 31, 2022, Pan – Energy Trading Program; prior to its termination effective January 31, 2022, Greenwave – an enhanced version of the Flagship Plus 2X Program. As of December 31, 2024 and September 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)
Transtrend	$64,846,007	23%	$60,550,462	21%
Northlander	$9,309,874	3%	$16,025,947	6%
Drakewood	$24,935,234	9%	$28,650,630	10%
JSCL	$71,264,344	26%	$70,128,963	24%
Quantica	$47,553,672	17%	$49,636,942	17%
Breakout	$13,163,883	5%	$20,436,363	7%
Opus	$24,185,894	9%	$22,972,165	8%
Unallocated	$20,996,921	8%	$19,175,792	7%

Opus Futures, LLC

Opus trades the Partnership’s assets allocated to it directly pursuant to Opus’ Advanced Ag Program (the “Program”). The General Partner and Opus have agreed that Opus will trade the Partnership’s assets allocated to Opus at 1.5 times the amount of the assets allocated. The Program is a fundamental discretionary strategy primarily focused on agricultural commodities, specifically grains, oilseeds, and livestock. Opus takes a medium-to-long term outlook, typically holding trades for several weeks up to several months, depending on the opportunity set.

Opus only trades on liquid North American exchanges, using both futures and options on futures to express ideas using directional positions and, occasionally, using spread trades, such as inter-commodity and calendar spreads. Typically trades focus on ‘old crop vs, new crop’, weather and cyclical seasonality. Fundamental analysis is used in forecasting U.S. and world supply and demand tables, monitoring U.S. and world weather, studying domestic and international freight values, and tracking underlying cash values associated with agriculture futures markets.

The portfolio is intentionally concentrated on a limited number of grains and livestock markets. Position and risk management are at the trader’s discretion, meaning there were no hard-coded portfolio or position stop-outs.

Breakout Funds, LLC

The portion of the Partnership’s assets that were allocated to Breakout were traded directly in a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program.

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

Northlander Commodity Advisors LLP

The portion of the Partnership’s assets that were allocated to Northlander for trading were not invested in commodity interests directly. Northlander’s allocation of the Partnership’s assets was invested in NL Master. Northlander trades the Partnership’s assets allocated to it pursuant to its Northlander Commodity Program. The Northlander Commodity Program was a commodity focused trading program which invested in energy products globally, but with an emphasis on European power, European gas, European emissions, and international coal markets. The program was an absolute return strategy which seeks to identify value in mispriced markets through careful fundamental analysis by focusing on market dynamics and market structure and then expressing its thesis through its proprietary portfolio construction and risk management procedures.

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

For the period January 1, 2024 through December 31, 2024, the average allocation by commodity market sector for each of the Funds was as follows:

Transtrend Master

Currencies	31.0%
Energy	7.6%
Grains	11.0%
Indices	18.6%
Interest Rates U.S.	6.0%
Interest Rates Non-U.S.	11.3%
Livestock	1.8%
Metals	6.2%
Softs	6.5%

NL Master

Energy	100.0%

Drakewood Master

Currencies	1.8%
Metals	98.2%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2024.

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

From January 1, 2024 through December 31, 2024, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.3% to 13.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2024, 13,997.9410 limited partner Redeemable Units of Class A were redeemed totaling $47,555,135, 667.5770 limited partner Redeemable Units of Class Z were redeemed totaling $943,147 and 404.4100 General Partner Redeemable Units of Class Z were redeemed totaling $575,430. For the year ended December 31, 2023, 10,668.0200 limited partner Redeemable Units of Class A were redeemed totaling $37,489,122, 1,047.3910 limited partner Redeemable Units of Class Z were redeemed totaling $1,566,196 and 178.3530 General Partner Redeemable Units of Class Z were redeemed totaling $250,016. For the year ended December 31, 2022, 11,595.8130 limited partner Redeemable Units of Class A were redeemed totaling $42,915,882, 1,143.3990 limited partner Redeemable Units of Class Z were redeemed totaling $1,579,926 and 332.3780 General Partner Redeemable Units of Class Z were redeemed totaling $500,000.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2024, there were subscriptions of 1,340.4160 limited partner Redeemable Units of Class A totaling $4,501,680 and 151.3150 limited partner Redeemable Units of Class Z totaling $204,425. For the year ended December 31, 2023, there were subscriptions of 3,537.2660 limited partner Redeemable Units of Class A totaling $12,751,279 and 329.3770 limited partner Redeemable Units of Class Z totaling $495,000. For the year ended December 31, 2022, there were subscriptions of 5,048.2520 limited partner Redeemable Units of Class A totaling $18,407,264 and 1,419.3580 limited partner Redeemable Units of Class Z totaling $2,155,000.

(c) Results of Operations.

For the year ended December 31, 2024, the net asset value per Redeemable Unit for Class A decreased 3.3% from $3,346.39 to $3,236.88. For the year ended December 31, 2024, the net asset value per Redeemable Unit for Class Z decreased 2.5% from $1,401.81 to $1,366.17. For the year ended December 31, 2023, the net asset value per Redeemable Unit for Class A decreased 7.5% from $3,618.20 to $3,346.39. For the year ended December 31, 2023, the net asset value per Redeemable Unit for Class Z decreased 6.8% from $1,504.31 to $1,401.81. For the year ended December 31, 2022, the net asset value per Redeemable Unit for Class A increased 12.4% from $3,219.06 to $3,618.20. For the year ended December 31, 2022, the net asset value per Redeemable Unit for Class Z increased 13.3% from $1,328.23 to $1,504.31.

The Partnership experienced a net trading loss of $8,792,019 before fees and expenses in 2024. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, livestock, metals and non-U.S. interest rates and were partially offset by gains in indices, U.S. interest rates and softs.

During the first quarter of 2024, the Partnership’s largest gains were achieved within the agricultural markets from long positions in cocoa futures as prices surged higher during each month of the first quarter amid concerns extremely hot weather in key West African growing regions would damage crops. Gains within the global stock index sector were also achieved during each month of the first quarter from long positions in Asian, European, and U.S. equity index futures amid an outlook for global central banks to be aggressive in cutting interest rates. Additional gains for the first quarter were achieved within the currency sector during January, February and March primarily from short positions in the Japanese yen versus the U.S. dollar as the dollar strengthened relative to the yen. In the energies, gains were recorded throughout the first quarter from long positions in Brent crude oil futures as oil prices moved higher amid strengthening demand and on concerns mounting geopolitical tensions could curtail oil production. Gains were also achieved throughout the first quarter from long positions in shipping freight index futures as attacks on shipping tankers in the Red Sea pushed prices higher. A portion of the Partnership’s overall gains for the first quarter was offset by losses incurred within the global fixed income sector primarily during January and February from long positions in European fixed income futures amid a murky outlook on Eurozone central bank actions to battle inflation.

During the second quarter of 2024, the Partnership’s largest losses were recorded in the energies from long positions in crude oil futures and its refined products during April, May, and June as prices reversed lower amid data indicating growing inventories. In the global stock index markets, losses were recorded during April from long positions in U.S., Asian, and European stock index futures amid a “risk-off” move by investors. Losses in the agriculturals were also experienced in the second quarter from short positions in wheat futures during April and June as prices advanced amid high demand for U.S. grain exports. Further losses were experienced within the global fixed income markets from short positions in European fixed income futures during April and June and from short positions in U.S. Treasury bond and Treasury note futures during May and June. In currencies, losses were incurred primarily during June from long positions in the Mexican peso as the value of peso dropped after proposed government reform’s spooked investors. A portion of the losses for the second quarter was offset by gains achieved within the metals sector during April and May from long positions in copper futures as prices rallied amid speculation of Chinese stimulus measures. Additional gains were experienced during April from long positions in global shipping freight index futures as continued attacks on tankers in the Red Sea boosted prices.

During the third quarter of 2024, the Partnership’s most notable losses were incurred within the currency sector during July and August from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen surged higher as the Bank of Japan raised interest rates. In the energies, losses were recorded from long positions in crude oil futures throughout the quarter as oil prices steadily declined amid high global inventories. Losses in the global stock index sector were experienced primarily during August from long positions in Asian, European, and U.S. equity index futures as stock prices dropped amid a sell-off in technology stocks. In the agricultural complex, losses were incurred during September from short positions in soybean, wheat, and corn futures as grain prices reversed higher amid a wave of global buying. In the metals, losses were experienced during July from long positions in copper futures as prices declined. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the global fixed income sector during September from long positions in U.S., Canadian, and European fixed income futures as prices rose and interest rate yields across the globe fell. Additional gains were recorded in July and September from long positions in shipping freight futures as prices rallied amid concerns growing tensions in the Middle East would disrupt key trade routes.

During the fourth quarter 2024, the Partnership’s most significant losses were incurred during October from long positions in U.S., Canadian and European fixed income futures as persistent inflation cast doubt on future interest rate cuts by global central banks. In the energies, losses were recorded during November and December from short positions in European electrical power futures. Losses in the global stock index markets for the fourth quarter were incurred during October and December from long positions in U.S. equity index futures as investors pulled back from stock purchasing. Additional losses during the fourth quarter were recorded in November from long positions in gold futures. A portion of the Partnership’s losses for the fourth quarter was offset by gains achieved in currencies during December from short positions in the Canadian dollar and euro versus the U.S. dollar. Gains in the agricultural markets were recorded during November and December from long positions in cocoa futures as continued adverse weather threatened crops in Africa. Gains from long positions in global freight futures were also experienced throughout the fourth quarter.

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

The results of operations for the twelve months ended 2022 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2024 decreased by $1,080,153 and $1,686,219, respectively, as compared to the corresponding periods in 2023. The decrease in interest income is primarily due to lower interest rates during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2024 decreased by $184,323 and $272,561, respectively, as compared to the corresponding periods in 2023. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2024, as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and twelve months ended December 31, 2024 decreased by $128,849 and $425,429, respectively, as compared to the corresponding periods in 2023. The decrease in ongoing selling agent fees is primarily due to lower average adjusted net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2024 decreased by $240,156 and $243,648, respectively, as compared to the corresponding periods in 2023. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2024 decreased by $131,373 and $433,697, respectively, as compared to the corresponding periods in 2023. The decrease in the General Partner fee is due to lower average adjusted net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $165,306 and $1,178,462, respectively. Trading performance for the three and twelve months ended December 31, 2023 resulted in incentive fees of $0 and $172,212, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2024 and 2023 were $994,763 and $850,814, respectively.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. As of and for the year ended December 31, 2024, the Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master and Drakewood Master. As of and for the year ended December 31, 2023, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of NL Master and Drakewood Master. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2024, JSCL, Quantica, Breakout and Opus directly traded managed accounts in the name of the Partnership. Transtrend, Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica, Breakout and Opus, as applicable) and indirectly by each Fund separately as of December 31, 2024 and 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2024 and 2023. As of December 31, 2024, the Partnership’s total capitalization was $276,255,829.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,580,853	3.47%
Energy	6,737,403	2.44
Grains	4,691,569	1.70
Indices	7,972,540	2.89
Interest Rates U.S.	3,425,445	1.24
Interest Rates Non-U.S.	4,175,916	1.51
Livestock	1,676,071	0.61
Metals	7,628,132	2.76
Softs	3,427,044	1.24

Total	$49,314,973	17.86%

As of December 31, 2023, the Partnership’s total capitalization was $329,200,714.

December 31, 2023

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,417,014	2.56%
Energy	20,046,438	6.09
Grains	5,169,656	1.57
Indices	14,118,622	4.29
Interest Rates U.S.	3,341,889	1.02
Interest Rates Non-U.S.	5,382,386	1.63
Livestock	669,653	0.20
Metals	9,288,466	2.82
Softs	2,654,922	0.81

Total	$69,089,046	20.99%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2024 and 2023, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2024 and 2023, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,538,222	1.28%	$5,906,349	$1,235,256	$3,340,748
Energy	5,024,692	1.82	16,471,138	4,112,211	6,984,108
Grains	2,372,341	0.86	3,369,761	1,227,310	2,064,105
Indices	5,385,437	1.95	10,982,037	3,410,115	6,425,361
Interest Rates U.S.	2,232,780	0.81	4,159,563	912,707	2,367,314
Interest Rates Non-U.S.	2,273,366	0.82	3,407,293	1,312,185	2,339,506
Livestock	696,548	0.25	863,858	244,173	592,765
Metals	2,105,866	0.76	5,237,520	1,052,863	2,491,318
Softs	1,560,169	0.56	3,620,646	928,600	1,935,506

Total	$25,189,421	9.11%

*	Annual average of daily Values at Risk.

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,685,615	1.12%	$9,642,187	$3,145,564	$5,387,331
Energy	16,471,138	5.00	17,355,253	4,908,703	9,738,993
Grains	1,761,099	0.53	4,524,557	1,276,438	2,559,094
Indices	10,022,931	3.04	19,578,791	3,769,917	8,061,401
Interest Rates U.S.	1,779,309	0.54	5,873,265	373,928	2,414,140
Interest Rates Non-U.S.	2,460,006	0.75	6,606,019	1,029,342	2,929,148
Livestock	269,170	0.08	1,044,560	156,478	651,607
Metals	4,634,724	1.41	8,601,091	1,558,883	4,065,094
Softs	1,443,017	0.44	4,281,104	1,353,582	2,083,574

Total	$42,527,009	12.91%

*	Annual average of daily Values at Risk.

At December 31, 2024, Transtrend Master’s total capitalization was $64,846,307 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2024, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,020,096	9.28%	$11,495,430	$3,731,646	$6,726,733
Energy	1,712,711	2.64	2,768,692	221,450	1,611,431
Grains	2,319,228	3.58	3,788,403	671,194	2,379,264
Indices	2,587,103	3.99	5,614,611	2,242,760	3,984,858
Interest Rates U.S.	1,192,665	1.84	2,851,300	191,081	1,301,359
Interest Rates Non-U.S.	1,902,550	2.93	3,392,189	1,460,160	2,408,229
Livestock	979,523	1.51	979,523	80,075	367,249
Metals	1,537,540	2.37	1,640,189	782,875	1,281,369
Softs	1,866,875	2.88	1,866,875	942,578	1,361,640

Total	$20,118,291	31.02%

*	Annual average of daily Values at Risk.

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

At December 31, 2024, Drakewood Master’s total capitalization was $42,341,747 and the Partnership owned 58.7% of Drakewood Master. As of December 31, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$38,390	0.09%	$204,050	$-	$106,063
Metals	6,788,289	16.03	9,052,374	3,500,321	6,499,735

Total	$6,826,679	16.12%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership/Funds on December 31, 2024, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2024, the Partnership’s primary exposures were in the Nikkei 225 (Japan), DAX (Germany), S&P/TSX 60 (Canada), SPI 200 (Australia), CBOE VIX Volatility Index (U.S.), IBEX 35 (Spain), CAC 40 (France), SGX MSCI Singapore (Singapore), and Hang Seng (Hong Kong/China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major Asian, European, and North American indices, as well as in global emerging markets. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.

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

Commodities:

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, palm oil, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2024.

Metals. The Partnership’s primary metal market exposure as of December 31, 2024, was to fluctuations in the prices of industrial metals (such copper, iron, lead, nickel, tin, zinc, and aluminum) and precious metals (such as gold, silver, platinum, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and other supply/demand related factors. Coffee, cocoa, sugar, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2024.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to prices for European electric power, carbon emissions allowances, and coal, which can be driven by geopolitical events, climate related regulations, local government imposed regulations, weather related factors, availability of substitute power and fuel sources, and other supply/demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Freight and Shipping. The Partnership’s primary risk exposure in freight and shipping is to changes in the costs involved in the transportation of raw materials, as well as geopolitical events that may affect access to shipping routes.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2024.

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

Item 8.
Consolidated Financial Statements and Supplementary Data
.
CERES ORION L.P.
The following consolidated financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2024, 2023, and 2022; Consolidated Statements of Financial Condition at December 31, 2024 and 2023; Consolidated Condensed Schedules of Investments at December 31, 2024 and 2023; Consolidated Statements of Income and Expenses for the years ended December 31, 2024 and 2023; Statement of Income and Expenses for the year ended December 31, 2022; Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2024 and 2023; Statement of Changes in Partners’ Capital for the year ended December 31, 2022; and Notes to Consolidated Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

To the Limited Partners of
Ceres Orion L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Orion L.P.

Ceres Managed Futures LLC
1585 Broadway
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
The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2024 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Orion L.P.,
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Ceres Orion L.P. (the Partnership), including the consolidated condensed schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of income and expenses and changes in partners’ capital for each of the two years in the period ended December 31, 2024, and the statement of changes in partners’ capital for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Boston, MA
March 20, 2025

Ceres Orion L.P.
Consolidated Statements of Financial Condition
December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets:
Investment in the Funds (1) , at fair value (Note 6)	$24,935,235	$59,188,572
Redemptions receivable from the Funds	9,403,496	2,158,223

Equity in trading account:
Unrestricted cash (Note 3c)	190,226,056	208,419,594
Restricted cash (Note 3c)	45,609,297	64,815,574
Foreign cash (cost $3,347,538 and $2,604,289 at December 31, 2024 and 2023, respectively)	3,213,658	2,662,887
Net unrealized appreciation on open futures contracts	3,276,793	2,110,733
Net unrealized appreciation on open forward contracts	320,007	-
Options purchased, at fair value (premiums paid $4,411,329 and $683,600 at December 31, 2024 and 2023, respectively)	3,905,070	378,388

Total equity in trading account	246,550,881	278,387,176

Interest receivable (Note 3c)	698,631	923,536

Total assets	$281,588,243	$340,657,507

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$233,618
Options written, at fair value (premiums received $1,973,789 and $0 at December 31, 2024 and 2023, respectively)	2,005,080	-
Accrued expenses:
Ongoing selling agent fees (Note 3d and 3e)	170,277	207,655
Management fees (Note 3b)	223,127	299,507
General Partner fees (Note 3a)	174,451	212,433
Incentive fees	165,306	-
Professional fees	246,184	272,698
Redemptions payable to General Partner (Note 7)	275,000	250,017
Redemptions payable to Limited Partners (Note 7)	2,072,989	9,980,865

Total liabilities	5,332,414	11,456,793

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 2,155.6123 and 2,560.0223 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	2,944,939	3,588,668
Limited Partners, Class A, 83,376.4938 and 96,034.0188 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	269,879,571	321,367,518
Limited Partners, Class Z, 2,511.6262 and 3,027.8882 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	3,431,319	4,244,528

Total partners’ capital (net asset value)	276,255,829	329,200,714

Total liabilities and partners’ capital	$281,588,243	$340,657,507

Net asset value per Redeemable Unit:
Class A	$3,236.88	$3,346.39

Class Z	$1,366.17	$1,401.81

(1)
Defined in Note 1.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2024

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,646	$(780,433)	(0.28	) %
Energy	1,308	2,541,602	0.92
Grains	2,720	1,020,889	0.37
Indices	2,006	(2,309,267)	(0.83)
Interest Rates U.S.	1,036	31,200	0.01
Interest Rates Non-U.S.	5,729	(1,794,161)	(0.65)
Livestock	739	782,572	0.28
Metals	476	(1,464,791)	(0.53)
Softs	935	3,544,892	1.28

Total futures contracts purchased		1,572,503	0.57

Futures Contracts Sold
Currencies	4,179	4,429,485	1.60
Energy	1,257	(2,833,794)	(1.03)
Grains	3,849	(2,106,415)	(0.76)
Indices	846	125,460	0.05
Interest Rates U.S.	1,002	1,721,650	0.62
Interest Rates Non-U.S.	2,350	527,659	0.19
Livestock	133	(5,267)	(0.00	) *
Metals	1,087	1,294,802	0.47
Softs	1,034	(1,449,290)	(0.52)

Total futures contracts sold		1,704,290	0.62

Net unrealized appreciation on open futures contracts		$3,276,793	1.19%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,494,524	$301,960	0.11%
Metals	172	494,409	0.18

Total unrealized appreciation on open forward contracts		796,369	0.29

Unrealized Depreciation on Open Forward Contracts
Currencies	$15,207,817	$(96,955)	(0.03)
Metals	79	(379,407)	(0.14)

Total unrealized depreciation on open forward contracts		(476,362)	(0.17)

Net unrealized appreciation on open forward contracts		$320,007	0.12%

Options Purchased
Puts
Grains	1,860	$3,324,750	1.20%
Livestock	744	580,320	0.21

Total options purchased (premiums paid $4,411,329)		$3,905,070	1.41%

Options Written
Calls
Grains	930	(732,375)	(0.27	) %
Puts
Grains	1,860	(1,146,225)	(0.41)
Livestock	744	(126,480)	(0.05)

Total options written (premiums received $1,973,789)		$(2,005,080)	(0.73)%

Investment in the Funds
CMF Drakewood Master Fund LLC		$24,935,235	9.03%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022 (1)
Investment Income:
Interest income	$10,985,437	$10,444,442	$3,579,282
Interest income allocated from the Funds	1,997,899	4,225,113	1,582,011

Total investment income	12,983,336	14,669,555	5,161,293

Expenses:
Expenses allocated from the Funds	393,977	1,637,215	4,803,663
Clearing fees related to direct investments (Note 3c)	2,261,056	2,533,617	1,934,692
Ongoing selling agent fees (Notes 3d and 3e)	2,324,995	2,750,424	3,007,951
Management fees (Note 3b)	3,235,578	3,479,226	3,359,126
General Partner fees (Note 3a)	2,379,764	2,813,461	3,077,257
Incentive fees (Note 3b)	1,178,462	172,212	10,831,003
Professional fees	994,763	850,814	926,706

Total expenses	12,768,595	14,236,969	27,940,398

Net investment income (loss)	214,741	432,586	(22,779,105)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(724,825)	(26,368,556)	49,169,137
Net realized gains (losses) on closed contracts allocated from the Funds	(8,488,547)	3,189,998	18,021,474
Net change in unrealized gains (losses) on open contracts	1,294,869	(5,680,608)	(2,767,149)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(873,516)	661,367	3,956,139

Total trading results	(8,792,019)	(28,197,799)	68,379,601

Net income (loss)	$(8,577,278)	$(27,765,213)	$45,600,496

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(109.51)	$(271.81)	$399.14

Class Z	$(35.64)	$(102.50)	$176.08

Weighted average Redeemable Units outstanding:
Class A	89,801.2378	102,310.8158	107,989.8677

Class Z	5,348.8533	6,011.6022	6,390.2226

(1)	Not consolidated.

*	Represents the change in net asset value per Redeemable Unit.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2024, 2023 and 2022

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021 (1)	$353,170,511	109,712.3338	$8,687,519	6,540.6965	$361,858,030	116,253.0303
Subscriptions - Limited Partners	18,407,264	5,048.2520	2,155,000	1,419.3580	20,562,264	6,467.6100
Redemptions - General Partner	-	-	(500,000)	(332.3780)	(500,000)	(332.3780)
Redemptions - Limited Partners	(42,915,882)	(11,595.8130)	(1,579,926)	(1,143.3990)	(44,495,808)	(12,739.2120)
Net income (loss)	44,608,708	-	991,788	-	45,600,496	-

Partners’ Capital, December 31, 2022 (1)	373,270,601	103,164.7728	9,754,381	6,484.2775	383,024,982	109,649.0503
Subscriptions - Limited Partners	12,751,279	3,537.2660	495,000	329.3770	13,246,279	3,866.6430
Redemptions - General Partner	-	-	(250,016)	(178.3530)	(250,016)	(178.3530)
Redemptions - Limited Partners	(37,489,122)	(10,668.0200)	(1,566,196)	(1,047.3910)	(39,055,318)	(11,715.4110)
Net income (loss)	(27,165,240)	-	(599,973)	-	(27,765,213)	-

Partners’ Capital, December 31, 2023	321,367,518	96,034.0188	7,833,196	5,587.9105	329,200,714	101,621.9293
Subscriptions - Limited Partners	4,501,680	1,340.4160	204,425	151.3150	4,706,105	1,491.7310
Redemptions - General Partner	-	-	(575,430)	(404.4100)	(575,430)	(404.4100)
Redemptions - Limited Partners	(47,555,135)	(13,997.9410)	(943,147)	(667.5770)	(48,498,282)	(14,665.5180)
Net income (loss)	(8,434,492)	-	(142,786)	-	(8,577,278)	-

Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323

Net asset value per Redeemable Unit:

	Class A	Class Z
2022	$3,618.20	$1,504.31

2023	$3,346.39	$1,401.81

2024	$3,236.88	$1,366.17

(1)	Not consolidated.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below) and Drakewood Master (as defined below) and was the trading manager of NL Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of December 31, 2024, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”). Also effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2024, Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout, Northlander, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
Prior to its termination effective December 31, 2024, Breakout directly traded a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program. The General Partner and Breakout had agreed that Breakout would trade the Partnership’s assets allocated to Breakout at 1.0 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions.
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
The Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Drakewood Master Fund LLC (“Drakewood Master”) has, and prior to its full redemption, CMF NL Master Fund LLC (“NL Master”) had, entered into futures brokerage account agreements with MS&Co. Transtrend Master and Drakewood Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, NL Master.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2024, 2023 and 2022, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.
Consolidation/Partnership’s Investment in the Funds.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of December 31, 2024 and December 31, 2023, includes the portfolio holdings of Transtrend Master. The consolidated financial statements for the year ended December 31, 2024, for the period from October 1, 2023 to December 31, 2023 and as of December 31, 2023, include the accounts of the Partnership and Transtrend Master. All inter-company transactions and balances have been eliminated. As of and for the year ended December 31, 2024, the Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master and Drakewood Master. As of and for the year ended December 31, 2023, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of NL Master and Drakewood Master.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.

f.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $3,213,658 (cost of $3,347,538) and $2,662,887 (cost of $2,604,289) at December 31, 2024 and 2023, respectively.

g.
Income Taxes.
Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income
Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2021 through 2024
tax years remain subject to examination by U.S. federal and most state tax authorities.

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

j.
Segment Reporting.
During the year ended December 31, 2024, the Partnership adopted FASB Accounting Standards Update
No. 2023-07,
Segment Reporting (Topic 280): Improvements to
Reportable Segment Disclosures,
(ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the fund as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Consolidated Statements of Financial Condition and significant segment expenses are reported in the accompanying Consolidated Statements of Income and Expenses.

3.	Agreements:

a.	Limited Partnership Agreement:
The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) equal to 1/12 of 0.75% (0.75% per year) of month-end
net

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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
Effective May 1, 2022, Drakewood receives a monthly management fee equal to 1.5% per year of the month-end
net assets allocated to Drakewood. Effective October 1, 2020, Quantica receives a monthly management fee equal to 0.60% per year of month-end
net assets allocated to Quantica. To the extent that the
month-end
net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end
net assets allocated to Quantica. Effective July 1, 2024, the Partnership pays Opus a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets allocated to Opus. Effective February 1, 2019, JSCL receives a monthly management fee of 1.35% per year of month-end
net assets allocated to JSCL. To the extent that the
month-end
net assets allocated to JSCL are less than $80 million, JSCL will receive a monthly management fee equal to 1.5% per year of month-end
net assets allocated to JSCL. From July 1, 2021 until its termination on December 31, 2024, Breakout received a monthly management fee equal to 1% per year of month-end
net assets allocated to Breakout. From April 1, 2019 until its termination December 31, 2024, Northlander received a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Northlander. From February 1, 2020 until its termination on October 31, 2022, Pan received a monthly management fee equal to 1.25% per year of month-end
net assets allocated to Pan. Prior to its termination on January 31, 2022, Greenwave received a monthly management fee equal to 0.75% per year of month-end
net assets allocated to Greenwave.
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
The Partnership is obligated to pay Quantica and Drakewood an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Quantica and Drakewood, respectively, for the Partnership during each calendar year. The Partnership is obligated to pay Opus an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Opus for the Partnership during each calendar year. The Partnership is obligated to pay JSCL an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in its Management Agreement, earned by JSCL for the Partnership during each calendar quarter. To the extent that the month-end
net assets allocated to JSCL are less than $80 million, the Partnership will be obligated to pay JSCL an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by JSCL for the Partnership during each calendar quarter. Prior to their termination effective December 31, 2024, Breakout was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Breakout, for the Partnership during each calendar quarter. Prior to its termination effective December 31, 2024, Northlander was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Northlander for the Partnership. Prior to their respective terminations effective October 31,

Ceres Orion L.P.
Notes to Consolidated Financial Statements
2022 and January 31, 2022, Pan and Greenwave were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by Pan and Greenwave, for the Partnership during each calendar quarter. Effective January 1, 2021, Transtrend is eligible to receive an incentive fee equal to 16% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Prior to January 1, 2021, Transtrend was eligible to receive an incentive fee equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Transtrend Master and payable at the end of each calendar half year. Only the incentive fees paid by Transtrend Master for New Trading Profits, as defined in its Management Agreement, earned for the Partnership are allocated to the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up
and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2024 and 2023, the amount of cash held by the Partnership for margin requirements was $45,609,297 and $64,815,574, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2025, unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result there of by 12).
The General Partner fee, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

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
“Balance
Sheet,”
have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2024 and 2023, was 34,514 and 36,858, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2024 and 2023, was 194 and 130, respectively. The monthly average notional value of currency forward contracts traded during the years ended December 31, 2024 and 2023, were $79,140,169 and $62,512,591, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2024 and 2023, was 2,123 and 47, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2024 and 2023, respectively.

		Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$22,260,086	$(18,983,293)	$3,276,793	$-	$-	$3,276,793
Forwards	494,409	(382,035)	112,374	-	-	112,374

	22,754,495	(19,365,328)	3,389,167	-	-	3,389,167
JPMorgan
Forwards	301,960	(94,327)	207,633	-	-	207,633

Total assets	$23,056,455	$(19,459,655)	$3,596,800	$-	$-	$3,596,800

Liabilities
MS&Co.
Futures	$(18,983,293)	$18,983,293	$-	$-	$-	$-
Forwards	(382,035)	382,035	-	-	-	-

	(19,365,328)	19,365,328	-	-	-	-
JPMorgan
Forwards	(94,327)	94,327	-	-	-	-

Total liabilities	$(19,459,655)	$19,459,655	$-	$-	$-	$-

Net fair value						$3,596,800	*

		Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$20,433,917	$(18,323,184)	$2,110,733	$-	$-	$2,110,733
Forwards	143,453	(143,453)	-	-	-	-

	20,577,370	(18,466,637)	2,110,733	-	-	2,110,733
JPMorgan
Forwards	84,445	(84,445)	-	-	-	-

Total assets	$20,661,815	$(18,551,082)	$2,110,733	$-	$-	$2,110,733

Liabilities
MS&Co.
Futures	$(18,323,184)	$18,323,184	$-	$-	$-	$-
Forwards	(220,032)	143,453	(76,579)	-	76,579	-

	(18,543,216)	18,466,637	(76,579)	-	76,579	-
JPMorgan
Forwards	(241,484)	84,445	(157,039)	-	157,039	-

Total liabilities	$(18,784,700)	$18,551,082	$(233,618)	$-	$233,618	$-

Net fair value						$2,110,733	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2024 and 2023, respectively.

	December 31, 2024
Assets
Futures Contracts
Currencies	$5,256,659
Energy	3,307,704
Grains	1,944,120
Indices	669,398
Interest Rates U.S.	1,876,697
Interest Rates Non-U.S.	1,395,025
Livestock	1,102,352
Metals	1,454,502
Softs	5,253,629

Total unrealized appreciation on open futures contracts	22,260,086

Liabilities
Futures Contracts
Currencies	(1,607,607)
Energy	(3,599,896)
Grains	(3,029,646)
Indices	(2,853,205)
Interest Rates U.S.	(123,847)
Interest Rates Non-U.S.	(2,661,527)
Livestock	(325,047)
Metals	(1,624,491)
Softs	(3,158,027)

Total unrealized depreciation on open futures contracts	(18,983,293)

Net unrealized appreciation on open futures contracts	$3,276,793	*

Assets
Forward Contracts
Currencies	$301,960
Metals	494,409

Total unrealized appreciation on open forward contracts	796,369

Liabilities
Forward Contracts
Currencies	$(96,955)
Metals	(379,407)

Total unrealized depreciation on open forward contracts	(476,362)

Net unrealized appreciation on open forward contracts	$320,007	**

Assets
Options Purchased
Grains	$3,324,750
Livestock	580,320

Total options purchased	$3,905,070	***

Liabilities
Options Written
Grains	$(1,878,600)
Livestock	(126,480)

Total options written	$(2,005,080	) ****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statement of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

	December 31, 2023
Assets
Futures Contracts
Currencies	$2,230,318
Energy	5,124,815
Grains	1,948,710
Indices	2,984,970
Interest Rates U.S.	694,810
Interest Rates Non-U.S.	4,077,958
Livestock	409,457
Metals	787,206
Softs	2,175,673

Total unrealized appreciation on open futures contracts	20,433,917

Liabilities
Futures Contracts
Currencies	(2,443,078)
Energy	(5,055,385)
Grains	(1,728,159)
Indices	(2,362,769)
Interest Rates U.S.	(3,473,956)
Interest Rates Non-U.S.	(1,308,119)
Livestock	(215,713)
Metals	(1,026,513)
Softs	(709,492)

Total unrealized depreciation on open futures contracts	(18,323,184)

Net unrealized appreciation on open futures contracts	$2,110,733	*

Assets
Forward Contracts
Currencies	$85,262
Metals	142,636

Total unrealized appreciation on open forward contracts	227,898

Liabilities
Forward Contracts
Currencies	$(241,558)
Metals	(219,958)

Total unrealized depreciation on open forward contracts	(461,516)

Net unrealized depreciation on open forward contracts	$(233,618	) **

Assets
Options Purchased
Indices	$378,388

Total options purchased	$378,388	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statement of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2024, 2023 and 2022, respectively.

Sector	2024		2023		2022 (1)
Currencies	$(2,477,366)		$(1,703,015)		$5,276,897
Energy	(6,716,752)		(6,253,421)		37,139,771
Grains	(2,054,555)		(7,382,175)		(402,502)
Indices	4,106,135		2,434,250		8,271,988
Interest Rates U.S.	1,315,119		(11,544,347)		1,991,622
Interest Rates Non-U.S.	(10,575,833)		(5,456,020)		5,012,905
Livestock	(1,624,004)		46,128		(1,432,340)
Metals	1,316,608		(8,115,637)		(6,885,568)
Softs	17,280,692		5,925,073		(2,570,785)

Total	$570,044	*****	$(32,049,164	) *****	$46,401,988	*****

(1)	Not consolidated.
*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2024 and 2023, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$22,260,086	$21,975,821	$284,265	$-
Forwards	796,369	-	796,369	-
Options purchased	3,905,070	3,905,070	-	-

Total assets	$26,961,525	$25,880,891	$1,080,634	$-

Liabilities
Futures	$18,983,293	$18,347,493	$635,800	$-
Forwards	476,362	-	476,362	-
Options written	2,005,080	2,005,080	-	-

Total liabilities	$21,464,735	$20,352,573	$1,112,162	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,433,917	$18,914,817	$1,519,100	$-
Forwards	227,898	-	227,898	-
Options purchased	378,388	378,388	-	-

Total assets	$21,040,203	$19,293,205	$1,746,998	$-

Liabilities
Futures	$18,323,184	$17,578,049	$745,135	$-
Forwards	461,516	-	461,516	-

Total liabilities	$18,784,700	$17,578,049	$1,206,651	$-

The Investment in the Funds measured using the net asset value per share practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated and Condensed Schedules of Investments as of December 31, 2024 and 2023, respectively.

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
On April 1, 2019, the Partnership allocated a portion of its assets to NL Master, a limited liability company organized under the limited liability company laws of the State of Delaware. NL Master permitted accounts managed by Northlander using Northlander’s Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner was also the trading manager of NL Master. On December 31, 2024, the Partnership fully redeemed its investment from NL Master.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2024.
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
At December 31, 2024, the Partnership owned 100.0% of Transtrend Master and approximately 58.7% of Drakewood Master. At December 31, 2023, the Partnership owned 100.0% of Transtrend Master, approximately 71.7% of NL Master and approximately 64.5% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$65,390,517	$544,210	$64,846,307
NL Master	13,129,914	13,129,914	-
Drakewood Master	44,926,030	2,584,283	42,341,747

	December 31, 2023
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$73,151,633	$4,405,702	$68,745,931
NL Master	40,864,449	126,823	40,737,626
Drakewood Master	51,637,147	5,483,874	46,153,273

Ceres Orion L.P.
Notes to Consolidated Financial Statements
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended ended December 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$80,522	$6,642,699	$6,723,221
NL Master	1,232,984	(11,180,959)	(9,947,975)
Drakewood Master	1,252,603	(2,668,008)	(1,415,405)

	For the year ended ended December 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$829,087	$3,720,405	$4,549,492
NL Master	1,756,468	(5,536,966)	(3,780,498)
Drakewood Master	1,310,701	(2,850,943)	(1,540,242)

	For the year ended ended December 31, 2022
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(3,748,796)	$13,400,481	$9,651,685
NL Master	445,839	12,749,845	13,195,684
Drakewood Master (a)	296,516	(1,107,864)	(811,348)
(a)  From May 1, 2022,
commencement
of operations for Drakewood Master, through December 31, 2022.
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	December 31, 2024			For the twelve months ended December 31, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Transtrend Master	23.47%	$64,846,307	$9,042,616	$632,638	$73,249	$600,352	$1,013,156	$6,723,221	Commodity Portfolio	Monthly
NL Master	-%	-	(6,863,005)	76,359	46,347	-	-	(6,985,711)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	(501,159)	229,003	42,268	-	-	(772,430)	Commodity Portfolio	Monthly

Total		$89,781,542	$1,678,452	$938,000	$161,864	$600,352	$1,013,156	$(1,034,920)

	December 31, 2023			For the twelve months ended December 31, 2023
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional Fees	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees		Fees	Fee	(Loss)	Objective	Permitted
Transtrend Master	20.88%	$68,745,931	$6,124,166	$464,221	$71,868	$634,717	$403,868	$4,549,492	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(2,623,868)	63,633	46,581	-	-	(2,734,082)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(681,310)	214,515	43,878	-	-	(939,703)	Commodity Portfolio	Monthly

Total		$127,934,503	$2,818,988	$742,369	$162,327	$634,717	$403,868	$875,707

	December 31, 2022			For the twelve months ended December 31, 2022
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional Fees	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees		Fees	Fee	(Loss)	Objective	Permitted
Transtrend Master	18.56%	$71,102,465	$14,234,546	$485,285	$63,083	$696,881	$3,337,612	$9,651,685	Commodity Portfolio	Monthly
NL Master	8.47%	32,422,644	9,827,611	55,369	38,815	-	-	9,733,427	Commodity Portfolio	Monthly
Drakewood Master (a)	7.77%	29,751,951	(502,533)	78,847	47,771	-	-	(629,151)	Commodity Portfolio	Monthly

Total		$133,277,060	$23,559,624	$619,501	$149,669	$696,881	$3,337,612	$18,755,961

(a)	From May 1, 2022, commencement of operations for Drakewood Master, through December 31, 2022.

Ceres Orion L.P.
Notes to Consolidated Financial Statements

7.	Subscriptions, Distributions and Redemptions:
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

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31 were as follows:

	2024			2023		2022 (1)
	Class A		Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(111.21)		$(47.32)	$(275.30)	$(114.99)	$606.03	$244.50
Net investment income (loss)	1.70		11.68	3.49	12.49	(206.89)	(68.42)

Increase (decrease) for the year	(109.51)		(35.64)	(271.81)	(102.50)	399.14	176.08
Net asset value per Redeemable Unit, beginning of year	3,346.39		1,401.81	3,618.20	1,504.31	3,219.06	1,328.23

Net asset value per Redeemable Unit, end of year	$3,236.88		$1,366.17	$3,346.39	$1,401.81	$3,618.20	$1,504.31

	2024			2023		2022 (1)
	Class A		Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	0.0	%***	0.8%	0.1%	0.8%	(5.7)%	(4.4)%

Operating expense	3.7%		3.0%	3.7%	2.9%	3.5%	2.8%
Incentive fees	0.4%		0.4%	0.2%	0.2%	3.6%	3.1%

Total expenses	4.1%		3.4%	3.9%	3.1%	7.1%	5.9%

Total return:
Total return before incentive fees	(2.9)%		(2.2)%	(7.4)%	(6.7)%	16.4%	16.7%
Incentive fees	(0.4)%		(0.3)%	(0.1)%	(0.1)%	(4.0)%	(3.4)%

Total return after incentive fees	(3.3)%		(2.5)%	(7.5)%	(6.8)%	12.4%	13.3%

(1)	Not consolidated.

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds for the year ended 2022. Financial highlights for the years ended December 31, 2024 and 2023 were based on consolidated income and expenses.

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.3% to 13.4% of the Partnership’s/Funds’ contracts are traded OTC.
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s/Funds’ investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Funds and the performance of its investments or operations, and the ability of the Partnership/Funds to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements

Selected unaudited quarterly financial data for the years ended December 31, 2024 and 2023 are summarized below:
	For the period from October 1, 2024 to December 31, 2024	For the period from July 1, 2024 to September 30, 2024	For the period from April 1, 2024 to June 30, 2024	For the period from January 1, 2024 to March 31, 2024
Total investment income	$2,611,924	$3,188,407	$3,585,476	$3,597,529
Total expenses	(2,712,467)	(2,859,691)	(2,339,120)	(4,857,317)
Total trading results	(3,011,196)	(22,854,942)	(16,925,339)	33,999,458

Net income (loss)	$(3,111,739)	$(22,526,226)	$(15,678,983)	$32,739,670

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(34.37)	$(246.40)	$(167.91)	$339.17

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(11.91)	$(101.02)	$(67.69)	$144.98

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023 (1)	For the period from April 1, 2023 to June 30, 2023 (1)	For the period from January 1, 2023 to March 31, 2023 (1)
Total investment income	$3,692,077	$4,019,067	$3,704,499	$3,253,912
Total expenses	(3,212,702)	(3,384,430)	(3,876,516)	(3,763,321)
Total trading results	(27,205,357)	(7,181,231)	16,994,227	(10,805,438)

Net income (loss)	$(26,725,982)	$(6,546,594)	$16,822,210	$(11,314,847)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(260.90)	$(62.67)	$158.31	$(106.55)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(106.46)	$(23.31)	$68.82	$(41.55)

(1) Not consolidated.

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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

The report included in “Item 8.
Consolidated Financial Statements and Supplementary Data
.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by the directors and officers of the General Partner.

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
Patrick T. Egan
, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Management Inc., (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
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
Brooke Lambert
, age 41, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.
Victoria Eckstein,
age 43, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management,

an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal,
age 56, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
Risk for Investment Management to manage existing and emergent non-financial
risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Ms. Segal was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a
Co-Chair
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
Item 10.
Regulation
S-K
408(b)
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley has adopted insider trading policies and procedures applicable to its investment affiliates, including the General Partner, that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. Morgan Stanley’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2025, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2024:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	2,155.6123	46.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2024 and 2023 for the audit of the Partnership’s annual consolidated financial statements, review of consolidated financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2024 $220,559

2023 $215,555

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2024 and 2023 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2024 and 2023.

Consolidated Condensed Schedules of Investments at December 31, 2024 and 2023.

Consolidated Statements of Income and Expenses for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2024, 2023 and 2022. Notes to Consolidated Financial Statements.

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

10.15

Management Agreement among the Partnership , the General Partner and Quantica Capital AG (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 6, 2020 and incorporated herein by reference).

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

11.9

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Transtrend Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10- Q filed on August 10, 2017 and incorporated herein by reference).

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

19.1	Investment Management Insider Trading Policy (filed herewith).

99.1	Financial Statements of CMF TT II, LLC.

99.2	Financial Statements of CMF NL Master Fund LLC.

99.3	Financial Statements of CMF Drakewood Master Fund LLC.

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
Date: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2025	Date: March 20, 2025

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 20, 2025
Date: March 20, 2025

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.