Form 10-Q
period 2025-03-31
CERES ORION L.P.
filed 2025-05-09
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of April 30, 2025, 77,766.6138 Limited Partnership Class A Redeemable Units were outstanding and 2,306.5772 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of
Financial
Condition

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Investment in the Funds (1) , at fair value	$27,462,280	$24,935,235
Redemptions receivable from the Funds	1,078,040	9,403,496

Equity in trading account:
Unrestricted cash	179,254,824	190,226,056
Restricted cash	44,358,250	45,609,297
Foreign cash (cost $5,513,052 and $3,347,538 at March 31, 2025 and December 31, 2024, respectively)	5,530,170	3,213,658
Net unrealized appreciation on open futures contracts	5,492,668	3,276,793
Net unrealized appreciation on open forward contracts	24,940	320,007
Options purchased, at fair value (premiums paid $1,784,504 and $4,411,329 at March 31, 2025 and December 31, 2024, respectively)	1,230,694	3,905,070

Total equity in trading account	235,891,546	246,550,881

Interest receivable	646,610	698,631

Total assets	$265,078,476	$281,588,243

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $475,659 and $1,973,789 at March 31, 2025 and December 31, 2024, respectively)	$376,338	$2,005,080
Accrued expenses:
Ongoing selling agent fees	161,587	170,277
Management fees	218,598	223,127
General Partner fees	165,144	174,451
Incentive fees	-	165,306
Professional fees	264,386	246,184
Redemptions payable to General Partner	-	275,000
Redemptions payable to Limited Partners	3,312,888	2,072,989

Total liabilities	4,498,941	5,332,414

Partners’ Capital:
General Partner, Class Z, 2,155.6123 Redeemable Units outstanding at March 31, 2025 and December 31, 2024	2,906,258	2,944,939
Limited Partners, Class A, 79,822.3338 and 83,376.4938 Redeemable Units outstanding at March 31, 2025 and December 31, 2024, respectively	254,502,706	269,879,571
Limited Partners, Class Z, 2,351.6552 and 2,511.6262 Redeemable Units outstanding at March 31, 2025 and December 31, 2024, respectively	3,170,571	3,431,319

Total partners’ capital (net asset value)	260,579,535	276,255,829

Total liabilities and partners’ capital	$265,078,476	$281,588,243

Net asset value per Redeemable Unit:
Class A	$3,188.36	$3,236.88

Class Z	$1,348.23	$1,366.17

(1)	Defined in Note 1.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
March 31, 2025
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,788	$(233,372)	(0.09)%
Energy	1,377	2,789,729	1.07
Grains	3,541	(1,325,809)	(0.51)
Indices	2,728	(2,106,171)	(0.81)
Interest Rates U.S.	1,785	743,875	0.29
Interest Rates Non-U.S.	6,790	1,072,266	0.41
Livestock	727	844,357	0.32
Metals	896	3,003,458	1.15
Softs	1,060	(118,161)	(0.05)

Total futures contracts purchased		4,670,172	1.78

Futures Contracts Sold
Currencies	3,409	769,193	0.30
Energy	1,212	(1,533,587)	(0.59)
Grains	4,232	1,464,201	0.56
Indices	1,333	713,578	0.27
Interest Rates U.S.	675	(405,988)	(0.16)
Interest Rates Non-U.S.	2,396	194,561	0.07
Livestock	110	64,183	0.02
Metals	639	(1,552,154)	(0.60)
Softs	802	1,108,509	0.43

Total futures contracts sold		822,496	0.30

Net unrealized appreciation on open futures contracts		$5,492,668	2.08%

Unrealized Appreciation on Open Forward Contracts
Currencies	$11,424,548	$101,078	0.04%
Metals	102	448,620	0.17

Total unrealized appreciation on open forward contracts		549,698	0.21

Unrealized Depreciation on Open Forward Contracts
Currencies	$6,385,660	$(19,103)	(0.01)
Metals	199	(505,655)	(0.19)

Total unrealized depreciation on open forward contracts		(524,758)	(0.20)

Net unrealized appreciation on open forward contracts		$24,940	0.01%

Options Purchased
Puts
Grains	561	$746,831	0.29%
Calls
Grains	748	483,863	0.19

Total options purchased (premiums paid $1,784,504)		$1,230,694	0.48%

Options Written
Calls
Grains	374	(81,813)	(0.03)%
Puts
Grains	561	(294,525)	(0.11)

Total options written (premiums received $475,659)		$(376,338)	(0.14)%

Investment in the Funds
CMF Drakewood Master Fund LLC		$27,462,280	10.54%

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2024

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,646	$(780,433)	(0.28)%
Energy	1,308	2,541,602	0.92
Grains	2,720	1,020,889	0.37
Indices	2,006	(2,309,267)	(0.83)
Interest Rates U.S.	1,036	31,200	0.01
Interest Rates Non-U.S.	5,729	(1,794,161)	(0.65)
Livestock	739	782,572	0.28
Metals	476	(1,464,791)	(0.53)
Softs	935	3,544,892	1.28

Total futures contracts purchased		1,572,503	0.57

Futures Contracts Sold
Currencies	4,179	4,429,485	1.60
Energy	1,257	(2,833,794)	(1.03)
Grains	3,849	(2,106,415)	(0.76)
Indices	846	125,460	0.05
Interest Rates U.S.	1,002	1,721,650	0.62
Interest Rates Non-U.S.	2,350	527,659	0.19
Livestock	133	(5,267)	(0.00)	*
Metals	1,087	1,294,802	0.47
Softs	1,034	(1,449,290)	(0.52)

Total futures contracts sold		1,704,290	0.62

Net unrealized appreciation on open futures contracts		$3,276,793	1.19	%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,494,524	$301,960	0.11	%
Metals	172	494,409	0.18

Total unrealized appreciation on open forward contracts		796,369	0.29

Unrealized Depreciation on Open Forward Contracts
Currencies	$15,207,817	$(96,955)	(0.03)
Metals	79	(379,407)	(0.14)

Total unrealized depreciation on open forward contracts		(476,362)	(0.17)

Net unrealized appreciation on open forward contracts		$320,007	0.12	%

Options Purchased
Puts
Grains	1,860	$3,324,750	1.20	%
Livestock	744	580,320	0.21

Total options purchased (premiums paid $4,411,329)		$3,905,070	1.41	%

Options Written
Calls
Grains	930	(732,375)	(0.27)%
Puts
Grains	1,860	(1,146,225)	(0.41)
Livestock	744	(126,480)	(0.05)

Total options written (premiums received $1,973,789)		$(2,005,080)	(0.73)%

Investment in the Funds
CMF Drakewood Master Fund LLC		$24,935,235	9.03	%

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income:
Interest income	$2,006,074	$2,999,453
Interest income allocated from the Funds	195,496	598,076

Total investment income	2,201,570	3,597,529

Expenses:
Expenses allocated from the Funds	94,597	69,822
Clearing fees related to direct investments	538,364	567,525
Ongoing selling agent fees	496,140	632,513
Management fees	665,537	906,450
General Partner fees	507,128	647,398
Incentive fees	-	1,794,376
Professional fees	217,402	239,233

Total expenses	2,519,168	4,857,317

Net investment income (loss)	(317,598)	(1,259,788)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(9,092,288)	20,633,923
Net realized gains (losses) on closed contracts allocated from the Funds	4,463,649	(197,859)
Net change in unrealized gains (losses) on open contracts	2,154,867	15,440,393
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,282,328)	(1,876,999)

Total trading results	(3,756,100)	33,999,458

Net income (loss)	$(4,073,698)	$32,739,670

Net income (loss) per Redeemable Unit*:
Class A	$(48.52)	$339.17

Class Z	$(17.94)	$144.98

Weighted average Redeemable Units outstanding:
Class A	82,221.7395	94,124.2095

Class Z	4,595.0948	5,587.9105

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293
Subscriptions - Limited Partners	96,000	26.8050	-	-	96,000	26.8050
Redemptions - Limited Partners	(14,642,462)	(4,147.7960)	-	-	(14,642,462)	(4,147.7960)
Net income (loss)	31,929,532	-	810,138	-	32,739,670	-

Partners’ Capital, March 31, 2024	$338,750,588	91,913.0278	$8,643,334	5,587.9105	$347,393,922	97,500.9383

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323
Subscriptions - Limited Partners	305,000	94.8080	-	-	305,000	94.8080
Redemptions - Limited Partners	(11,690,842)	(3,648.9680)	(216,754)	(159.9710)	(11,907,596)	(3,808.9390)
Net income (loss)	(3,991,023)	-	(82,675)	-	(4,073,698)	-

Partners’ Capital, March 31, 2025	$254,502,706	79,822.3338	$6,076,829	4,507.2675	$260,579,535	84,329.6013

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
As of March 31, 2025, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”) and Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as a commodity trading advisor to the Partnership. Effective October 31, 2022, Pan Capital Management L.P. (“Pan”) ceased to act as a commodity trading advisor to the Partnership. Effective January 31, 2022, Greenwave Capital Management LLC (“Greenwave”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout, Northlander, Greenwave and Pan. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended March 31, 2025 and 2024, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2025 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of and for the year ended December 31, 2024.
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
Profit Allocation.
Except for class specific expenses, the General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.
Statement of Cash Flows.
The Partnership has not provided a Consolidated Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Funds.
Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of March 31, 2025 and December 31, 2024, includes the portfolio holdings of Transtrend Master. The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of Drakewood Master. As of and for the period ended March 31, 2024, the Partnership carried its investment in NL Master based on the Partnership’s (1) net contributions to NL Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master.
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
first-out
method. Net unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Consolidated Statements of Financial Condition. Net realized gains or losses and net change in unrealized

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

gains or losses are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2025 and December 31, 2024, the amount of cash held for margin requirements was $44,358,250 and $45,609,297, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $5,530,170 (cost of $5,513,052) and $3,213,658 (cost of $3,347,538) at March 31, 2025 and December 31, 2024, respectively.
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
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Financial Services – Investment Companies (Topic 946) and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Income and Expenses.
Net Income (Loss) Per Redeemable Unit.
Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946,
“Financial Services—Investment Companies.”
See Note 3, “Financial Highlights.”
Segment Reporting
. During the year ended December 31, 2024, the Partnership adopted FASB Accounting Standards Update
No. 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, (ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Consolidated Statements of Financial Condition and significant segment expenses are reported in the accompanying Consolidated Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2024.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(44.61)	$(18.84)	$352.39	$147.80
Net investment income (loss)	(3.91)	0.90	(13.22)	(2.82)

Increase (decrease) for the period	(48.52)	(17.94)	339.17	144.98
Net asset value per Redeemable Unit, beginning of period	3,236.88	1,366.17	3,346.39	1,401.81

Net asset value per Redeemable Unit, end of period	$3,188.36	$1,348.23	$3,685.56	$1,546.79

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(0.5)%	0.3%	0.1%	0.9%

Operating expenses	3.8%	3.1%	3.7%	2.9%
Incentive fees	-%	-%	0.5%	0.5%

Total expenses	3.8%	3.1%	4.2%	3.4%

Total return:
Total return before incentive fees	(1.5)%	(1.3)%	10.7%	10.9%
Incentive fees	-%	-%	(0.6)%	(0.6)%

Total return after incentive fees	(1.5)%	(1.3)%	10.1%	10.3%

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of consolidated income, expenses and average partners’ capital of the Partnership.

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2025 and 2024 was 34,203 and 34,458, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2025 and 2024 was 270 and 74, respectively. The monthly average notional value of currency forward contracts traded during the three months ended March 31, 2025 and 2024 was $53,435,530 and $60,850,189, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2025 and 2024 was 3,476 and 129, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024, respectively.

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
March 31, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$19,076,608	$(13,583,940)	$5,492,668	$-	$-	$5,492,668
Forwards	449,430	(449,430)	-	-	-	-

	19,526,038	(14,033,370)	5,492,668	-	-	5,492,668
JPMorgan
Forwards	100,268	(18,343)	81,925	-	-	81,925

Total assets	$19,626,306	$(14,051,713)	$5,574,593	$-	$-	$5,574,593

Liabilities
MS&Co.
Futures	$(13,583,940)	$13,583,940	$-	$-	$-	$-
Forwards	(506,415)	449,430	(56,985)	-	56,985	-

	(14,090,355)	14,033,370	(56,985)	-	56,985	-
JPMorgan
Forwards	(18,343)	18,343	-	-	-	-

Total liabilities	$(14,108,698)	$14,051,713	$(56,985)	$-	$56,985	$-

Net fair value						$5,574,593	*

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$22,260,086	$(18,983,293)	$3,276,793	$-	$-	$3,276,793
Forwards	494,409	(382,035)	112,374	-	-	112,374

	22,754,495	(19,365,328)	3,389,167	-	-	3,389,167
JPMorgan
Forwards	301,960	(94,327)	207,633	-	-	207,633

Total assets	$23,056,455	$(19,459,655)	$3,596,800	$-	$-	$3,596,800

Liabilities
MS&Co.
Futures	$(18,983,293)	$18,983,293	$-	$-	$-	$-
Forwards	(382,035)	382,035	-	-	-	-

	(19,365,328)	19,365,328	-	-	-	-
JPMorgan
Forwards	(94,327)	94,327	-	-	-	-

Total liabilities	$(19,459,655)	$19,459,655	$-	$-	$-	$-

Net fair value						$3,596,800	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
Assets
Futures Contracts
Currencies	$1,312,282
Energy	4,105,507
Grains	2,305,017
Indices	1,524,088
Interest Rates U.S.	819,625
Interest Rates Non-U.S.	2,360,264
Livestock	1,204,354
Metals	3,099,734
Softs	2,345,737

Total unrealized appreciation on open futures contracts	19,076,608

Liabilities
Futures Contracts
Currencies	(776,461)
Energy	(2,849,365)
Grains	(2,166,625)
Indices	(2,916,681)
Interest Rates U.S.	(481,738)
Interest Rates Non-U.S.	(1,093,437)
Livestock	(295,814)
Metals	(1,648,430)
Softs	(1,355,389)

Total unrealized depreciation on open futures contracts	(13,583,940)

Net unrealized appreciation on open futures contracts	$5,492,668	*

Assets
Forward Contracts
Currencies	$101,078
Metals	448,620

Total unrealized appreciation on open forward contracts	549,698

Liabilities
Forward Contracts
Currencies	$(19,103)
Metals	(505,655)

Total unrealized depreciation on open forward contracts	(524,758)

Net unrealized appreciation on open forward contracts	$24,940	**

Assets
Options Purchased
Grains	$1,230,694

Total options purchased	$1,230,694	***

Liabilities
Options Written
Grains	$(376,338)

Total options written	$(376,338)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2024
Assets
Futures Contracts
Currencies	$5,256,659
Energy	3,307,704
Grains	1,944,120
Indices	669,398
Interest Rates U.S.	1,876,697
Interest Rates Non-U.S.	1,395,025
Livestock	1,102,352
Metals	1,454,502
Softs	5,253,629

Total unrealized appreciation on open futures contracts	22,260,086

Liabilities
Futures Contracts
Currencies	(1,607,607)
Energy	(3,599,896)
Grains	(3,029,646)
Indices	(2,853,205)
Interest Rates U.S.	(123,847)
Interest Rates Non-U.S.	(2,661,527)
Livestock	(325,047)
Metals	(1,624,491)
Softs	(3,158,027)

Total unrealized depreciation on open futures contracts	(18,983,293)

Net unrealized appreciation on open futures contracts	$3,276,793	*

Assets
Forward Contracts
Currencies	$301,960
Metals	494,409

Total unrealized appreciation on open forward contracts	796,369

Liabilities
Forward Contracts
Currencies	$(96,955)
Metals	(379,407)

Total unrealized depreciation on open forward contracts	(476,362)

Net unrealized appreciation on open forward contracts	$320,007	**

Assets
Options Purchased
Grains	$3,324,750
Livestock	580,320

Total options purchased	$3,905,070	***

Liabilities
Options Written
Grains	$(1,878,600)
Livestock	(126,480)

Total options written	$(2,005,080)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
Sector	2025		2024

Currencies	$(5,209,300)		$8,368,685
Energy	(3,888,525)		8,123,615
Grains	(2,864,835)		1,252,458
Indices	(1,326,315)		11,350,897
Interest Rates U.S.	(1,654,471)		282,788
Interest Rates Non-U.S.	373,305		(3,410,246)
Livestock	1,678,217		(649,564)
Metals	4,928,461		261,307
Softs	1,026,042		10,494,376

Total	$(6,937,421)	*****	$36,074,316	*****

*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2025	Total	Level 1	Level 2	Level 3

Assets
Futures	$19,076,608	$18,514,848	$561,760	$-
Forwards	549,698	-	549,698	-
Options purchased	1,230,694	1,230,694	-	-

Total assets	$20,857,000	$19,745,542	$1,111,458	$-

Liabilities
Futures	$13,583,940	$13,385,075	$198,865	$-
Forwards	524,758	-	524,758	-
Options written	376,338	376,338	-	-

Total liabilities	$14,485,036	$13,761,413	$723,623	$-

December 31, 2024	Total	Level 1	Level 2	Level 3

Assets
Futures	$22,260,086	$21,975,821	$284,265	$-
Forwards	796,369	-	796,369	-
Options purchased	3,905,070	3,905,070	-	-

Total assets	$26,961,525	$25,880,891	$1,080,634	$-

Liabilities
Futures	$18,983,293	$18,347,493	$635,800	$-
Forwards	476,362	-	476,362	-
Options written	2,005,080	2,005,080	-	-

Total liabilities	$21,464,735	$20,352,573	$1,112,162	$-

The Investment in the Funds measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the
Consolidated
Condensed Schedules of Investments as of March 31, 2025 and December 31, 2024, respectively.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2025.
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
As of March 31, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 61.4% of Drakewood Master. At December 31, 2024, the Partnership owned 100.0% of Transtrend Master and approximately 58.7% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Effective October 1, 2023, the Partnership has consolidated its wholly owned investment in Transtrend Master. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$63,437,452	$5,981,211	$57,456,241
Drakewood Master	51,973,321	7,377,463	44,595,858

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$65,390,517	$544,210	$64,846,307
NL Master	13,129,914	13,129,914	-
Drakewood Master	44,926,030	2,584,283	42,341,747

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$168,542	$(6,739,642)	$(6,571,100)
Drakewood Master	167,644	5,285,951	5,453,595

	For the three months ended March 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(1,483,322)	$17,908,975	$16,425,653
NL Master	473,395	(3,360,293)	(2,886,898)
Drakewood Master	321,021	435,996	757,017
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	March 31, 2025		For the three months ended March 31, 2025
	% of				Expenses			Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	22.05%	$57,456,241	$(6,261,852)	$141,380	$19,060	$148,808	$-	$(6,571,100)	Commodity Portfolio	Monthly
Drakewood Master	10.54%	27,462,280	3,376,818	83,129	11,468	-	-	3,282,221	Commodity Portfolio	Monthly

Total		$84,918,521	$(2,885,034)	$224,509	$30,528	$148,808	$-	$(3,288,879)

	December 31, 2024		For the three months ended March 31, 2024
	% of				Expenses			Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.47%	$64,846,307	$18,547,600	$155,705	$18,625	$153,241	$1,794,376	$16,425,653	Commodity Portfolio	Monthly
NL Master	-%	-	(1,987,657)	8,905	11,617	-	-	(2,008,179)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	510,875	38,295	11,005	-	-	461,575	Commodity Portfolio	Monthly

Total		$89,781,542	$17,070,818	$202,905	$41,247	$153,241	$1,794,376	$14,879,049

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.8% to 6.1% of the Partnership’s/Funds’ contracts are traded OTC.
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
The General Partner evaluates events that occur after the balance sheet date but before and up until consolidated financial statements are issued. The General Partner has assessed the subsequent events through the date the consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2025.

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

For the three months ended March 31, 2025, the Partnership’s capital decreased 5.7% from $276,255,829 to $260,579,535. This decrease was attributable to redemptions of 3,648.9680 Class A limited partner Redeemable Units totaling $11,690,842, redemptions of 159.9710 Class Z limited partner Redeemable Units totaling $216,754 and a net loss of $4,073,698, which was partially offset by subscriptions of 94.8080 Class A limited partner Redeemable Units totaling $305,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2025, the net asset value per Redeemable Unit for Class A decreased 1.5% from $3,236.88 to $3,188.36, as compared to an increase of 10.1% in the first quarter of 2024. During the Partnership’s first quarter of 2025, the net asset value per Redeemable Unit for Class Z decreased 1.3% from $1,366.17 to $1,348.23, as compared to an increase of 10.3% in the first quarter of 2024. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2025 of $3,756,100. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and U.S. interest rates and were partially offset by gains in livestock, metals, non-U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2024 of $33,999,458. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates and softs and were partially offset by losses in livestock, metals and non-U.S. interest rates.

During the first quarter, the Partnership’s largest losses were incurred within the currency sector throughout the first three months of the year primarily from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar fell amid uncertainty the effects trade tariffs would have on the U.S. economy. In the energy sector, losses were experienced during January and February primarily from long positions in European electricity futures and global carbon emission futures as weakening power demand and geopolitical forces pulled prices lower. Further losses were recorded in the global fixed income sector during February from short positions in U.S. fixed income futures as prices rallied on increased investor demand for “safe-haven” assets. In the global stock index markets, losses were incurred during March from long positions in European, U.S., and Asian equity index futures as investors weighed the potential impacts of a global trade war, forcing stock prices lower. Additional losses were experienced during March in the agricultural markets from positions in corn futures as choppy price action roiled the grains markets. Trading gains recorded in soft commodities and livestock helped to mitigate the overall losses in the agricultural complex. Small losses from long positions in shipping freight index futures were recorded during January and March as prices declined as expectations of widespread tariffs lowered demand for cargo shipping. A portion of the Partnership’s overall losses for the first quarter was offset by gains achieved within the metals markets during each month of the quarter from long positions in gold futures as investor demand for precious metals spiked on a weakening dollar and concerns for the strength of the global economy. Further gains in the metals sector were experienced during February and March from long positions in copper futures as prices advanced amid increased industrial buying ahead of potential tariff costs.

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

As of March 31, 2025, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2025 decreased by $1,395,959 as compared to the corresponding period in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2025 as compared to the corresponding period in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2025 decreased by $29,161 as compared to the corresponding period in 2024. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three months ended March 31, 2025 decreased by $136,373 as compared to the corresponding period in 2024. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2025 decreased by $240,913 as compared to the corresponding period in 2024. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2025 decreased by $140,270 as compared to the corresponding period in 2024. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2025 resulted in incentive fees of $0. Trading performance for the three months ended March 31, 2024 resulted in incentive fees of $1,794,376. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2025 and December 31, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)
Transtrend	$59,955,942	23%	$64,846,007	23%
Northlander	$-	0%	$9,309,874	3%
Drakewood	$28,462,280	11%	$24,935,234	9%
JSCL	$81,710,608	31%	$71,264,344	26%
Quantica	$50,724,045	20%	$47,553,672	17%
Breakout	$-	0%	$13,163,883	5%
Opus	$23,928,259	9%	$24,185,894	9%
Unallocated	$15,798,401	6%	$20,996,921	8%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Opus directly trade managed accounts in the name of the Partnership. As of March 31, 2025, Transtrend and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Partnership’s total capitalization was $260,579,535.

March 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$7,067,283	2.71%
Energy	8,030,616	3.08
Grains	4,299,709	1.65
Indices	8,276,292	3.18
Interest Rates U.S.	2,634,013	1.01
Interest Rates Non-U.S.	4,886,923	1.88
Livestock	1,858,670	0.71
Metals	10,199,954	3.91
Softs	3,025,397	1.16

Total	$50,278,857	19.29%

As of December 31, 2024, the Partnership’s total capitalization was $276,255,829.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,580,853	3.47%
Energy	6,737,403	2.44
Grains	4,691,569	1.70
Indices	7,972,540	2.89
Interest Rates U.S.	3,425,445	1.24
Interest Rates Non-U.S.	4,175,916	1.51
Livestock	1,676,071	0.61
Metals	7,628,132	2.76
Softs	3,427,044	1.24

Total	$49,314,973	17.86%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended March 31, 2025 and the twelve months ended December 31, 2024, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2025

			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,051,576	1.17%	$4,513,042	$2,383,078	$3,415,691
Energy	6,948,638	2.67	7,706,373	4,701,129	6,299,927
Grains	2,837,306	1.09	3,264,176	984,304	2,095,617
Indices	6,698,722	2.57	7,058,683	4,919,295	5,872,317
Interest Rates U.S.	2,290,603	0.88	3,709,859	1,864,471	2,766,692
Interest Rates Non-U.S.	3,233,483	1.24	3,233,483	2,025,210	2,620,895
Livestock	1,120,735	0.43	1,130,883	696,548	869,362
Metals	2,830,044	1.09	2,917,612	1,948,429	2,474,919
Softs	1,991,925	0.76	2,265,484	1,348,298	1,823,424

Total	$31,003,032	11.90%

*	Average of daily Values at Risk.

At December 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,538,222	1.28%	$5,906,349	$1,235,256	$3,340,748
Energy	5,024,692	1.82	16,471,138	4,112,211	6,984,108
Grains	2,372,341	0.86	3,369,761	1,227,310	2,064,105
Indices	5,385,437	1.95	10,982,037	3,410,115	6,425,361
Interest Rates U.S.	2,232,780	0.81	4,159,563	912,707	2,367,314
Interest Rates Non-U.S.	2,273,366	0.82	3,407,293	1,312,185	2,339,506
Livestock	696,548	0.25	863,858	244,173	592,765
Metals	2,105,866	0.76	5,237,520	1,052,863	2,491,318
Softs	1,560,169	0.56	3,620,646	928,600	1,935,506

Total	$25,189,421	9.11%

*	Annual average of daily Values at Risk.

At March 31, 2025, Transtrend Master’s total capitalization was $57,456,241 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2025, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2025

			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,970,590	6.91%	$6,265,142	$3,791,732	$5,300,428
Energy	1,081,978	1.88	2,977,715	1,081,978	2,202,668
Grains	1,462,403	2.55	2,319,228	1,162,043	1,741,783
Indices	1,577,570	2.75	3,532,104	1,560,562	2,746,582
Interest Rates U.S.	343,410	0.60	1,515,467	210,550	1,023,055
Interest Rates Non-U.S.	1,653,440	2.88	2,310,632	1,223,016	1,677,806
Livestock	737,935	1.28	1,090,760	562,760	931,126
Metals	1,428,955	2.49	1,733,433	1,242,237	1,521,903
Softs	1,033,472	1.80	2,357,917	897,511	1,712,710

Total	$$13,289,753	23.14%

*	Average of daily Values at Risk.

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

At March 31, 2025, Drakewood Master’s total capitalization was $44,595,858 and the Partnership owned approximately 61.4% of Drakewood Master. As of March 31, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

March 31, 2025

			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$73,480	0.16%	$120,560	$-	$57,107
Metals	9,675,823	21.70	9,809,040	5,925,165	7,784,856

Total	$9,749,303	21.86%

*	Average of daily Values at Risk.

At December 31, 2024, Drakewood Master’s total capitalization was $42,341,747 and the Partnership owned approximately 58.7% of Drakewood Master. As of December 31, 2024, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies — Legal section of the Company’s 2023 Audited Financial Statement.

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

The Firm has reached agreements in principle with two regulatory agencies — the SEC for $125 million and the CFTC for $75 million — to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
For the three months ended March 31, 2025, there were subscriptions of 94.8080 Class A Redeemable Units totaling $305,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	1,013.7710	$3,262.44	56.4600	$1,377.83	N/A	N/A
February 1, 2025 - February 28, 2025	1,596.1400	$3,176.78	103.5110	$1,342.49	N/A	N/A
March 1, 2025 - March 31, 2025	1,039.0570	$3,188.36	N/A	N/A	N/A	N/A
	3,648.9680	$3,203.88	159.9710	$1,354.96

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by the directors and officers of the General Partner.

Item 6.	Exhibits.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS Inline XBRL Instance Document.

101. SCH Inline XBRL Taxonomy Extension Schema Document.

101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF Inline XBRL Taxonomy Extension Definition Document.

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

Date: May 9, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 9, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.