Form 10-Q
period 2025-06-30
CERES ORION L.P.
filed 2025-08-08
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of July 31, 2025, 73,104.8488 Limited Partnership Class A Redeemable Units were outstanding and 2,036.1742 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item
 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investment in the Funds (1) , at fair value	$22,984,478	$24,935,235
Redemptions receivable from the Funds	64,086	9,403,496

Equity in trading account:
Unrestricted cash	164,785,408	190,226,056
Restricted cash	42,382,858	45,609,297
Foreign cash (cost $4,992,600 and $3,347,538 at June 30, 2025 and December 31, 2024, respectively)	5,111,926	3,213,658
Net unrealized appreciation on open futures contracts	-	3,276,793
Net unrealized appreciation on open forward contracts	-	320,007
Options purchased, at fair value (premiums paid $3,078,725 and $4,411,329 at June 30, 2025 and December 31, 2024, respectively)	2,261,475	3,905,070

Total equity in trading account	214,541,667	246,550,881

Interest receivable	547,803	698,631

Total assets	$238,138,034	$281,588,243

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$55,281	$-
Net unrealized depreciation on open forward contracts	565,996	-
Options written, at fair value (premiums received $101,904 and $1,973,789 at June 30, 2025 and December 31, 2024, respectively)	73,744	2,005,080
Accrued expenses:
Ongoing selling agent fees	144,859	170,277
Management fees	180,273	223,127
General Partner fees	148,109	174,451
Incentive fees	-	165,306
Professional fees	288,967	246,184
Redemptions payable to General Partner	-	275,000
Redemptions payable to Limited Partners	4,318,526	2,072,989

Total liabilities	5,775,755	5,332,414

Partners’ Capital:
General Partner, Class Z, 2,155.6123 Redeemable Units outstanding at June 30, 2025 and December 31, 2024	2,739,194	2,944,939
Limited Partners, Class A, 75,627.3018 and 83,376.4938 Redeemable Units outstanding at June 30, 2025 and December 31, 2024, respectively	226,839,575	269,879,571
Limited Partners, Class Z, 2,190.4852 and 2,511.6262 Redeemable Units outstanding at June 30, 2025 and December 31, 2024, respectively	2,783,510	3,431,319

Total partners’ capital (net asset value)	232,362,279	276,255,829

Total liabilities and partners’ capital	$238,138,034	$281,588,243

Net asset value per Redeemable Unit:
Class A	$2,999.44	$3,236.88

Class Z	$1,270.73	$1,366.17

(1)	Defined in Note 1.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
June 30, 2025
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,922	$1,145,982	0.50%
Energy	1,455	(4,623,023)	(1.99)
Grains	3,616	(2,236,070)	(0.96)
Indices	1,668	775,190	0.33
Interest Rates U.S.	693	507,864	0.22
Interest Rates Non-U.S.	8,864	1,099,217	0.47
Livestock	1,859	2,385,465	1.03
Metals	535	382,425	0.16
Softs	1,595	(4,381,154)	(1.89)

Total futures contracts purchased		(4,944,104)	(2.13)

Futures Contracts Sold
Currencies	1,077	(394,801)	(0.17)
Energy	1,455	1,714,389	0.74
Grains	5,761	3,924,307	1.69
Indices	1,265	(377,051)	(0.16)
Interest Rates U.S.	746	(1,181,431)	(0.51)
Interest Rates Non-U.S.	3,307	(694,819)	(0.30)
Livestock	980	(337,728)	(0.15)
Metals	794	(466,568)	(0.20)
Softs	2,413	2,702,525	1.16

Total futures contracts sold		4,888,823	2.10

Net unrealized depreciation on open futures contracts		$(55,281)	(0.03)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$9,913,449	$102,614	0.04%
Metals	180	430,650	0.19

Total unrealized appreciation on open forward contracts		533,264	0.23

Unrealized Depreciation on Open Forward Contracts
Currencies	$18,168,652	$(265,003)	(0.11)
Metals	271	(834,257)	(0.36)

Total unrealized depreciation on open forward contracts		(1,099,260)	(0.47)

Net unrealized depreciation on open forward contracts		$(565,996)	(0.24)%

Options Purchased
Calls
Grains	342	$85,500	0.04%
Puts
Grains	1,368	2,175,975	0.94

Total options purchased (premiums paid $3,078,725)		$2,261,475	0.98%

Options Written
Calls
Grains	171	(73,744)	(0.03)%

Total options written (premiums received $101,904)		$(73,744)	(0.03)%

Investment in the Funds
CMF Drakewood Master Fund LLC		$22,984,478	9.89%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$1,786,893	$3,021,436	$3,792,967	$6,020,889
Interest income allocated from the Funds	143,124	564,040	338,620	1,162,116

Total investment income	1,930,017	3,585,476	4,131,587	7,183,005

Expenses:
Expenses allocated from the Funds	92,578	100,005	187,175	169,827
Clearing fees related to direct investments	641,898	624,153	1,180,262	1,191,678
Ongoing selling agent fees	442,076	625,684	938,216	1,258,197
Management fees	568,690	885,088	1,234,227	1,791,538
General Partner fees	451,986	640,807	959,114	1,288,205
Incentive fees	-	(781,220)	-	1,013,156
Professional fees	207,161	244,603	424,563	483,836

Total expenses	2,404,389	2,339,120	4,923,557	7,196,437

Net investment income (loss)	(474,372)	1,246,356	(791,970)	(13,432)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(6,186,580)	(1,239,390)	(15,278,868)	19,394,533
Net realized gains (losses) on closed contracts allocated from the Funds	(1,962,015)	338,396	2,501,634	140,537
Net change in unrealized gains (losses) on open contracts	(6,371,278)	(13,412,346)	(4,216,411)	2,028,047
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(365,134)	(2,611,999)	(1,647,462)	(4,488,998)

Total trading results	(14,885,007)	(16,925,339)	(18,641,107)	17,074,119

Net income (loss)	$(15,359,379)	$(15,678,983)	$(19,433,077)	$17,060,687

Net income (loss) per Redeemable Unit*:
Class A	$(188.92)	$(167.91)	$(237.44)	$171.26

Class Z	$(77.50)	$(67.69)	$(95.44)	$77.29

Weighted average Redeemable Units outstanding:
Class A	78,249.5248	91,538.6415	80,235.6321	92,831.4255

Class Z	4,457.1822	5,569.7468	4,526.1385	5,578.8287

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293
Subscriptions - Limited Partners	526,180	143.3690	-	-	526,180	143.3690
Redemptions - General Partner	-	-	(300,430)	(203.1170)	(300,430)	(203.1170)
Redemptions - Limited Partners	(19,714,577)	(5,547.3590)	(84,219)	(54.4910)	(19,798,796)	(5,601.8500)
Net income (loss)	16,625,190	-	435,497	-	17,060,687	-

Partners’ Capital, June 30, 2024	$318,804,311	90,630.0288	$7,884,044	5,330.3025	$326,688,355	95,960.3313

Partners’ Capital, March 31, 2024	$338,750,588	91,913.0278	$8,643,334	5,587.9105	$347,393,922	97,500.9383
Subscriptions - Limited Partners	430,180	116.5640	-	-	430,180	116.5640
Redemptions - General Partner	-	-	(300,430)	(203.1170)	(300,430)	(203.1170)
Redemptions - Limited Partners	(5,072,115)	(1,399.5630)	(84,219)	(54.4910)	(5,156,334)	(1,454.0540)
Net income (loss)	(15,304,342)	-	(374,641)	-	(15,678,983)	-

Partners’ Capital, June 30, 2024	$318,804,311	90,630.0288	$7,884,044	5,330.3025	$326,688,355	95,960.3313

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323
Subscriptions - Limited Partners	2,735,000	912.3230	100,000	79.8200	2,835,000	992.1430
Redemptions - Limited Partners	(26,774,036)	(8,661.5150)	(521,437)	(400.9610)	(27,295,473)	(9,062.4760)
Net income (loss)	(19,000,960)	-	(432,117)	-	(19,433,077)	-

Partners’ Capital, June 30, 2025	$226,839,575	75,627.3018	$5,522,704	4,346.0975	$232,362,279	79,973.3993

Partners’ Capital, March 31, 2025	$254,502,706	79,822.3338	$6,076,829	4,507.2675	$260,579,535	84,329.6013
Subscriptions - Limited Partners	2,430,000	817.5150	100,000	79.8200	2,530,000	897.3350
Redemptions - Limited Partners	(15,083,194)	(5,012.5470)	(304,683)	(240.9900)	(15,387,877)	(5,253.5370)
Net income (loss)	(15,009,937)	-	(349,442)	-	(15,359,379)	-

Partners’ Capital, June 30, 2025	$226,839,575	75,627.3018	$5,522,704	4,346.0975	$232,362,279	79,973.3993

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
As of June 30, 2025, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”) and Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout and Northlander. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than
10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
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
During the reporting periods ended June 30, 2025 and 2024, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The ongoing
 selling agent fees for the three and six months ended June 30, 2025 for Class A were $442,076 and $938,216, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2024 for Class A were $625,684 and $1,258,197, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
Effective January 1, 2021, the incentive fee payable to Transtrend by Transtrend Master was reduced from
20
% to
16
% of New Trading Profits (as defined in the management agreement among Transtrend Master, the Trading Manager and Transtrend), accrued monthly, but payable semi-annually.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2025 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Funds.
The Partnership consolidates its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of June 30, 2025 and December 31, 2024, includes the portfolio holdings of Transtrend Master. The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of Drakewood Master. As of and for the period ended June 30, 2024, the Partnership carried its investment in NL Master based on the Partnership’s (1) net contributions to NL Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At June 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was
$
42,382,858
and $
45,609,297
, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $
5,111,926
(cost of $
4,992,600)
and $
3,213,658
(cost of $
3,347,538)
at June 30, 2025 and December 31, 2024, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Consolidated Statements of Financia
l Conditio
n for the current year. If a tax position doe
s n
ot meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no signific
ant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2021 through 2024
tax years remain subject to examination by U.S. federal and most state tax authorities.
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
10-K
for the year ended December 31, 2024.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024				Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Class A		Class Z		Class A		Class Z		Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(182.87)		$(77.33)		$(181.02)		$(76.07)		$(227.53)		$(96.18)		$171.74		$71.75
Net investment income (loss)	(6.05)		(0.17)		13.11		8.38		(9.91)		0.74		(0.48)		5.54

Increase (decrease) for the period	(188.92)		(77.50)		(167.91)		(67.69)		(237.44)		(95.44)		171.26		77.29
Net asset value per Redeemable Unit, beginning of period	3,188.36		1,348.23		3,685.56		1,546.79		3,236.88		1,366.17		3,346.39		1,401.81

Net asset value per Redeemable Unit, end of period	$2,999.44		$1,270.73		$3,517.65		$1,479.10		$2,999.44		$1,270.73		$3,517.65		$1,479.10

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024				Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Class A		Class Z		Class A		Class Z		Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(0.8)%		(0.1)%		0.7	%	1.5	%	(0.6)%		0.1	%	0.3	%	1.0	%

Operating expenses	4.0	%	3.3	%	3.7	%	2.9	%	3.9	%	3.2	%	3.7	%	2.9	%
Incentive fees	-	%	-	%	(0.2)%		(0.2)%		-	%	-	%	0.3	%	0.3	%

Total expenses	4.0	%	3.3	%	3.5	%	2.7	%	3.9	%	3.2	%	4.0	%	3.2	%

Total return:
Total return before incentive fees	(5.9)%		(5.7)%		(4.8)%		(4.6)%		(7.3)%		(7.0)%		5.4	%	5.8	%
Incentive fees	-	%	-	%	0.2	%	0.2	%	-	%	-	%	(0.3)%		(0.3)%

Total return after incentive fees	(5.9)%		(5.7)%		(4.6)%		(4.4)%		(7.3)%		(7.0)%		5.1	%	5.5	%

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of consolidated income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Partnership’s Consolidated Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata
share of the results of the Funds’ trading activities is shown in the Partnership’s Consolidated Statements of Income and Expenses.
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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 was 37,760 and 40,300, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 was 35,981 and 37,379, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 was 396 and 199, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 was 333 and 137, respectively. The monthly average notional value of currency forward contracts traded during the three months ended June 30, 2025 and 2024 was $39,336,908 and $99,040,369, respectively. The monthly average notional value of currency forward contracts traded during the six months ended June 30, 2025 and 2024 was $46,386,219 and $79,945,279, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 was 2,398 and 156, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 was 2,937 and 143, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024, respectively
.

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
June 30, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$20,375,324	$(20,375,324)	$-	$-	$-	$-
Forwards	430,726	(430,726)	-	-	-	-

	20,806,050	(20,806,050)	-	-	-	-
JPMorgan
Forwards	102,538	(102,538)	-	-	-	-

Total assets	$20,908,588	$(20,908,588)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(20,430,605)	$20,375,324	$(55,281)	$-	$55,281	$-
Forwards	(835,091)	430,726	(404,365)	-	404,365	-

	(21,265,696)	20,806,050	(459,646)	-	459,646	-
JPMorgan
Forwards	(264,169)	102,538	(161,631)	-	161,631	-

Total liabilities	$(21,529,865)	$20,908,588	$(621,277)	$-	$621,277	$-

Net fair value						$-	*

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$22,260,086	$(18,983,293)	$3,276,793	$-	$-	$3,276,793
Forwards	494,409	(382,035)	112,374	-	-	112,374

	22,754,495	(19,365,328)	3,389,167	-	-	3,389,167
JPMorgan
Forwards	301,960	(94,327)	207,633	-	-	207,633

Total assets	$23,056,455	$(19,459,655)	$3,596,800	$-	$-	$3,596,800

Liabilities
MS&Co.
Futures	$(18,983,293)	$18,983,293	$-	$-	$-	$-
Forwards	(382,035)	382,035	-	-	-	-

	(19,365,328)	19,365,328	-	-	-	-
JPMorgan
Forwards	(94,327)	94,327	-	-	-	-

Total liabilities	$(19,459,655)	$19,459,655	$-	$-	$-	$-

Net fair value						$3,596,800	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and a counterparty to the Partnership’s non-exchange-traded
contracts, as applicable, and JPMorgan, as a counterparty to certain of the Funds non-exchange
traded contracts, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty, may not post collateral and as such, in the event of default by such counterparty, the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
Assets
Futures Contracts
Currencies	$1,477,803
Energy	2,638,757
Grains	4,696,216
Indices	1,461,623
Interest Rates U.S.	508,755
Interest Rates Non-U.S.	1,993,530
Livestock	3,570,949
Metals	1,026,924
Softs	3,000,767

Total unrealized appreciation on open futures contracts	20,375,324

Liabilities
Futures Contracts
Currencies	(726,622)
Energy	(5,547,391)
Grains	(3,007,979)
Indices	(1,063,484)
Interest Rates U.S.	(1,182,322)
Interest Rates Non-U.S.	(1,589,132)
Livestock	(1,523,212)
Metals	(1,111,067)
Softs	(4,679,396)

Total unrealized depreciation on open futures contracts	(20,430,605)

Net unrealized depreciation on open futures contracts	$(55,281)	*

Assets
Forward Contracts
Currencies	$102,614
Metals	430,650

Total unrealized appreciation on open forward contracts	533,264

Liabilities
Forward Contracts
Currencies	$(265,003)
Metals	(834,257)

Total unrealized depreciation on open forward contracts	(1,099,260)

Net unrealized depreciation on open forward contracts	$(565,996)	**

Assets
Options Purchased
Grains	$2,261,475

Total options purchased	$2,261,475	***

Liabilities
Options Written
Grains	$(73,744)

Total options written	$(73,744)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2025		2024		2025		2024
Currencies	$(4,459,533)		$(605,513)		$(9,668,833)		$7,763,172
Energy	(7,144,328)		(7,990,850)		(11,032,853)		132,765
Grains	(165,144)		(2,946,316)		(3,029,979)		(1,693,858)
Indices	(3,147,247)		(3,433,370)		(4,473,562)		7,917,527
Interest Rates U.S.	693,077		1,425,349		(961,394)		1,708,137
Interest Rates Non-U.S.	(1,454,511)		(3,856,894)		(1,081,206)		(7,267,140)
Livestock	3,246,579		(823,039)		4,924,796		(1,472,603)
Metals	1,593,255		3,417,721		6,521,716		3,679,028
Softs	(1,720,006)		161,176		(693,964)		10,655,552

Total	$(12,557,858)	*****	$(14,651,736)	*****	$(19,495,279)	*****	$21,422,580	*****

*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2025 and December 31, 2024 and for the periods ended June 30, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,375,324	$20,103,079	$272,245	$-
Forwards	533,264	-	533,264	-
Options purchased	2,261,475	2,261,475	-	-

Total assets	$23,170,063	$22,364,554	$805,509	$-

Liabilities
Futures	$20,430,605	$20,007,605	$423,000	$-
Forwards	1,099,260	-	1,099,260	-
Options written	73,744	73,744	-	-

Total liabilities	$21,603,609	$20,081,349	$1,522,260	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$22,260,086	$21,975,821	$284,265	$-
Forwards	796,369	-	796,369	-
Options purchased	3,905,070	3,905,070	-	-

Total assets	$26,961,525	$25,880,891	$1,080,634	$-

Liabilities
Futures	$18,983,293	$18,347,493	$635,800	$-
Forwards	476,362	-	476,362	-
Options written	2,005,080	2,005,080	-	-

Total liabilities	$21,464,735	$20,352,573	$1,112,162	$-

The Investment in the Funds measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated Condensed Schedules of Investments as of June 30, 2025 and December 31, 2024, respectively.

6.	Investment in the Funds:
On June 1, 2011, the Partnership allocated a portion of its assets to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program-Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. Transtrend generally trades its Enhanced Risk Profile (US Dollar) using 1.5 times the leverage employed by the Standard Risk Profile. The General Partner is also the Trading Manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be members of Transtrend Master. The Trading Manager and Transtrend believe that trading through the master/feeder structure promotes efficiency and economy in the trading process.
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
On May 1, 2022, the Partnership allocated a portion of its assets to Drakewood Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Drakewood Master permits accounts managed by Drakewood using the Drakewood Prospect Fund Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of Drakewood Master. Individual and pooled accounts managed by Drakewood, including the Partnership, are permitted to be members of Drakewood Master. The Trading Manager and Drakewood believe that trading through the master/feeder structure promotes efficiency and economy in the trading process.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2025.
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
As of June 30, 2025, the Partnership owned
100.0
% of Transtrend Master and approximately
62.1
% of Drakewood Master. At December 31, 2024, the Partnership owned
100.0
% of Transtrend Master and approximately
58.7
% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. The Partnership consolidates its wholly owned investment in Transtrend Master. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$50,019,690	$412,153	$49,607,537
Drakewood Master	40,681,652	3,758,043	36,923,609

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$65,390,517	$544,210	$64,846,307
NL Master	13,129,914	13,129,914	-
Drakewood Master	44,926,030	2,584,283	42,341,747

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$116,562	$(4,730,512)	$(4,613,950)
Drakewood Master	81,691	(3,778,222)	(3,696,531)

	For the six months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$285,104	$(11,470,154)	$(11,185,050)
Drakewood Master	249,335	1,507,729	1,757,064

	For the three months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$1,140,390	$(4,532,558)	$(3,392,168)
NL Master	351,149	(2,626,036)	(2,274,887)
Drakewood Master	362,277	(751,386)	(389,109)

	For the six months ended June 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(342,932)	$13,376,417	$13,033,485
NL Master	824,544	(5,986,329)	(5,161,785)
Drakewood Master	683,298	(315,390)	367,908

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	June 30, 2025		For the three months ended June 30, 2025
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	21.35%	$49,607,537	$(4,369,746)	$113,188	$19,060	$111,956	$-	$(4,613,950)	Commodity Portfolio	Monthly
Drakewood Master	9.89%	22,984,478	(2,184,025)	80,765	11,813	-	-	(2,276,603)	Commodity Portfolio	Monthly

Total		$72,592,015	$(6,553,771)	$193,953	$30,873	$111,956	$-	$(6,890,553)

	June 30, 2025		For the six months ended June 30, 2025
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	21.35%	$49,607,537	$(10,631,598)	$254,568	$38,120	$260,764	$-	$(11,185,050)	Commodity Portfolio	Monthly
Drakewood Master	9.89%	22,984,478	1,192,793	163,894	23,281	-	-	1,005,618	Commodity Portfolio	Monthly

Total		$72,592,015	$(9,438,805)	$418,462	$61,401	$260,764	$-	$(10,179,432)

	December 31, 2024		For the three months ended June 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.47%	$64,846,307	$(3,823,322)	$158,606	$18,624	$172,836	$(781,220)	$(3,392,168)	Commodity Portfolio	Monthly
NL Master	-%	-	(1,583,201)	25,131	11,894	-	-	(1,620,226)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	(126,362)	52,464	10,516	-	-	(189,342)	Commodity Portfolio	Monthly

Total		$89,781,542	$(5,532,885)	$236,201	$41,034	$172,836	$(781,220)	$(5,201,736)

	December 31, 2024		For the six months ended June 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.47%	$64,846,307	$14,724,278	$314,311	$37,249	$326,077	$1,013,156	$13,033,485	Commodity Portfolio	Monthly
NL Master	-%	-	(3,570,858)	34,036	23,511	-	-	(3,628,405)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	384,513	90,759	21,521	-	-	272,233	Commodity Portfolio	Monthly

Total		$89,781,542	$11,537,933	$439,106	$82,281	$326,077	$1,013,156	$9,677,313

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.7% to 9.0% of the Partnership’s/Funds’ contracts are traded OTC.
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
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin payments may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2025.

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

For the six months ended June 30, 2025, the Partnership’s capital decreased 15.9% from $276,255,829 to $232,362,279. This decrease was attributable to redemptions of 8,661.5150 Class A limited partner Redeemable Units totaling $26,774,036, redemptions of 400.9610 Class Z limited partner Redeemable Units totaling $521,437 and a net loss of $19,433,077, which was partially offset by subscriptions of 912.3230 Class A limited partner Redeemable Units totaling $2,735,000 and subscriptions of 79.8200 Class Z limited partner Redeemable Units totaling $100,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2025, the net asset value per Redeemable Unit for Class A decreased 5.9% from $3,188.36 to $2,999.44, as compared to a decrease of 4.6% in the second quarter of 2024. During the Partnership’s second quarter of 2025, the net asset value per Redeemable Unit for Class Z decreased 5.7% from $1,348.23 to $1,270.73, as compared to a decrease of 4.4% in the second quarter of 2024. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2025 of $14,885,007. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2024 of $16,925,339. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, non-U.S. interest rates and livestock and were partially offset by gains in metals, U.S. interest rates and softs.

During the second quarter, the Partnership’s largest losses for the quarter were recorded in April in the energies from long positions in Brent crude oil futures as prices fell sharply as the OPEC+ nations announced a surprise production increase. Further losses in the energy markets were incurred during May and June from long positions in European electric power futures. In the currencies, losses were experienced during April from short positions in the Canadian dollar and Swiss franc versus the U.S. dollar as the relative value of the U.S. currency declined sharply amid a looming global trade war. Long positions in European and Asian equity index futures also recorded losses during April as the prospect of widespread tariff implementation weighed on stock prices. Within the global fixed income markets, losses were experienced during May from long positions in short-term U.S. and European interest rate futures as yields moved higher, pushing prices lower. In the metals, losses were incurred during May from long positions in gold and platinum futures as prices reversed lower as positive investor sentiment diminished demand for precious metals as a “safe-haven” investment. Losses from short positions in the global freight index sector were recorded during June as prices advanced amid speculation tensions in the Middle East would curtail global shipping capacity. A portion of the losses for the second quarter was offset by gains achieved within the agriculturals during May and June from long positions in live cattle futures as prices rallied on continued tightness in U.S. cattle herd production.

During the Partnership’s six months ended June 30, 2025, the net asset value per Redeemable Unit for Class A decreased 7.3% from $3,236.88 to $2,999.44, as compared to an increase of 5.1% during the six months ended June 30, 2024. During the Partnership’s six months ended June 30, 2025, the net asset value per Redeemable Unit for Class Z decreased 7.0% from $1,366.17 to $1,270.73, as compared to an increase of 5.5% during the six months ended June 30, 2024. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2025 of $18,641,107. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, non-U.S. and U.S. interest rates and softs and were partially offset by gains in livestock and metals. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2024 of $17,074,119. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, metals, U.S. interest rates and softs and were partially offset by losses in energy, grains, non-U.S. interest rates and livestock.

During the first six months of the year, the Partnership’s largest losses were incurred in April within the energies from long positions in Brent crude oil futures as prices fell sharply as the OPEC+ nations announced a surprise production increase. Additional losses in the energies were experienced from long positions in European electricity futures during January and February and from short positioning during May and June. Losses in the currency sector were recorded throughout the first four months of the year primarily from short positions in the euro, Canadian dollar and Japanese yen versus the U.S. dollar as the relative value of the dollar fell amid uncertainty the effects trade tariffs would have on the U.S. economy. In the global stock index markets, losses were incurred during March and April from long positions in European, U.S., and Asian equity index futures as investors weighed the potential impacts of a global trade war, forcing stock prices lower. Further losses were recorded in the global fixed income sector during February and May from short positions in U.S. 30-year Treasury bond futures as prices rallied on increased investor demand for “safe-haven” assets. Elsewhere, losses in the global freight index sector were recorded during June as prices advanced amid speculation tensions in the Middle East would curtail global shipping capacity. A portion of the Partnership’s overall losses for the first six months of the year was offset by gains achieved within the metals markets during each month of the first quarter from long positions in gold futures as investor demand for precious metals spiked on a weakening dollar and concerns for the strength of the global economy. Further gains in the metals sector were experienced during February and March from long positions in copper futures as prices advanced amid increased industrial buying ahead of potential tariff costs. Gains were also recorded within the agricultural markets throughout much of the first two quarters from long positions in live cattle futures as prices trended higher on low cattle slaughter rates.

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

As of June 30, 2025, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2025 decreased by $1,655,459 and $3,051,418, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended June 30, 2025 increased by $17,745 as compared to the corresponding period in 2024. Clearing fees related to direct investments for the six months ended June 30, 2025 decreased by $11,416 as compared to the corresponding period in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended June 30, 2025 as compared to the corresponding period in 2024. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the six months ended June 30, 2025 as compared to the corresponding period in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and six months ended June 30, 2025 decreased by $183,608 and $319,981, respectively, as compared to the corresponding periods in 2024. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and six months ended June 30, 2025 decreased by $316,398 and $557,311, respectively, as compared to the corresponding periods in 2024. The decrease in management fees was due to lower average adjusted net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2025 decreased by $188,821 and $329,091, respectively, as compared to the corresponding periods in 2024. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and six months ended June 30, 2025 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and six months ended June 30, 2024 resulted in a reversal of incentive fees of $(781,220) and incentive fees of $1,013,156, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2025 and March 31, 2025, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)
Transtrend	$49,607,238	21%	$59,955,942	23%
Drakewood	$22,984,478	10%	$28,462,280	11%
JSCL	$66,599,035	29%	$81,710,608	31%
Quantica	$43,873,511	19%	$50,724,045	20%
Opus	$21,514,816	9%	$23,928,259	9%
Unallocated	$27,783,201	12%	$15,798,401	6%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Opus directly trade managed accounts in the name of the Partnership. As of June 30, 2025, Transtrend and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the Partnership’s total capitalization was $232,362,279.

June 30, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,857,240	2.09%
Energy	5,690,881	2.45
Grains	4,866,173	2.09
Indices	7,955,052	3.42
Interest Rates U.S.	1,532,138	0.66
Interest Rates Non-U.S.	6,627,953	2.85
Livestock	3,478,860	1.50
Metals	9,956,758	4.29
Softs	2,803,423	1.21

Total	$47,768,478	20.56%

As of December 31, 2024, the Partnership’s total capitalization was $276,255,829.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,580,853	3.47%
Energy	6,737,403	2.44
Grains	4,691,569	1.70
Indices	7,972,540	2.89
Interest Rates U.S.	3,425,445	1.24
Interest Rates Non-U.S.	4,175,916	1.51
Livestock	1,676,071	0.61
Metals	7,628,132	2.76
Softs	3,427,044	1.24

Total	$49,314,973	17.86%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended June 30, 2025 and the twelve months ended December 31, 2024, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2025

			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,877,413	0.81%	$3,158,673	$1,680,235	$2,052,611
Energy	5,048,965	2.17	7,847,505	3,800,126	5,639,409
Grains	3,478,238	1.50	4,137,806	2,055,806	3,249,567
Indices	6,504,038	2.80	7,033,409	3,842,302	5,112,719
Interest Rates U.S.	1,022,110	0.44	2,524,022	943,778	1,405,853
Interest Rates Non-U.S.	4,660,283	2.01	5,513,914	3,298,054	4,831,405
Livestock	2,662,110	1.15	2,772,825	942,398	1,814,121
Metals	2,972,885	1.28	3,909,777	2,631,599	3,231,050
Softs	2,267,168	0.98	2,913,794	1,527,116	2,164,945

Total	$30,493,210	13.14%

*	Average of daily Values at Risk.

At December 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,538,222	1.28%	$5,906,349	$1,235,256	$3,340,748
Energy	5,024,692	1.82	16,471,138	4,112,211	6,984,108
Grains	2,372,341	0.86	3,369,761	1,227,310	2,064,105
Indices	5,385,437	1.95	10,982,037	3,410,115	6,425,361
Interest Rates U.S.	2,232,780	0.81	4,159,563	912,707	2,367,314
Interest Rates Non-U.S.	2,273,366	0.82	3,407,293	1,312,185	2,339,506
Livestock	696,548	0.25	863,858	244,173	592,765
Metals	2,105,866	0.76	5,237,520	1,052,863	2,491,318
Softs	1,560,169	0.56	3,620,646	928,600	1,935,506

Total	$25,189,421	9.11%

*	Annual average of daily Values at Risk.

At June 30, 2025, Transtrend Master’s total capitalization was $49,607,537 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2025, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2025

			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,904,003	5.85%	$4,916,455	$2,860,316	$3,991,824
Energy	641,916	1.29	1,405,802	225,289	702,217
Grains	1,387,935	2.80	1,965,319	1,089,223	1,517,100
Indices	1,451,014	2.92	2,285,696	773,804	1,562,599
Interest Rates U.S.	510,028	1.03	881,202	148,658	411,440
Interest Rates Non-U.S.	1,967,670	3.97	2,372,790	1,788,200	2,090,553
Livestock	816,750	1.65	993,548	478,913	822,290
Metals	1,425,046	2.87	1,633,576	1,034,650	1,359,925
Softs	536,255	1.08	1,047,025	422,338	778,837

Total	$11,640,617	23.46%

*	Average of daily Values at Risk.

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

At June 30, 2025, Drakewood Master’s total capitalization was $36,923,609 and the Partnership owned approximately 62.1% of Drakewood Master. As of June 30, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

June 30, 2025

			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$122,100	0.33%	$144,760	$-	$71,873
Metals	8,951,412	24.24	14,939,331	8,837,749	11,220,313

Total	$9,073,512	24.57%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS & Co.”).

MS & Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS & Co. As a consolidated subsidiary of Morgan Stanley, MS & Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021 and 2020. In addition, MS & Co. annually prepares an Audited Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS & Co.’s 2024 Audited Financial Statement.

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

Each of Morgan Stanley and MS & Co. is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding MS & Co.’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by MS & Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

MS & Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS & Co. is registered as a futures commission merchant and is a member of the NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS & Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with MS & Co. in connection with their investigations into MS & Co.’s blocks business. Specifically, MS & Co. entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required MS & Co. to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged MS & Co. with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, MS & Co. paid disgorgement and a civil penalty.

After the agreed-upon credits were applied, MS & Co. paid a total amount of approximately $249 million under both settlements.

On September 30, 2020, the SEC entered into a settlement order with MS & Co. settling an administrative action which relates to MS & Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS & Co.’s equity swaps business. The order found that MS & Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS & Co. willfully violated Section 200(g) of Regulation SHO. MS & Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Morgan Stanley has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by MS & Co. MS & Co. was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, Morgan Stanley’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS & Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS & Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS & Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS & Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS & Co. or sold to plaintiff by MS & Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS & Co.’s motion to dismiss the complaint. On July 15, 2022 MS & Co. filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the MS&Co.’s favor. The plaintiff has appealed.

Beginning in February of 2016, MS & Co. was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that MS & Co., together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including MS & Co., of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including MS & Co., had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including MS & Co., had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to MS & Co. and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including MS & Co., filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to MS&Co. and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and MS&Co.’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement.

MS&Co. is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of MS&Co., as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, MS&Co. and its affiliate, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, MS&Co. and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that MS & Co. and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege MS & Co. mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint sought, inter alia, treble damages. On February 22, 2018, MS & Co. moved to dismiss the amended complaint, and on July 17, 2018, the court denied MS & Co.’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings MS & Co. underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, MS & Co. reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS & Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS & Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS & Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS & Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS & Co. at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, MS & Co. entered into an agreement to settle the litigation.

In August of 2017, MS & Co. was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that MS & Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. On May 20, 2023, MS & Co. reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS & Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that MS & Co. believes do not have a material effect on the business of MS & Co. MS & Co. may establish reserves from time to time in connections with such actions.

Item lA.	Risk Factors .
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2025, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended June 30, 2025, there were subscriptions of 817.5150 Class A Redeemable Units totaling $2,430,000 and subscriptions of 79.8200 Class Z Redeemable Units totaling $100,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	2,055.7200	$3,053.26	45.0780	$1,291.91	N/A	N/A
May 1, 2025 - May 31, 2025	1,540.7710	$2,959.02	139.9200	$1,252.82	N/A	N/A
June 1, 2025 - June 30, 2025	1,416.0560	$2,999.44	55.9920	$1,270.73	N/A	N/A
	5,012.5470	$3,009.09	240.9900	$1,264.29

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
The
 Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2025, no
officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by the directors and officers of the General Partner.

3
7

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

Date: August 8, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 8, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.