Form 10-Q
period 2025-09-30
CERES ORION L.P.
filed 2025-11-10
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange A
ct).
Yes

No
X

As of October 31, 2025, 69,347.3208 Limited Partnership Class A Redeemable Units were outstanding and 1,977.8092 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investment in the Funds (1) , at fair value	$20,711,105	$24,935,235
Redemptions receivable from the Funds	1,060,199	9,403,496

Equity in trading account:
Unrestricted cash	159,148,142	190,226,056
Restricted cash	44,191,409	45,609,297
Foreign cash (cost $5,827,645 and $3,347,538 at September 30, 2025 and December 31, 2024, respectively)	5,864,752	3,213,658
Net unrealized appreciation on open futures contracts	10,483,569	3,276,793
Net unrealized appreciation on open forward contracts	244,977	320,007
Options purchased, at fair value (premiums paid $3,730,481 and $4,411,329 at September 30, 2025 and December 31, 2024, respectively)	4,252,770	3,905,070

Total equity in trading account	224,185,619	246,550,881

Interest receivable	542,438	698,631

Total assets	$246,499,361	$281,588,243

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $944,518 and $1,973,789 at September 30, 2025 and December 31, 2024, respectively)	$684,684	$2,005,080
Accrued expenses:
Ongoing selling agent fees	149,885	170,277
Management fees	191,415	223,127
General Partner fees	153,329	174,451
Incentive fees	-	165,306
Professional fees	299,070	246,184
Redemptions payable to General Partner	-	275,000
Redemptions payable to Limited Partners	3,950,150	2,072,989

Total liabilities	5,428,533	5,332,414

Partners’ Capital:
General Partner, Class Z, 2,155.6123 Redeemable Units outstanding at September 30, 2025 and December 31, 2024	3,043,080	2,944,939
Limited Partners, Class A, 70,727.6198 and 83,376.4938 Redeemable Units outstanding at September 30, 2025 and December 31, 2024, respectively	235,235,673	269,879,571
Limited Partners, Class Z, 1,977.8092 and 2,511.6262 Redeemable Units outstanding at September 30, 2025 and December 31, 2024, respectively	2,792,075	3,431,319

Total partners’ capital (net asset value)	241,070,828	276,255,829

Total liabilities and partners’ capital	$246,499,361	$281,588,243

Net asset value per Redeemable Unit:
Class A	$3,325.94	$3,236.88

Class Z	$1,411.70	$1,366.17

(1)	Defined in Note 1.
See accompanying notes to consolidated financial
stat
ements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
September 30, 2025
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,693	$62,361	0.03%
Energy	1,619	(1,193,930)	(0.50)
Grains	3,384	(2,902,081)	(1.21)
Indices	2,268	1,955,220	0.81
Interest Rates U.S.	1,198	(106,178)	(0.04)
Interest Rates Non-U.S.	7,251	(315,892)	(0.13)
Livestock	1,093	1,381,555	0.57
Metals	787	6,213,596	2.58
Softs	979	(1,854,408)	(0.77)

Total futures contracts purchased		3,240,243	1.34

Futures Contracts Sold
Currencies	1,795	599,084	0.25
Energy	1,656	1,159,820	0.48
Grains	5,754	4,714,844	1.96
Indices	809	566,419	0.23
Interest Rates U.S.	824	(478,301)	(0.20)
Interest Rates Non-U.S.	4,219	729,407	0.30
Livestock	515	(53,695)	(0.02)
Metals	234	(1,046,144)	(0.43)
Softs	1,723	1,051,892	0.44

Total futures contracts sold		7,243,326	3.01

Net unrealized appreciation on open futures contracts		$10,483,569	4.35%

Unrealized Appreciation on Open Forward Contracts
Currencies	$11,240,787	$108,409	0.04%
Metals	120	284,476	0.12

Total unrealized appreciation on open forward contracts		392,885	0.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$2,808,749	$(30,882)	(0.01)
Metals	45	(117,026)	(0.05)

Total unrealized depreciation on open forward contracts		(147,908)	(0.06)

Net unrealized appreciation on open forward contracts		$244,977	0.10%

Options Purchased
Calls
Grains	684	$552,330	0.23%
Puts
Grains	1,710	2,376,900	0.99
Livestock	684	1,323,540	0.55

Total options purchased (premiums paid $3,730,481)		$4,252,770	1.77%

Options Written
Calls
Grains	342	(188,784)	(0.08)%
Puts
Livestock	684	(495,900)	(0.21)

Total options written (premiums received $944,518)		$(684,684)	(0.29)%

Investment in the Funds
CMF Drakewood Master Fund LLC		$20,711,105	8.59%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$1,781,400	$2,705,763	$5,574,367	$8,726,652
Interest income allocated from the Funds	152,183	482,644	490,803	1,644,760

Total investment income	1,933,583	3,188,407	6,065,170	10,371,412

Expenses:
Expenses allocated from the Funds	108,945	113,457	296,120	283,284
Clearing fees related to direct investments	727,374	597,445	1,907,636	1,789,123
Ongoing selling agent fees	440,038	553,043	1,378,254	1,811,240
Management fees	555,799	764,577	1,790,026	2,556,115
General Partner fees	450,011	565,685	1,409,125	1,853,890
Incentive fees	-	-	-	1,013,156
Professional fees	201,435	265,484	625,998	749,320

Total expenses	2,483,602	2,859,691	7,407,159	10,056,128

Net investment income (loss)	(550,019)	328,716	(1,341,989)	315,284

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	13,257,234	(22,360,617)	(2,021,634)	(2,966,084)
Net realized gains (losses) on closed contracts allocated from the Funds	(2,172,404)	(3,192,276)	329,230	(3,051,739)
Net change in unrealized gains (losses) on open contracts	12,838,817	1,140,795	8,622,406	3,168,842
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,036,083	1,557,156	(611,379)	(2,931,842)

Total trading results	24,959,730	(22,854,942)	6,318,623	(5,780,823)

Net income (loss)	$24,409,711	$(22,526,226)	$4,976,634	$(5,465,539)

Net income (loss) per Redeemable Unit*:
Class A	$326.50	$(246.40)	$89.06	$(75.14)

Class Z	$140.97	$(101.02)	$45.53	$(23.73)

Weighted average Redeemable Units outstanding:
Class A	73,540.8921	88,528.5445	78,004.0521	91,397.1318

Class Z	4,243.2235	5,319.8408	4,431.8335	5,432.4994

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$321,367,518	96,034.0188	$7,833,196	5,587.9105	$329,200,714	101,621.9293
Subscriptions - Limited Partners	2,981,680	872.9890	13,000	8.7890	2,994,680	881.7780
Redemptions - General Partner	-	-	(300,430)	(203.1170)	(300,430)	(203.1170)
Redemptions - Limited Partners	(38,307,824)	(11,110.3150)	(544,337)	(375.6590)	(38,852,161)	(11,485.9740)
Net income (loss)	(5,379,224)	-	(86,315)	-	(5,465,539)	-

Partners’ Capital, September 30, 2024	$280,662,150	85,796.6928	$6,915,114	5,017.9235	$287,577,264	90,814.6163

Partners’ Capital, June 30, 2024	$318,804,311	90,630.0288	$7,884,044	5,330.3025	$326,688,355	95,960.3313
Subscriptions - Limited Partners	2,455,500	729.6200	13,000	8.7890	2,468,500	738.4090
Redemptions - Limited Partners	(18,593,247)	(5,562.9560)	(460,118)	(321.1680)	(19,053,365)	(5,884.1240)
Net income (loss)	(22,004,414)	-	(521,812)	-	(22,526,226)	-

Partners’ Capital, September 30, 2024	$280,662,150	85,796.6928	$6,915,114	5,017.9235	$287,577,264	90,814.6163

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323
Subscriptions - Limited Partners	4,435,000	1,447.8420	100,000	79.8200	4,535,000	1,527.6620
Redemptions - Limited Partners	(43,893,206)	(14,096.7160)	(803,429)	(613.6370)	(44,696,635)	(14,710.3530)
Net income (loss)	4,814,308	-	162,326	-	4,976,634	-

Partners’ Capital, September 30, 2025	$235,235,673	70,727.6198	$5,835,155	4,133.4215	$241,070,828	74,861.0413

Partners’ Capital, June 30, 2025	$226,839,575	75,627.3018	$5,522,704	4,346.0975	$232,362,279	79,973.3993
Subscriptions - Limited Partners	1,700,000	535.5190	-	-	1,700,000	535.5190
Redemptions - Limited Partners	(17,119,170)	(5,435.2010)	(281,992)	(212.6760)	(17,401,162)	(5,647.8770)
Net income (loss)	23,815,268	-	594,443	-	24,409,711	-

Partners’ Capital, September 30, 2025	$235,235,673	70,727.6198	$5,835,155	4,133.4215	$241,070,828	74,861.0413

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
As of September 30, 2025, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”) and Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout and Northlander. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
Effective July 1, 2024, Opus directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Opus’s Advanced Ag Program. The General Partner and Opus have agreed that Opus will trade the Partnership’s assets allocated to Opus at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future, subject to certain restrictions.
Effective October 1, 2020, Quantica directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to the Quantica Managed Futures Program. The General Partner and Quantica have agreed that Quantica will trade the Partnership’s assets allocated to Quantica at a level that is up to 2.0 times the amount of the assets allocated. The amount of leverage may be increased or decreased in the future.
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
Prior to its termination effective December 31, 2024, Breakout directly traded a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to an enhanced version of Breakout’s Propeller Program. The General Partner and Breakout had agreed that Breakout would trade the Partnership’s assets allocated to Breakout at a level that is up to 2.0 times the amount of the assets allocated.
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
investors. Class Z Redeemable Units were first issued on August 1, 2011. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Stanley Wealth Man
age
ment”) and certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class A Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion.
During the reporting periods ended September 30, 2025 and 2024, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.
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
The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class A were $440,038 and $1,378,254, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2024 for Class A were $553,043 and $1,811,240, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2026, unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result there of by 12).
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2025 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2025 and 2024, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Funds.
The Partnership consolidates its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of September 30, 2025 and December 31, 2024, includes the portfolio holdings of Transtrend Master. The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to
Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of Drakewood Master. As of and for the period ended September 30, 2024, the Partnership carried its investment in NL Master based on the Partnership’s (1) net contributions to NL Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
requirements, as determ
in
ed by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable.
At
September 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was $44,191,409 and $45,609,297, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $5,864,752 (cost of $5,827,645) and $3,213,658 (cost of $3,347,538) at September 30, 2025 and December 31, 2024, respectively.
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
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of
Financial Services—Investment Companies (Topic 946)
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
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, (ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying Statements of Income and Expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Consolidated Statements of Financial Condition and significant segment expenses are reported in the accompanying Consolidated Statements of Income an
d Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as
reported in
the
Partnership’s Annual Report on Form
10-K
for
the
year ended December 31, 2024.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024				Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Class A		Class Z		Class A		Class Z		Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$333.94		$141.59		$(249.88)		$(105.12)		$106.27		$45.37		$(78.02)		$(33.30)
Net investment income (loss)	(7.44)		(0.62)		3.48		4.10		(17.21)		0.16		2.88		9.57

Increase (decrease) for the period	326.50		140.97		(246.40)		(101.02)		89.06		45.53		(75.14)		(23.73)
Net asset value per Redeemable Unit, beginning of period	2,999.44		1,270.73		3,517.65		1,479.10		3,236.88		1,366.17		3,346.39		1,401.81

Net asset value per Redeemable Unit, end of period	$3,325.94		$1,411.70		$3,271.25		$1,378.08		$3,325.94		$1,411.70		$3,271.25		$1,378.08

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024				Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Class A		Class Z		Class A		Class Z		Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(1.0)%		(0.2)%		0.4	%	1.2	%	(0.7)%		-	%	0.2	%	1.0	%

Operating expenses	4.2	%	3.5	%	3.8	%	3.0	%	4.0	%	3.3	%	3.7	%	3.0	%
Incentive fees	-	%	-	%	-	%	-	%	-	%	-	%	0.3	%	0.3	%

Total expenses	4.2	%	3.5	%	3.8	%	3.0	%	4.0	%	3.3	%	4.0	%	3.3	%

Total return:
Total return before incentive fees	10.9	%	11.1	%	(7.0)%		(6.8)%		2.8	%	3.3	%	(1.9)%		(1.4)%
Incentive fees	-	%	-	%	-	%	-	%	-	%	-	%	(0.3)%		(0.3)%

Total return after incentive fees	10.9	%	11.1	%	(7.0)%		(6.8)%		2.8	%	3.3	%	(2.2)%		(1.7)%

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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 was 40,961 and 33,996, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 was 37,641 and 36,251, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 was 246 and 264, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 was 304 and 179, respectively. The monthly average notional value of currency forward contracts traded during the three months ended September 30, 2025 and 2024 was $28,986,156 and $99,339,529, respectively. The monthly average notional value of currency forward contracts traded during the nine months ended September 30, 2025 and 2024 was $40,586,198 and $86,410,029, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 was 3,477 and 3,215, respectively. The monthly average number of option contracts traded directly by the Par tne
rship during the nine months ended September 30, 2025 and 2024 was 3,117 and 1,167, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024, respectively.

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
September 30, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$22,949,046	$(12,465,477)	$10,483,569	$-	$-	$10,483,569
Forwards	284,488	(118,446)	166,042	-	-	166,042

	23,233,534	(12,583,923)	10,649,611	-	-	10,649,611
JPMorgan
Forwards	108,397	(29,462)	78,935	-	-	78,935

Total assets	$23,341,931	$(12,613,385)	$10,728,546	$-	$-	$10,728,546

Liabilities
MS&Co.
Futures	$(12,465,477)	$12,465,477	$-	$-	$-	$-
Forwards	(118,446)	118,446	-	-	-	-

	(12,583,923)	12,583,923	-	-	-	-
JPMorgan
Forwards	(29,462)	29,462	-	-	-	-

Total liabilities	$(12,613,385)	$12,613,385	$-	$-	$-	$-

Net fair value						$10,728,546	*

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$22,260,086	$(18,983,293)	$3,276,793	$-	$-	$3,276,793
Forwards	494,409	(382,035)	112,374	-	-	112,374

	22,754,495	(19,365,328)	3,389,167	-	-	3,389,167
JPMorgan
Forwards	301,960	(94,327)	207,633	-	-	207,633

Total assets	$23,056,455	$(19,459,655)	$3,596,800	$-	$-	$3,596,800

Liabilities
MS&Co.
Futures	$(18,983,293)	$18,983,293	$-	$-	$-	$-
Forwards	(382,035)	382,035	-	-	-	-

	(19,365,328)	19,365,328	-	-	-	-
JPMorgan
Forwards	(94,327)	94,327	-	-	-	-

Total liabilities	$(19,459,655)	$19,459,655	$-	$-	$-	$-

Net fair value						$3,596,800	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and a counterparty to the Partnership’s non-exchange-traded
contracts, as applicable, and JPMorgan, as a counterparty to certain of the Funds non-exchange
traded contracts, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty, may not post collateral and as such, in the event of default by such counterparty, the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearingho use
interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
Assets
Futures Contracts
Currencies	$1,052,306
Energy	2,027,278
Grains	4,804,057
Indices	2,903,752
Interest Rates U.S.	325,345
Interest Rates Non-U.S.	1,869,376
Livestock	1,907,240
Metals	6,303,339
Softs	1,756,353

Total unrealized appreciation on open futures contracts	22,949,046

Liabilities
Futures Contracts
Currencies	(390,861)
Energy	(2,061,388)
Grains	(2,991,294)
Indices	(382,113)
Interest Rates U.S.	(909,824)
Interest Rates Non-U.S.	(1,455,861)
Livestock	(579,380)
Metals	(1,135,887)
Softs	(2,558,869)

Total unrealized depreciation on open futures contracts	(12,465,477)

Net unrealized appreciation on open futures contracts	$10,483,569	*

Assets
Forward Contracts
Currencies	$108,409
Metals	284,476

Total unrealized appreciation on open forward contracts	392,885

Liabilities
Forward Contracts
Currencies	$(30,882)
Metals	(117,026)

Total unrealized depreciation on open forward contracts	(147,908)

Net unrealized appreciation on open forward contracts	$244,977	**

Assets
Options Purchased
Grains	$2,929,230
Livestock	1,323,540

Total options purchased	$4,252,770	***

Liabilities
Options Written
Grains	$(188,784)
Livestock	(495,900)

Total options written	$(684,684)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2025		2024		2025		2024
Currencies	$1,534,067		$(16,094,322)		$(8,134,766)		$(8,331,150)
Energy	2,780,895		(4,065,982)		(8,251,958)		(3,933,217)
Grains	1,757,853		(1,817,546)		(1,272,126)		(3,511,404)
Indices	8,622,937		(1,572,878)		4,149,375		6,344,649
Interest Rates U.S.	(650,194)		1,915,895		(1,611,588)		3,624,032
Interest Rates Non-U.S.	(280,214)		758,189		(1,361,420)		(6,508,951)
Livestock	5,926,660		(1,171,035)		10,851,456		(2,643,638)
Metals	7,336,448		(1,326,661)		13,858,164		2,352,367
Softs	(932,401)		2,154,518		(1,626,365)		12,810,070

Total	$26,096,051	*****	$(21,219,822)	*****	$6,600,772	*****	$202,758	*****

*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and
th
e Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2025 and December 31, 2024 and for the periods ended September 30, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$22,949,046	$21,785,981	$1,163,065	$-
Forwards	392,885	-	392,885	-
Options purchased	4,252,770	4,252,770	-	-

Total assets	$27,594,701	$26,038,751	$1,555,950	$-

Liabilities
Futures	$12,465,477	$12,359,097	$106,380	$-
Forwards	147,908	-	147,908	-
Options written	684,684	684,684	-	-

Total liabilities	$13,298,069	$13,043,781	$254,288	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$22,260,086	$21,975,821	$284,265	$-
Forwards	796,369	-	796,369	-
Options purchased	3,905,070	3,905,070	-	-

Total assets	$26,961,525	$25,880,891	$1,080,634	$-

Liabilities
Futures	$18,983,293	$18,347,493	$635,800	$-
Forwards	476,362	-	476,362	-
Options written	2,005,080	2,005,080	-	-

Total liabilities	$21,464,735	$20,352,573	$1,112,162	$-

The Investment in the Funds measured using the net asset value practical expedient
is not required to be included in the fair value hierarchy. Please refer to the Consolidated Condensed Schedules of Investments as of September 30, 2025 and December 31, 2024, respectively.

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
On May 1, 2022, the Partnership allocated a portion of its assets to Drakewood Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Drakewood Master permits accounts managed by Drakewood using the Drakewood Prospect Fund Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. Drakewood trades at a level that is up to 2 times the amount of the Fund’s assets allocated to it. The General Partner is also the Trading Manager of Drakewood Master. Individual and pooled accounts managed by Drakewood, including the Partnership, are permitted to be members of Drakewood Master. The Trading Manager and Drakewood believe that trading through the master/feeder structure promotes efficiency and economy in the trading process.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2025.
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
As of September 30, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 63.3% of Drakewood Master. At December 31, 2024, the Partnership owned 100.0% of Transtrend Master and approximately 58.7% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. The Partnership consolidates its wholly owned investment in Transtrend Master. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Pa rtner
ship traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$58,758,490	$1,606,178	$57,152,312
Drakewood Master	37,821,116	5,159,952	32,661,164

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$65,390,517	$544,210	$64,846,307
NL Master	13,129,914	13,129,914	-
Drakewood Master	44,926,030	2,584,283	42,341,747

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$169,694	$8,071,359	$8,241,053
Drakewood Master	69,463	(1,833,065)	(1,763,602)

	For the nine months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Ma ster	$454,798	$(3,398,795)	$(2,943,997)
Drakewood Master	318,798	(325,336)	(6,538)

	For the three months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$232,425	$(8,547,178)	$(8,314,753)
NL Master	260,366	(3,061,068)	(2,800,702)
Drakewood Master	327,601	887,801	1,215,402

	For the nine months ended September 30, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$(110,507)	$4,829,239	$4,718,732
NL Master	1,084,910	(9,047,397)	(7,962,487)
Drakewood Master	1,010,899	572,411	1,583,310

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	September 30, 2025		For the three months ended September 30, 2025
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.71%	$57,152,312	$8,460,168	$90,793	$19,060	$109,262	$-	$8,241,053	Commodity Portfolio	Monthly
Drakewood Master	8.59%	20,711,105	(984,138)	97,079	11,866	-	-	(1,093,083)	Commodity Portfolio	Monthly

Total		$77,863,417	$7,476,030	$187,872	$30,926	$109,262	$-	$7,147,970

	September 30, 2025		For the nine months ended September 30, 2025
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.71%	$57,152,312	$(2,171,430)	$345,361	$57,180	$370,026	$-	$(2,943,997)	Commodity Portfolio	Monthly
Drakewood Master	8.59%	20,711,105	208,655	260,973	35,147	-	-	(87,465)	Commodity Portfolio	Monthly

Total		$77,863,417	$(1,962,775)	$606,334	$92,327	$370,026	$-	$(3,031,462)

	December 31, 2024		For the three months ended September 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.47%	$64,846,307	$(7,968,626)	$182,741	$18,625	$144,760	$-	$(8,314,752)	Commodity Portfolio	Monthly
NL Master	-%	-	(1,933,657)	21,042	11,524	-	-	(1,966,223)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	781,180	70,650	10,241	-	-	700,289	Commodity Portfolio	Monthly

Total		$89,781,542	$(9,121,103)	$274,433	$40,390	$144,760	$-	$(9,580,686)

	December 31, 2024		For the nine months ended September 30, 2024
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.47%	$64,846,307	$6,755,652	$497,052	$55,874	$470,837	$1,013,156	$4,718,733	Commodity Portfolio	Monthly
NL Master	-%	-	(5,504,515)	55,078	35,035	-	-	(5,594,628)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	1,165,693	161,409	31,762	-	-	972,522	Commodity Portfolio	Monthly

Total		$89,781,542	$2,416,830	$713,539	$122,671	$470,837	$1,013,156	$96,627

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the three months ended September 30, 2025, the General Partner estimates approximately 1.5% to 3.0% of the Partnership’s/Funds’ contracts are traded OTC.
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
The risk to the limited partners that have p
urc
hased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2025.

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

For the nine months ended September 30, 2025, the Partnership’s capital decreased 12.7% from $276,255,829 to $241,070,828. This decrease was attributable to redemptions of 14,096.7160 Class A limited partner Redeemable Units totaling $43,893,206, redemptions of 613.6370 Class Z limited partner Redeemable Units totaling $803,429, which was partially offset by subscriptions of 1,447.8420 Class A limited partner Redeemable Units totaling $4,435,000, subscriptions of 79.8200 Class Z limited partner Redeemable Units totaling $100,000 and a net income of $4,976,634. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2025, the net asset value per Redeemable Unit for Class A increased 10.9% from $2,999.44 to $3,325.94, as compared to a decrease of 7.0% in the third quarter of 2024. During the Partnership’s third quarter of 2025, the net asset value per Redeemable Unit for Class Z increased 11.1% from $1,270.73 to $1,411.70, as compared to a decrease of 6.8% in the third quarter of 2024. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2025 of $24,959,730. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock, non-U.S. interest rates and metals and were partially offset by losses in U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2024 of $22,854,942. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock and metals and were partially offset by gains in U.S. and non-U.S. interest rates and softs.

During the third quarter, the Partnership’s most notable gains were achieved in the global stock index sector during all three months of the quarter from long positions in Asian and U.S. equity index futures, as demand for artificial intelligence stocks and expectations for central bank interest rate cuts buoyed investor demand for risk assets. Gains were recorded in the agricultural sector during July and August from long positions in livestock futures, as prices continued to advance amid a depletion of U.S. cattle supply. Further gains in the sector came during July and September from short futures positions in soybeans, soybean meal, and wheat. In the metals sector, gains were recorded during August and September from long positions in gold, silver, and platinum futures as prices rallied on increased investor demand for precious metals. Additional gains were achieved in the energy sector during July from long positions in crude oil and its refined products as proposed tariffs on global energy products pushed prices higher. In the currency sector, gains were recorded during September from short positions in Japanese yen, Canadian dollar, and European cross currency positions. Gains were also experienced during August and September from long positions in global shipping futures, as increased demand for freight capacity boosted prices. A portion of the Partnership’s gains for the third quarter was offset by losses in the global fixed income sector during September from positions in long-term and short-term U.S. fixed income futures, as prices across the U.S. yield curve moved without consistent direction amid future interest rate uncertainty. Further losses in the global fixed income sector were recorded during July from long positions in European and U.S. government debt futures, as prices fluctuated amid a lack of clarity over global central bank interest rate policies.

During the Partnership’s nine months ended September 30, 2025, the net asset value per Redeemable Unit for Class A increased 2.8% from $3,236.88 to $3,325.94, as compared to a decrease of 2.2% during the nine months ended September 30, 2024. During the Partnership’s nine months ended September 30, 2025, the net asset value per Redeemable Unit for Class Z increased 3.3% from $1,366.17 to $1,411.70, as compared to a decrease of 1.7% during the nine months ended September 30, 2024. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2025 of $6,318,623. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, livestock and metals and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2024 of $5,780,823. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates and livestock and were partially offset by gains in indices, metals, U.S. interest rates and softs.

During the first nine months of the year, the Partnership’s largest gains were achieved in the metals sector during each month of the first quarter from long positions in gold futures, as investor demand for precious metals spiked on a weakening dollar and concerns for the strength of the global economy. Further gains in the metals sector were recorded during August and September from long positions in gold, silver, and platinum futures, as prices rose on continued investor demand for precious metals. Gains were achieved in the global stock index sector during all three months of the third quarter from long positions in Asian and U.S. equity index futures as demand for artificial intelligence stocks and expectations for central bank interest rate cuts buoyed investor demand for risk assets. Gains were also recorded within the agricultural sector from long positions in live cattle futures as prices trended higher throughout much of the first three quarters on low cattle slaughter rates and tight supply conditions. A portion of the Partnership’s overall gains for the first nine months of the year was offset by losses in the energy sector during April from long positions in Brent crude oil futures, as prices fell sharply as the OPEC+ nations announced a surprise production increase. Additional energy losses were experienced from long positions in European electricity futures during January and February and from short positioning during May and June. Losses in the currency sector were recorded throughout the first four months of the year primarily from short positions in the euro, Canadian dollar and Japanese yen versus the U.S. dollar, as the relative value of the dollar weakened amid uncertainty the effects trade tariffs would have on the U.S. economy. Further losses were recorded in the global fixed income sector during February and May from short positions in U.S. 30-year Treasury bond futures, as prices rallied on increased investor demand for “safe-haven” assets. Elsewhere, losses in the global freight index sector were recorded during June, as prices advanced amid speculation tensions in the Middle East would curtail global shipping capacity.

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

As of September 30, 2025, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2025 decreased by $1,254,824 and $4,306,242, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2025 increased by $129,929 and $118,513, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and nine months ended September 30, 2025 decreased by $113,005 and $432,986, respectively, as compared to the corresponding periods in 2024. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2025 decreased by $208,778 and $766,089, respectively, as compared to the corresponding periods in 2024. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2025 decreased by $115,674 and $444,765, respectively, as compared to the corresponding periods in 2024. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $0 and $0, respectively. Trading performance for the three and nine months ended September 30, 2024 resulted in incentive fees of $0 and $1,013,156, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2025 and June 30, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2025	September 30, 2025 (percentage of Partners’ Capital)	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)
Transtrend	$57,652,059	24%	$49,607,238	21%
Drakewood	$20,711,105	8%	$22,984,478	10%
JSCL	$73,173,565	30%	$66,599,035	29%
Quantica	$47,253,247	20%	$43,873,511	19%
Opus	$21,257,533	9%	$21,514,816	9%
Unallocated	$21,023,319	9%	$27,783,201	12%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Opus directly trade managed accounts in the name of the Partnership. As of September 30, 2025, Transtrend and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the Partnership’s total capitalization was $241,070,828.

September 30, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,590,675	1.90%
Energy	6,250,273	2.59
Grains	5,593,760	2.32
Indices	10,286,136	4.27
Interest Rates U.S.	2,455,131	1.02
Interest Rates Non-U.S.	4,538,496	1.88
Livestock	2,054,360	0.85
Metals	8,757,091	3.63
Softs	3,419,978	1.42

Total	$47,945,900	19.88%

As of December 31, 2024, the Partnership’s total capitalization was $276,255,829.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,580,853	3.47%
Energy	6,737,403	2.44
Grains	4,691,569	1.70
Indices	7,972,540	2.89
Interest Rates U.S.	3,425,445	1.24
Interest Rates Non-U.S.	4,175,916	1.51
Livestock	1,676,071	0.61
Metals	7,628,132	2.76
Softs	3,427,044	1.24

Total	$49,314,973	17.86%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended September 30, 2025 and the twelve months ended December 31, 2024, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2025

			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,440,985	1.01%	$2,890,516	$1,589,737	$2,102,643
Energy	4,802,685	1.99	5,250,324	4,041,760	4,772,845
Grains	3,851,518	1.60	6,528,048	3,119,495	4,018,449
Indices	8,761,716	3.63	10,126,846	6,426,569	8,407,042
Interest Rates U.S.	1,163,914	0.48	1,898,083	972,075	1,339,659
Interest Rates Non-U.S.	2,885,546	1.20	4,765,393	2,737,749	3,590,101
Livestock	1,206,370	0.50	2,894,183	1,206,370	2,150,790
Metals	2,916,824	1.21	3,502,024	2,111,047	2,866,050
Softs	2,264,136	0.94	2,567,141	1,482,934	2,095,392

Total	$30,293,694	12.56%

*	Average of daily Values at Risk.

At December 31, 2024, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,538,222	1.28%	$5,906,349	$1,235,256	$3,340,748
Energy	5,024,692	1.82	16,471,138	4,112,211	6,984,108
Grains	2,372,341	0.86	3,369,761	1,227,310	2,064,105
Indices	5,385,437	1.95	10,982,037	3,410,115	6,425,361
Interest Rates U.S.	2,232,780	0.81	4,159,563	912,707	2,367,314
Interest Rates Non-U.S.	2,273,366	0.82	3,407,293	1,312,185	2,339,506
Livestock	696,548	0.25	863,858	244,173	592,765
Metals	2,105,866	0.76	5,237,520	1,052,863	2,491,318
Softs	1,560,169	0.56	3,620,646	928,600	1,935,506

Total	$25,189,421	9.11%

*	Annual average of daily Values at Risk.

At September 30, 2025, Transtrend Master’s total capitalization was $57,152,312 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2025, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2025

			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,063,546	3.61%	$3,107,901	$1,998,849	$2,342,188
Energy	1,447,588	2.53	1,447,588	507,936	762,011
Grains	1,742,242	3.05	1,947,742	1,396,972	1,682,304
Indices	1,524,420	2.67	1,665,717	1,303,584	1,495,442
Interest Rates U.S.	1,291,217	2.26	1,493,547	526,867	1,013,444
Interest Rates Non-U.S.	1,652,950	2.89	2,017,007	1,457,363	1,679,792
Livestock	847,990	1.48	849,035	702,790	760,160
Metals	1,985,185	3.47	1,987,163	1,313,286	1,628,475
Softs	1,155,842	2.02	1,155,842	519,340	748,936

Total	$13,710,980	23.98%

*	Average of daily Values at Risk.

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

At September 30, 2025, Drakewood Master’s total capitalization was $32,661,164 and the Partnership owned approximately 63.3% of Drakewood Master. As of September 30, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

September 30, 2025

			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$136,089	0.42%	$257,180	$103,346	$164,830
Metals	6,090,177	18.65	9,325,097	5,259,059	6,824,699

Total	$6,226,266	19.07%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2024 Audited Financial Statement.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated statement of financial condition and the Company can reasonably estimate the amount of that loss or the range of loss, the Company accrues an estimated loss by a charge to income, including with respect to certain of the individual proceedings or investigations described below.

The Company’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government or regulatory agency investigations and private litigation affecting global financial services firms, including the Company.

In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where the Company has determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, the Company may be unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.

The Company has identified below any individual proceedings or investigations where the Company believes a material loss to be reasonably possible. In certain legal proceedings in which the Company has determined that a material loss is reasonably possible, the Company is unable to reasonably estimate the loss or range of loss. There are other matters in which the Company has determined a loss or range of loss to be reasonably possible, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the consolidated statement of financial condition as a whole, although the outcome of such proceedings or investigations may significantly impact the Company’s business or results of operations for any particular reporting period, or cause significant reputational harm.

While the Company has identified below certain proceedings or investigations that the Company believes to be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible.

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, the affiliate, the Company, and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement and, on August 5, 2025, granted final approval.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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
10-Q
for the quarters ended March 31, 2025 and June 30, 2025, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended September 30, 2025, there were subscriptions of 535.5190 Class A Redeemable Units totaling $1,700,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	2,522.4530	$3,051.22	154.3110	$1,293.48	N/A	N/A
August 1, 2025 - August 31, 2025	1,749.8420	$3,174.49	N/A	N/A	N/A	N/A
September 1, 2025 - September 30, 2025	1,162.9060	$3,325.94	58.3650	$1,411.70	N/A	N/A
	5,435.2010	$3,149.68	212.6760	$1,325.92

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by the directors and officers of the General Partner.

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

Date: November 10, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 10, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.