Form 10-K
period 2025-12-31
CERES ORION L.P.
filed 2026-03-20
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
of the Exchange Act).
Yes

No
X
Limited Partnership Redeemable Units with an aggregate value of $229,623,085 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2026,
67,166.3208 Limited Partnership Class A Redeemable Units were outstanding and 1,880.3612 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2025, 2024 and 2023 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

As of December 31, 2025, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”) and Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout and Northlander. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the years ended December 31, 2025, 2024 and 2023, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2025.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with JPMorgan and MS&Co.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contributions and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

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

For the period January 1, 2025 through December 31, 2025, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 65.0% of Drakewood Master. At December 31, 2024, the Partnership owned 100.0% of Transtrend Master and approximately 58.7% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) equal to 1/12 of 0.75% (0.75% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. The General Partner fee is allocated proportionally to each Class based on the net asset value of the respective Class. This fee may be increased or decreased at the discretion of the General Partner.

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

The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2025 and 2024, the amount of cash held by the Partnership for margin requirements was $38,337,706 and $45,609,297, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Transtrend Master on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

The ongoing selling agent fees for the twelve months ended December 31, 2025, 2024 and 2023 for Class A were $1,818,597, $2,324,995 and $2,750,424, respectively (which are inclusive of the Harbor selling agent fees as further described below). Class Z Redeemable Units are not subject to an ongoing selling agent fee.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2025 was $231,783,151.

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
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Fund’s advisors, and the Partnership/Funds. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.
Item 1B.
Unresolved Staff Comments
.
Not applicable.
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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and tax, accounting, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11,

2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2026 was 1,700 for Class A Redeemable Units and 24 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2025 or 2024. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2025, there were subscriptions of 1,530.0500 Redeemable Units of Class A totaling $4,710,000 and 79.8200 Redeemable Units of Class Z totaling $100,000. For the twelve months ended December 31, 2024, there were subscriptions of 1,340.4160 Redeemable Units of Class A totaling $4,501,680 and 151.3150 Redeemable Units of Class Z totaling $204,425. For the twelve months ended December 31, 2023, there were subscriptions of 3,537.2660 Redeemable Units of Class A totaling $12,751,279 and 329.3770 Redeemable Units of Class Z totaling $495,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	1,432.9160	$3,347.95	N/A	N/A	N/A	N/A
November 1, 2025 - November 30, 2025	1,090.5300	$3,390.06	97.4480	$1,440.72	N/A	N/A
December 1, 2025 - December 31, 2025	1,120.0610	$3,373.18	N/A	N/A	N/A	N/A
	3,643.5070	$3,368.31	97.4480	$1,440.72

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

The programs traded by each Advisor on behalf of the Partnership are: Opus - Opus Advanced Ag Program; Drakewood – Drakewood Prospect Fund Strategy; Breakout – an enhanced version of Breakout’s Propeller Program; Quantica – Quantica Managed Futures Program; Transtrend – Diversified Trend Program – Enhanced Risk Portfolio (US Dollar); Northlander – Northlander Commodity Program; JSCL – Systematic Strategy Program. As of December 31, 2025 and September 30, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2025	December 31, 2025 (percentage of Partners’ Capital)	September 30, 2025	September 30, 2025 (percentage of Partners’ Capital)
Transtrend	$56,128,288	24%	$57,652,059	24%
Drakewood	$22,062,539	10%	$20,711,105	8%
JSCL	$64,197,701	28%	$73,173,565	30%
Quantica	$46,543,684	20%	$47,253,247	20%
Opus	$18,231,753	8%	$21,257,533	9%
Unallocated	$24,619,186	10%	$21,023,319	9%

Opus Futures, LLC

Opus trades the Partnership’s assets allocated to it directly pursuant to Opus’s Advanced Ag Program (the “Program”). The General Partner and Opus have agreed that Opus will trade the Partnership’s assets allocated to Opus at 1.5 times the amount of the assets allocated. The Program is a fundamental discretionary strategy primarily focused on agricultural commodities, specifically grains, oilseeds, and livestock. Opus takes a medium-to-long term outlook, typically holding trades for several weeks up to several months, depending on the opportunity set.

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

The portfolio is intentionally concentrated on a limited number of grains and livestock markets. Position and risk management are at the trader’s discretion, meaning there are no hard-coded portfolio or position stop-outs.

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

For the period January 1, 2025 through December 31, 2025, the average allocation by commodity market sector for each of the Funds was as follows:

Transtrend Master

Currencies	23.9%
Energy	7.5%
Grains	11.6%
Indices	12.2%
Interest Rates U.S.	6.1%
Interest Rates Non-U.S.	13.6%
Livestock	5.3%
Metals	11.9%
Softs	7.9%

Drakewood Master

Currencies	2.0%
Metals	98.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2025.

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

From January 1, 2025 through December 31, 2025, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2025, 17,740.2230 limited partner Redeemable Units of Class A were redeemed totaling $56,165,667, 711.0850 limited partner Redeemable Units of Class Z were redeemed totaling $943,824 and 397.3650 General Partner Redeemable Units of Class Z were redeemed totaling $570,000. For the year ended December 31, 2024, 13,997.9410 limited partner Redeemable Units of Class A were redeemed totaling $47,555,135, 667.5770 limited partner Redeemable Units of Class Z were redeemed totaling $943,147 and 404.4100 General Partner Redeemable Units of Class Z were redeemed totaling $575,430. For the year ended December 31, 2023, 10,668.0200 limited partner Redeemable Units of Class A were redeemed totaling $37,489,122, 1,047.3910 limited partner Redeemable Units of Class Z were redeemed totaling $1,566,196 and 178.3530 General Partner Redeemable Units of Class Z were redeemed totaling $250,016.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2025, there were subscriptions of 1,530.0500 limited partner Redeemable Units of Class A totaling $4,710,000 and 79.8200 limited partner Redeemable Units of Class Z totaling $100,000. For the year ended December 31, 2024, there were subscriptions of 1,340.4160 limited partner Redeemable Units of Class A totaling $4,501,680 and 151.3150 limited partner Redeemable Units of Class Z totaling $204,425. For the year ended December 31, 2023, there were subscriptions of 3,537.2660 limited partner Redeemable Units of Class A totaling $12,751,279 and 329.3770 limited partner Redeemable Units of Class Z totaling $495,000.

(c) Results of Operations.

For the year ended December 31, 2025, the net asset value per Redeemable Unit for Class A increased 4.2% from $3,236.88 to $3,373.18. For the year ended December 31, 2025, the net asset value per Redeemable Unit for Class Z increased 5.0% from $1,366.17 to $1,434.45. For the year ended December 31, 2024, the net asset value per Redeemable Unit for Class A decreased 3.3% from $3,346.39 to $3,236.88. For the year ended December 31, 2024, the net asset value per Redeemable Unit for Class Z decreased 2.5% from $1,401.81 to $1,366.17. For the year ended December 31, 2023, the net asset value per Redeemable Unit for Class A decreased 7.5% from $3,618.20 to $3,346.39. For the year ended December 31, 2023, the net asset value per Redeemable Unit for Class Z decreased 6.8% from $1,504.31 to $1,401.81.

The Partnership experienced a net trading gain of $10,326,399 before fees and expenses in 2025. Gains were primarily attributable to the Partnership’s/Funds’ trading in indices, livestock and metals and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and softs.

During the first quarter of 2025, the Partnership’s largest losses were incurred within the currency sector throughout the period, primarily from short positions in the euro and Japanese yen versus the U.S. dollar, as the dollar weakened amid uncertainty surrounding the effects that trade tariffs would have on the U.S. economy. In the energy sector, losses were recorded during January and February from long positions in European electricity futures and global carbon emission futures as weakening power demand pushed prices lower. Further losses were recorded in the global fixed income sector during February from short positions in U.S. fixed income futures as prices advanced on increased investor demand. In the global stock index markets, losses were incurred during March from long positions in European, U.S., and Asian equity index futures as investors assessed the potential impacts of a global trade war. Additional losses were experienced during March in the agricultural markets from positions in corn futures as volatile, choppy price action roiled the grains markets. Small losses from long positions in shipping freight index futures were recorded during January and March. A portion of the Partnership’s overall first quarter losses was offset by gains in the metals markets during each month of the quarter from long positions in gold futures, as investor demand for precious metals strengthened amid concerns about the global economic outlook.

During the second quarter of 2025, the Partnership’s largest losses were recorded in April in the energy markets from long positions in Brent crude oil futures, as prices fell sharply following a surprise production increase announced by the OPEC+ nations. In currencies, losses were incurred during April from short positions in the Canadian dollar and Swiss franc versus the U.S. dollar as the relative value of the U.S. currency declined sharply. Long positions in European and Asian equity index futures also recorded losses during April as the prospect of widespread tariff implementation weighed on stock prices. Within the global fixed income markets, losses were recorded during May from long positions in short-term U.S. and European interest rate futures as yields moved higher. In the metals markets, losses were incurred during May from long positions in gold and platinum futures as prices reversed lower amid weakening investor demand for precious metals. Losses from short positions in the global freight index sector were recorded during June as prices advanced. A portion of the Partnership’s second quarter losses was offset by gains in the agricultural sector during May and June from long positions in live cattle futures, as prices rallied on tightening U.S. cattle herd production.

During the third quarter of 2025, the Partnership’s most notable gains were achieved in the global stock index sector throughout all three months of the quarter from long positions in Asian and U.S. equity index futures, as demand for artificial intelligence-related stocks and expectations for central bank interest rate cuts supported investor appetite for risk assets. Gains were also recorded in the agricultural sector during July and August from long positions in livestock futures as prices advanced. In the metals sector, gains were generated during August and September from long positions in gold, silver, and platinum futures as increased investor demand for precious metals pushed prices higher. Additional gains were achieved in the energy sector during July from long positions in crude oil and its refined products as proposed tariffs contributed to rising prices. In the currency sector, gains were recorded during September from short positions in Japanese yen, Canadian dollar, and various European cross-currency pairs. Gains were also experienced during August and September from long positions in global shipping futures. A portion of the Partnership’s third quarter gains was offset by losses in the global fixed income sector during September from positions in long-term and short-term U.S. fixed income futures, amid uncertainty about the future path of interest rates.

During the fourth quarter of 2025, the Partnership’s most notable gains were achieved throughout all three months of the quarter from long positions in gold and silver futures, as prices rallied on increased investor demand for precious metals. In the currency sector, gains were recorded during October from short positions in Japanese yen versus the U.S. dollar, as the dollar rebounded strongly. Additional gains were recorded during October from long positions in Asian, U.S., and European equity index futures as stock prices advanced on optimism for global trade negotiations. In the energy markets, gains were achieved during December from positions in European coal, electrical power, and carbon emission futures. A portion of the Partnership’s fourth quarter gains was offset by losses incurred during October in the agricultural sector from short futures positions in the grains as prices moved higher amid speculation that ongoing tariff negotiations would boost demand for U.S. grain exports, as well as from long positions in live cattle futures. Further losses were recorded during December in the global fixed income sector from long positions in three-month Secured Overnight Financing Rate (“SOFR”) futures and Canadian bond futures as prices moved lower.

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

The results of operations for the twelve months ended 2023 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and twelve months ended December 31, 2025 decreased by $775,705 and $5,081,947, respectively, as compared to the corresponding periods in 2024. The decrease in interest income is primarily due to lower interest rates during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2025 increased by $144,660 and $263,173, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and twelve months ended December 31, 2025 decreased by $73,412 and $506,398, respectively, as compared to the corresponding periods in 2024. The decrease in ongoing selling agent fees is primarily due to lower average adjusted net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and twelve months ended December 31, 2025 decreased by $122,362 and $888,451, respectively, as compared to the corresponding periods in 2024. The decrease in management fees is due to lower average adjusted net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fee for the three and twelve months ended December 31, 2025 decreased by $75,191 and $519,956, respectively, as compared to the corresponding periods in 2024. The decrease in the General Partner fee is due to lower average adjusted net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Incentive fees paid by the Partnership are based on the New Trading Profits, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three and twelve months ended December 31, 2025 resulted in incentive fees of $72,771 and $72,771, respectively. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $165,306 and $1,178,462, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2025 and 2024 were $852,859 and $994,763, respectively.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. As of and for the year ended December 31, 2025 and 2024, the Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master and Drakewood Master. As of and for the year ended December 31, 2023, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of NL Master and Drakewood Master. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2025, JSCL, Quantica, Breakout and Opus directly traded managed accounts in the name of the Partnership. Transtrend, Northlander and Drakewood trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica, Breakout and Opus, as applicable) and indirectly by each Fund separately as of December 31, 2025 and 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2025 and 2024. As of December 31, 2025, the Partnership’s total capitalization was $231,783,151.

December 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,824,090	2.08%
Energy	3,675,928	1.59
Grains	4,570,762	1.97
Indices	7,437,195	3.21
Interest Rates U.S.	2,942,307	1.27
Interest Rates Non-U.S.	5,170,558	2.23
Livestock	1,680,030	0.72
Metals	5,270,302	2.27
Softs	3,195,179	1.38

Total	$38,766,351	16.72%

As of December 31, 2024, the Partnership’s total capitalization was $276,255,829.

December 31, 2024

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,580,853	3.47%
Energy	6,737,403	2.44
Grains	4,691,569	1.70
Indices	7,972,540	2.89
Interest Rates U.S.	3,425,445	1.24
Interest Rates Non-U.S.	4,175,916	1.51
Livestock	1,676,071	0.61
Metals	7,628,132	2.76
Softs	3,427,044	1.24

Total	$49,314,973	17.86%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2025 and 2024, the highest and lowest at any point and average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2025 and 2024, the Partnership’s Value at Risk for the portion of its assets that were traded directly was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,284,133	0.99%	$4,513,042	$1,589,737	$2,479,496
Energy	3,119,117	1.35	7,847,505	1,986,155	4,890,248
Grains	3,084,995	1.33	6,528,048	984,304	3,107,051
Indices	6,629,256	2.86	10,126,846	3,842,302	6,628,811
Interest Rates U.S.	1,828,774	0.79	3,709,859	943,778	1,851,212
Interest Rates Non-U.S.	2,980,353	1.29	5,513,914	2,025,210	3,567,668
Livestock	1,150,490	0.50	2,894,183	671,990	1,469,738
Metals	1,821,424	0.79	3,909,777	1,651,047	2,684,275
Softs	2,216,004	0.96	2,993,857	1,348,298	2,113,120

Total	$25,114,546	10.86%

*	Annual average of daily Values at Risk.

December 31, 2024

			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,538,222	1.28%	$5,906,349	$1,235,256	$3,340,748
Energy	5,024,692	1.82	16,471,138	4,112,211	6,984,108
Grains	2,372,341	0.86	3,369,761	1,227,310	2,064,105
Indices	5,385,437	1.95	10,982,037	3,410,115	6,425,361
Interest Rates U.S.	2,232,780	0.81	4,159,563	912,707	2,367,314
Interest Rates Non-U.S.	2,273,366	0.82	3,407,293	1,312,185	2,339,506
Livestock	696,548	0.25	863,858	244,173	592,765
Metals	2,105,866	0.76	5,237,520	1,052,863	2,491,318
Softs	1,560,169	0.56	3,620,646	928,600	1,935,506

Total	$25,189,421	9.11%

*	Annual average of daily Values at Risk.

At December 31, 2025, Transtrend Master’s total capitalization was $56,127,428 and the Partnership owned 100.0% of Transtrend Master. As of December 31, 2025, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,517,914	4.49%	$6,265,142	$1,998,849	$3,464,379
Energy	556,811	0.99	2,977,715	225,289	1,145,306
Grains	1,485,767	2.65	2,319,228	1,030,894	1,610,394
Indices	807,939	1.44	3,532,104	773,804	1,771,085
Interest Rates U.S.	1,113,533	1.98	1,515,467	148,658	868,584
Interest Rates Non-U.S.	2,190,205	3.90	2,372,790	1,223,016	1,846,130
Livestock	529,540	0.94	1,090,760	155,980	751,201
Metals	2,249,310	4.01	2,249,310	1,034,650	1,616,994
Softs	979,175	1.74	2,357,917	422,338	1,143,938

Total	$12,430,194	22.14%

*	Annual average of daily Values at Risk.

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

At December 31, 2025, Drakewood Master’s total capitalization was $33,847,567 and the Partnership owned 65.0% of Drakewood Master. As of December 31, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$33,912	0.10%	$257,180	$-	$100,631
Metals	1,845,489	5.45	14,939,331	1,086,815	7,230,387

Total	$1,879,401	5.55%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership on December 31, 2025, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2025, the Partnership’s primary exposures were in Asian-Pacific (Nikkei 225, SPI 200, FTSE Xinhua China A50, GIFT Connect NIFTY 50, SGX FTSE Taiwan, and Hang Seng), European (DAX, FTSE 100, IBEX 35, OMX Stockholm 30, FTSE MIB, and Euro Stoxx 50), and North American (S&P/TSX 60, S&P 500, and CBOE Market Volatility Index--US) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major Asian, European, and North American indices, as well as in global emerging markets. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G7 countries. However, the Partnership may also take futures positions on the government debt of smaller economies — e.g., Australia and New Zealand.

Commodities:

Grains. The Partnership’s trading risk exposure to the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, the soybean complex, corn, rapeseed, and palm oil accounted for the majority of the Partnership’s grain exposure as of December 31, 2025.

Metals. The Partnership’s primary metal market exposure as of December 31, 2025, was to fluctuations in the prices of industrial metals (such copper, iron, tin, aluminum, lead, nickel, and zinc) and precious metals (such as gold, platinum, silver, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and other supply/demand related factors. Cocoa, coffee, sugar, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2025.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to prices for European electric power and coal which can be driven by geopolitical events, climate related regulations, local government imposed regulations, weather related factors, availability of substitute power and fuel sources, and other supply/demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Freight and Shipping. The Partnership’s primary risk exposure in freight and shipping is to changes in the costs involved in the transportation of raw materials, as well as geopolitical events that may affect access to shipping routes and trade policies.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2025.

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

Item 8.
Consolidated Financial Statements and Supplementary Data
.
CERES ORION L.P.
The following consolidated financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2025, 2024, and 2023; Consolidated Statements of Financial Condition at December 31, 2025 and 2024; Consolidated Condensed Schedules of Investments at December 31, 2025 and 2024; Consolidated Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023; Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023; and Notes to Consolidated Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
The management of Ceres Orion L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the
Internal Control-Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2025 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Orion L.P.	Ceres Orion L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Orion L.P.,
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Ceres Orion L.P. (the Partnership), including the consolidated condensed schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

We have served as the Partnership’s auditor since 2017.
Boston, Massachusetts
March 20, 2026

Ceres Orion L.P.
Consolidated Statements of Financial Condition
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets:
Investment in the Funds (1) , at fair value (Note 6)	$21,999,584	$24,935,235
Redemptions receivable from the Funds	61,891	9,403,496

Equity in trading account:
Unrestricted cash (Note 3c)	163,847,518	190,226,056
Restricted cash (Note 3c)	38,337,706	45,609,297
Foreign cash (cost $3,664,038 and $3,347,538 at December 31, 2025 and 2024, respectively)	3,677,300	3,213,658
Net unrealized appreciation on open futures contracts	4,931,940	3,276,793
Net unrealized appreciation on open forward contracts	520,905	320,007
Options purchased, at fair value (premiums paid $5,814,512 and $4,411,329 at December 31, 2025 and 2024, respectively)	4,892,119	3,905,070

Total equity in trading account (2)	216,207,488	246,550,881

Interest receivable (Note 3c)	563,725	698,631

Total assets	$238,832,688	$281,588,243

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $2,696,749 and $1,973,789 at December 31, 2025 and 2024, respectively)	$1,854,451	$2,005,080
Accrued expenses:
Ongoing selling agent fees (Note 3d and 3e)	144,429	170,277
Management fees (Note 3b)	181,206	223,127
General Partner fees (Note 3a)	147,808	174,451
Incentive fees	72,771	165,306
Professional fees	300,705	246,184
Redemptions payable to General Partner (Note 7)	570,000	275,000
Redemptions payable to Limited Partners (Note 7)	3,778,167	2,072,989

Total liabilities	7,049,537	5,332,414

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 1,758.2473 and 2,155.6123 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	2,522,110	2,944,939
Limited Partners, Class A, 67,166.3208 and 83,376.4938 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	226,563,765	269,879,571
Limited Partners, Class Z, 1,880.3612 and 2,511.6262 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	2,697,276	3,431,319

Total partners’ capital (net asset value)	231,783,151	276,255,829

Total liabilities and partners’ capital	$238,832,688	$281,588,243

Net asset value per Redeemable Unit:
Class A	$3,373.18	$3,236.88

Class Z	$1,434.45	$1,366.17

(1)
Defined in Note 1.
(2)
As of December 31, 2025 and December 31, 2024, the amounts include $199,513,554 and $230,472,847, respectively, held in trading accounts with MS&Co.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2025

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,230	$464,636	0.20%
Energy	1,710	(594,224)	(0.26)
Grains	3,458	(3,359,452)	(1.45)
Indices	1,835	1,178,714	0.51
Interest Rates U.S.	911	(405,485)	(0.17)
Interest Rates Non-U.S.	8,804	(1,323,733)	(0.57)
Livestock	594	1,323,088	0.57
Metals	987	3,511,685	1.51
Softs	1,773	(79,383)	(0.03)

Total futures contracts purchased		715,846	0.31

Futures Contracts Sold
Currencies	3,301	115,782	0.05
Energy	2,211	1,038,839	0.45
Grains	6,035	3,923,913	1.69
Indices	869	327,894	0.14
Interest Rates U.S.	914	296,613	0.13
Interest Rates Non-U.S.	3,780	641,709	0.28
Livestock	214	(251,262)	(0.11)
Metals	122	(692,534)	(0.30)
Softs	2,699	(1,184,860)	(0.51)

Total futures contracts sold		4,216,094	1.82

Net unrealized appreciation on open futures contracts		$4,931,940	2.13%

Unrealized Appreciation on Open Forward Contracts
Currencies	$11,089,386	$113,563	0.05%
Metals	255	1,619,985	0.70

Total unrealized appreciation on open forward contracts		1,733,548	0.75

Unrealized Depreciation on Open Forward Contracts
Currencies	$11,737,358	$(52,431)	(0.02)
Metals	245	(1,160,212)	(0.50)

Total unrealized depreciation on open forward contracts		(1,212,643)	(0.52)

Net unrealized appreciation on open forward contracts		$520,905	0.23%

Options Purchased
Calls
Grains	815	$542,668	0.23%
Puts
Grains	815	1,963,131	0.85
Livestock	1,304	2,386,320	1.03

Total options purchased (premiums paid $5,814,512)		$4,892,119	2.11%

Options Written
Calls
Grains	978	(329,994)	(0.14	) %
Puts
Grains	978	(537,085)	(0.23)
Livestock	1,304	(987,372)	(0.43)

Total options written (premiums received $2,696,749)		$(1,854,451)	(0.80)%

Investment in the Funds
CMF Drakewood Master Fund LLC		$21,999,584	9.49%

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2024

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	2,646	$(780,433)	(0.28	) %
Energy	1,308	2,541,602	0.92
Grains	2,720	1,020,889	0.37
Indices	2,006	(2,309,267)	(0.83)
Interest Rates U.S.	1,036	31,200	0.01
Interest Rates Non-U.S.	5,729	(1,794,161)	(0.65)
Livestock	739	782,572	0.28
Metals	476	(1,464,791)	(0.53)
Softs	935	3,544,892	1.28

Total futures contracts purchased		1,572,503	0.57

Futures Contracts Sold
Currencies	4,179	4,429,485	1.60
Energy	1,257	(2,833,794)	(1.03)
Grains	3,849	(2,106,415)	(0.76)
Indices	846	125,460	0.05
Interest Rates U.S.	1,002	1,721,650	0.62
Interest Rates Non-U.S.	2,350	527,659	0.19
Livestock	133	(5,267)	(0.00	) *
Metals	1,087	1,294,802	0.47
Softs	1,034	(1,449,290)	(0.52)

Total futures contracts sold		1,704,290	0.62

Net unrealized appreciation on open futures contracts		$3,276,793	1.19%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,494,524	$301,960	0.11%
Metals	172	494,409	0.18

Total unrealized appreciation on open forward contracts		796,369	0.29

Unrealized Depreciation on Open Forward Contracts
Currencies	$15,207,817	$(96,955)	(0.03)
Metals	79	(379,407)	(0.14)

Total unrealized depreciation on open forward contracts		(476,362)	(0.17)

Net unrealized appreciation on open forward contracts		$320,007	0.12%

Options Purchased
Puts
Grains	1,860	$3,324,750	1.20%
Livestock	744	580,320	0.21

Total options purchased (premiums paid $4,411,329)		$3,905,070	1.41%

Options Written
Calls
Grains	930	(732,375)	(0.27	) %
Puts
Grains	1,860	(1,146,225)	(0.41)
Livestock	744	(126,480)	(0.05)

Total options written (premiums received $1,973,789)		$(2,005,080)	(0.73	) %

Investment in the Funds
CMF Drakewood Master Fund LLC		$24,935,235	9.03%

*	Due to rounding.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Investment Income:
Interest income	$7,236,562	$10,985,437	$10,444,442
Interest income allocated from the Funds	664,827	1,997,899	4,225,113

Total investment income	7,901,389	12,983,336	14,669,555

Expenses:
Expenses allocated from the Funds	355,584	393,977	1,637,215
Clearing fees related to direct investments (Note 3c)	2,524,229	2,261,056	2,533,617
Ongoing selling agent fees (Notes 3d and 3e)	1,818,597	2,324,995	2,750,424
Management fees (Note 3b)	2,347,127	3,235,578	3,479,226
General Partner fees (Note 3a)	1,859,808	2,379,764	2,813,461
Incentive fees (Note 3b)	72,771	1,178,462	172,212
Professional fees	852,859	994,763	850,814

Total expenses	9,830,975	12,768,595	14,236,969

Net investment income (loss)	(1,929,586)	214,741	432,586

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	6,729,148	(724,825)	(26,368,556)
Net realized gains (losses) on closed contracts allocated from the Funds	5,587,531	(8,488,547)	3,189,998
Net change in unrealized gains (losses) on open contracts	2,460,642	1,294,869	(5,680,608)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(4,450,922)	(873,516)	661,367

Total trading results	10,326,399	(8,792,019)	(28,197,799)

Net income (loss)	$8,396,813	$(8,577,278)	$(27,765,213)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$136.30	$(109.51)	$(271.81)

Class Z	$68.28	$(35.64)	$(102.50)

Weighted average Redeemable Units outstanding:
Class A	75,871.4896	89,801.2378	102,310.8158

Class Z	4,349.1098	5,348.8533	6,011.6022

*	Represents the change in net asset value per Redeemable Unit.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2025, 2024 and 2023

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022 (1)	$373,270,601	103,164.7728	$9,754,381	6,484.2775	$383,024,982	109,649.0503
Subscriptions - Limited Partners	12,751,279	3,537.2660	495,000	329.3770	13,246,279	3,866.6430
Redemptions - General Partner	-	-	(250,016)	(178.3530)	(250,016)	(178.3530)
Redemptions - Limited Partners	(37,489,122)	(10,668.0200)	(1,566,196)	(1,047.3910)	(39,055,318)	(11,715.4110)
Net income (loss)	(27,165,240)	-	(599,973)	-	(27,765,213)	-

Partners’ Capital, December 31, 2023	321,367,518	96,034.0188	7,833,196	5,587.9105	329,200,714	101,621.9293
Subscriptions - Limited Partners	4,501,680	1,340.4160	204,425	151.3150	4,706,105	1,491.7310
Redemptions - General Partner	-	-	(575,430)	(404.4100)	(575,430)	(404.4100)
Redemptions - Limited Partners	(47,555,135)	(13,997.9410)	(943,147)	(667.5770)	(48,498,282)	(14,665.5180)
Net income (loss)	(8,434,492)	-	(142,786)	-	(8,577,278)	-

Partners’ Capital, December 31, 2024	269,879,571	83,376.4938	6,376,258	4,667.2385	276,255,829	88,043.7323
Subscriptions - Limited Partners	4,710,000	1,530.0500	100,000	79.8200	4,810,000	1,609.8700
Redemptions - General Partner	-	-	(570,000)	(397.3650)	(570,000)	(397.3650)
Redemptions - Limited Partners	(56,165,667)	(17,740.2230)	(943,824)	(711.0850)	(57,109,491)	(18,451.3080)
Net income (loss)	8,139,861	-	256,952	-	8,396,813	-

Partners’ Capital, December 31, 2025	$226,563,765	67,166.3208	$5,219,386	3,638.6085	$231,783,151	70,804.9293

Net asset value per Redeemable Unit:

	Class A	Class Z

2023	$3,346.39	$1,401.81

2024	$3,236.88	$1,366.17

2025	$3,373.18	$1,434.45

(1)	Not consolidated.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Notes to Consolidated Financial Statements – December 31, 2025

1.	Organization:
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
As of December 31, 2025, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. On December 31, 2024, the Partnership fully redeemed its investment from CMF NL Master Fund LLC (“NL Master”) and Northlander Commodity Advisors LLP (“Northlander”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2024, Breakout Funds LLC (“Breakout”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Breakout and Northlander. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
Notes to Consolidated Financial Statements

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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2025, 2024 and 2023, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.
Consolidation/Partnership
’
s Investment in the Funds.
The Partnership has consolidated its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s consolidated condensed schedule of investments as of December 31, 2025 and December 31, 2024, includes the portfolio holdings of Transtrend Master. The consolidated financial statements for the year ended December 31, 2025 and 2024, for the period from October 1, 2023 to December 31, 2023 and as of December 31, 2023, include the accounts of the Partnership and Transtrend Master. All inter-company transactions and balances have been eliminated. As of and for the year ended December 31, 2025 and 2024, the Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of NL Master and Drakewood Master. As of and for the year ended December 31, 2023, the Partnership carries its investment in NL Master and Drakewood Master based on the Partnership’s (1) net contributions to NL Master and Drakewood Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of NL Master and Drakewood Master.

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

f.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $3,677,300 (cost of $3,664,038) and $3,213,658 (cost of $3,347,538) at December 31, 2025 and 2024, respectively.

As of December 31, 2025, restricted cash, unrestricted cash and cash denominated in foreign currencies held by MS&Co. amounted to $37,962,959, $152,481,601 and $3,677,300, respectively. As of December 31, 2024, restricted cash, unrestricted cash and cash

Ceres Orion L.P.
Notes to Consolidated Financial Statements
denominated
in foreign currencies held by MS&Co. amounted to $44,454,961, $179,415,061 and $3,213,658, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Consolidated Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Consolidated Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the consolidated financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2022 through 2025
tax years remain subject to examination by U.S. federal and most state tax authorities.

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

j.
Segment Reporting.
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
month-end
net assets.
Month-end
net assets, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. The General Partner fee is allocated proportionally to each Class based on the net asset value of the respective Class. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:
The General Partner, on behalf of the Partnership, has entered into management agreements (each, a

Ceres Orion L.P.
Notes to Consolidated Financial Statements
“Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.
Effective May 1, 2022, Drakewood receives a monthly management fee equal to 1.5% per year of the month-end
net assets allocated to Drakewood. Effective October 1, 2020, Quantica receives a monthly management fee equal to
0.60% per year of
month-end
net assets allocated to Quantica. To the extent that the
month-end
net assets allocated to Quantica are less than $50 million, Quantica will receive a management fee equal to 0.75% per year of month-end
net assets allocated to Quantica. Effective July 1, 2024, the Partnership pays Opus a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets allocated to Opus. Effective February 1, 2019, JSCL receives a monthly management fee of 1.35% per year of month-end
net assets allocated to JSCL. To the extent that the
month-end
net assets allocated to JSCL are less than $80 million, JSCL will receive a monthly management fee equal to 1.5% per year of month-end
net assets allocated to JSCL. From July 1, 2021 until its termination on December 31, 2024, Breakout received a monthly management fee equal to 1% per year of month-end
net assets allocated to Breakout. From April 1, 2019 until its termination December 31, 2024, Northlander received a monthly management fee equal to 1.25
% per year of
month-end
net assets allocated to Northlander.
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
Notes to Consolidated Financial Statements

c.	Customer Agreement:
The Partnership has entered into a futures brokerage account agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note
1
, “Organization”), the Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of trading fees for the clearing and, where applicable, the execution of transactions, as well as its allocable share of exchange, user, give-up
and National Futures Association (“NFA”) fees (collectively, “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate ownership interest of each Fund. The Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. and JPMorgan are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and JPMorgan
. At December
31
,
2025
and
2024
, the amount of cash held by the Partnership for margin requirements was $
38,337,706
and $
45,609,297
, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on
100
% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Funds’, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. has agreed to pay Transtrend Master interest on
100
% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less
0.15
% during such month but in
no
event less than
zero
. When the effective rate is less than
zero
,
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
The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class A were
$1,818,597,
$2,324,995 and $2,750,424,
respectively
 (which is inclusive of the Harbor
selling agent fees as further described below). Class Z Redeemable Units are not subject to an ongoing selling agent fee.

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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to

Ceres Orion L.P.
Notes to Consolidated Financial Statements
Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2026, unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of certain holders of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12).
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
“
Balance Sheet - Offsetting
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2025 and 2024, was 38,262 and 34,514, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2025 and 2024, was 321 and 194, respectively. The monthly average notional value of currency forward contracts traded during the years ended December 31, 2025 and 2024, were $35,904,232 and $79,140,169, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2025 and 2024, was 3,880 and 2,123, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2025 and 2024, respectively.

		Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2025	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$20,195,093	$(15,263,153)	$4,931,940	$-	$-	$4,931,940
Forwards	1,619,985	(1,160,231)	459,754	-	-	459,754

	21,815,078	(16,423,384)	5,391,694	-	-	5,391,694
JPMorgan
Forwards	113,563	(52,412)	61,151	-	-	61,151

Total assets	$21,928,641	$(16,475,796)	$5,452,845	$-	$-	$5,452,845

Liabilities
MS&Co.
Futures	$(15,263,153)	$15,263,153	$-	$-	$-	$-
Forwards	(1,160,231)	1,160,231	-	-	-	-

	(16,423,384)	16,423,384	-	-	-	-
JPMorgan
Forwards	(52,412)	52,412	-	-	-	-

Total liabilities	$(16,475,796)	$16,475,796	$-	$-	$-	$-

Net fair value						$5,452,845	*

		Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

December 31, 2024
Assets
MS&Co.
Futures	$22,260,086	$(18,983,293)	$3,276,793	$-	$-	$3,276,793
Forwards	494,409	(382,035)	112,374	-	-	112,374

	22,754,495	(19,365,328)	3,389,167	-	-	3,389,167
JPMorgan
Forwards	301,960	(94,327)	207,633	-	-	207,633

Total assets	$23,056,455	$(19,459,655)	$3,596,800	$-	$-	$3,596,800

Liabilities
MS&Co.
Futures	$(18,983,293)	$18,983,293	$-	$-	$-	$-
Forwards	(382,035)	382,035	-	-	-	-

	(19,365,328)	19,365,328	-	-	-	-
JPMorgan
Forwards	(94,327)	94,327	-	-	-	-

Total liabilities	$(19,459,655)	$19,459,655	$-	$-	$-	$-

Net fair value						$3,596,800	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The following tables indicate the gross fair values of derivative instruments of futures, forwards and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2025 and 2024, respectively.

	December 31, 2025
Assets
Futures Contracts
Currencies	$1,154,606
Energy	2,677,373
Grains	4,128,476
Indices	2,203,683
Interest Rates U.S.	385,862
Interest Rates Non-U.S.	1,183,970
Livestock	1,475,269
Metals	4,051,231
Softs	2,934,623

Total unrealized appreciation on open futures contracts	20,195,093

Liabilities
Futures Contracts
Currencies	(574,188)
Energy	(2,232,758)
Grains	(3,564,015)
Indices	(697,075)
Interest Rates U.S.	(494,734)
Interest Rates Non-U.S.	(1,865,994)
Livestock	(403,443)
Metals	(1,232,080)
Softs	(4,198,866)

Total unrealized depreciation on open futures contracts	(15,263,153)

Net unrealized appreciation on open futures contracts	$4,931,940	*

Assets
Forward Contracts
Currencies	$113,563
Metals	1,619,985

Total unrealized appreciation on open forward contracts	1,733,548

Liabilities
Forward Contracts
Currencies	$(52,431)
Metals	(1,160,212)

Total unrealized depreciation on open forward contracts	(1,212,643)

Net unrealized appreciation on open forward contracts	$520,905	**

Assets
Options Purchased
Grains	$2,505,799
Livestock	2,386,320

Total options purchased	$4,892,119	***

Liabilities
Options Written
Grains	$(867,079)
Livestock	(987,372)

Total options written	$(1,854,451	) ****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2025, 2024 and 2023, respectively.

Sector	2025		2024		2023
Currencies	$(5,524,716)		$(2,477,366)		$(1,703,015)
Energy	(7,826,534)		(6,716,752)		(6,253,421)
Grains	(4,211,262)		(2,054,555)		(7,382,175)
Indices	6,136,384		4,106,135		2,434,250
Interest Rates U.S.	(1,422,585)		1,315,119		(11,544,347)
Interest Rates Non-U.S.	(2,890,306)		(10,575,833)		(5,456,020)
Livestock	6,062,893		(1,624,004)		46,128
Metals	20,267,063		1,316,608		(8,115,637)
Softs	(1,401,147)		17,280,692		5,925,073

Total	$9,189,790	*****	$570,044	*****	$(32,049,164	) *****

*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of non-exchange
traded foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded
foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.
The Partnership and the Funds consider prices for exchange traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2025 and 2024, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,195,093	$18,951,018	$1,244,075	$-
Forwards	1,733,548	-	1,733,548	-
Options purchased	4,892,119	4,892,119	-	-

Total assets	$26,820,760	$23,843,137	$2,977,623	$-

Liabilities
Futures	$15,263,153	$15,080,068	$183,085	$-
Forwards	1,212,643	-	1,212,643	-
Options written	1,854,451	1,854,451	-	-

Total liabilities	$18,330,247	$16,934,519	$1,395,728	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$22,260,086	$21,975,821	$284,265	$-
Forwards	796,369	-	796,369	-
Options purchased	3,905,070	3,905,070	-	-

Total assets	$26,961,525	$25,880,891	$1,080,634	$-

Liabilities
Futures	$18,983,293	$18,347,493	$635,800	$-
Forwards	476,362	-	476,362	-
Options written	2,005,080	2,005,080	-	-

Total liabilities	$21,464,735	$20,352,573	$1,112,162	$-

The Investment in the Funds measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated Condensed Schedules of Investments as of December 31, 2025 and 2024, respectively.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2025.
The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with JPMorgan and MS&Co.
Generally, a limited partner/member in the Funds withdraws all or part of its capital contributions and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.
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
At December 31, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 65.0% of Drakewood Master. At December 31, 2024, the Partnership owned 100.0% of Transtrend Master and approximately 58.7% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$57,083,521	$956,093	$56,127,428
Drakewood Master	40,290,634	6,443,067	33,847,567

	December 31, 2024
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$65,390,517	$544,210	$64,846,307
NL Master	13,129,914	13,129,914	-
Drakewood Master	44,926,030	2,584,283	42,341,747

Ceres Orion L.P.
Notes to Consolidated Financial Statements
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$590,025	$(715,820)	$(125,795)
Drakewood Master	498,920	1,909,285	2,408,205

	For the year ended December 31, 2024
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$80,522	$6,642,699	$6,723,221
NL Master	1,232,984	(11,180,959)	(9,947,975)
Drakewood Master	1,252,603	(2,668,008)	(1,415,405)

	For the year ended December 31, 2023
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$829,087	$3,720,405	$4,549,492
NL Master	1,756,468	(5,536,966)	(3,780,498)
Drakewood Master	1,310,701	(2,850,943)	(1,540,242)
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	December 31, 2025			For the twelve months ended December 31, 2025
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Transtrend Master	24.22%	$56,127,428	$880,588	$440,430	$76,238	$489,715	$-	$(125,795)	Commodity Portfolio	Monthly
Drakewood Master	9.49%	21,999,584	1,801,436	308,319	47,265	-	-	1,445,852	Commodity Portfolio	Monthly

Total		$78,127,012	$2,682,024	$748,749	$123,503	$489,715	$-	$1,320,057

	December 31, 2024			For the twelve months ended December 31, 2024
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional Fees	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees		Fees	Fee	(Loss)	Objective	Permitted
Transtrend Master	23.47%	$64,846,307	$9,042,616	$632,638	$73,249	$600,352	$1,013,156	$6,723,221	Commodity Portfolio	Monthly
NL Master	-%	-	(6,863,005)	76,359	46,347	-	-	(6,985,711)	Commodity Portfolio	Monthly
Drakewood Master	9.03%	24,935,235	(501,159)	229,003	42,268	-	-	(772,430)	Commodity Portfolio	Monthly

Total		$89,781,542	$1,678,452	$938,000	$161,864	$600,352	$1,013,156	$(1,034,920)

	December 31, 2023			For the twelve months ended December 31, 2023
	% of			Expenses				Net
	Partners’		Income	Clearing	Professional Fees	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees		Fees	Fee	(Loss)	Objective	Permitted
Transtrend Master	20.88%	$68,745,931	$6,124,166	$464,221	$71,868	$634,717	$403,868	$4,549,492	Commodity Portfolio	Monthly
NL Master	8.91%	29,341,020	(2,623,868)	63,633	46,581	-	-	(2,734,082)	Commodity Portfolio	Monthly
Drakewood Master	9.07%	29,847,552	(681,310)	214,515	43,878	-	-	(939,703)	Commodity Portfolio	Monthly

Total		$127,934,503	$2,818,988	$742,369	$162,327	$634,717	$403,868	$875,707

Ceres Orion L.P.
Notes to Consolidated Financial Statements

7.	Subscriptions, Distributions and Redemptions:
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

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31 were as follows:

	2025				2024				2023
	Class A		Class Z		Class A		Class Z		Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$161.69		$68.95		$(111.21)		$(47.32)		$(275.30)		$(114.99)
Net investment income (loss)	(25.39)		(0.67)		1.70		11.68		3.49		12.49

Increase (decrease) for the year	136.30		68.28		(109.51)		(35.64)		(271.81)		(102.50)
Net asset value per Redeemable Unit, beginning of year	3,236.88		1,366.17		3,346.39		1,401.81		3,618.20		1,504.31

Net asset value per Redeemable Unit, end of year	$3,373.18		$1,434.45		$3,236.88		$1,366.17		$3,346.39		$1,401.81

	2025				2024				2023
	Class A		Class Z		Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	(0.8	) %	0.0	%***	0.0	%***	0.8%		0.1%		0.8%

Operating expense	4.0%		3.2%		3.7%		3.0%		3.7%		2.9%
Incentive fees	0.0	%***	0.0	%***	0.4%		0.4%		0.2%		0.2%

Total expenses	4.0%		3.2%		4.1%		3.4%		3.9%		3.1%

Total return:
Total return before incentive fees	4.2%		5.0%		(2.9	) %	(2.2	) %	(7.4	) %	(6.7	) %
Incentive fees	(0.0	) %***	(0.0	) %***	(0.4	) %	(0.3	) %	(0.1	) %	(0.1	) %

Total return after incentive fees	4.2%		5.0%		(3.3	) %	(2.5	) %	(7.5	) %	(6.8	) %

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of consolidated income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds. Financial highlights for the years ended December 31, 2025, 2024 and 2023 were based on consolidated income and expenses. The ratios do not reflect the Partnership’s proportionate share of income and expenses of the Funds.

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
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.

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

Selected unaudited quarterly financial data for the years ended December 31, 2025 and 2024 are summarized below:

	For the period from October 1, 2025 to December 31, 2025	For the period from July 1, 2025 to September 30, 2025	For the period from April 1, 2025 to June 30, 2025	For the period from January 1, 2025 to March 31, 2025
Total investment income	$1,836,219	$1,933,583	$1,930,017	$2,201,570
Total expenses	(2,423,816)	(2,483,602)	(2,404,389)	(2,519,168)
Total trading results	4,007,776	24,959,730	(14,885,007)	(3,756,100)

Net income (loss)	$3,420,179	$24,409,711	$(15,359,379)	$(4,073,698)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$47.24	$326.50	$(188.92)	$(48.52)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$22.75	$140.97	$(77.50)	$(17.94)

	For the period from October 1, 2024 to December 31, 2024	For the period from July 1, 2024 to September 30, 2024	For the period from April 1, 2024 to June 30, 2024	For the period from January 1, 2024 to March 31, 2024
Total investment income	$2,611,924	$3,188,407	$3,585,476	$3,597,529
Total expenses	(2,712,467)	(2,859,691)	(2,339,120)	(4,857,317)
Total trading results	(3,011,196)	(22,854,942)	(16,925,339)	33,999,458

Net income (loss)	$(3,111,739)	$(22,526,226)	$(15,678,983)	$32,739,670

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(34.37)	$(246.40)	$(167.91)	$339.17

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(11.91)	$(101.02)	$(67.69)	$144.98

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2025 by the directors and officers of the General Partner.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
.
Not applicable.

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
Patrick T. Egan
, age 56, has been a Director of the General Partner since December 1, 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 8, 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Management Inc. (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been the Head of Managed Futures for Morgan Stanley, and responsible for the day-to-day
operations and management of the General Partner. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year
terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.
Brooke Lambert
, age 42, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 16, 2022. Ms. Lambert has been employed by MSIM, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.
Victoria Eckstein,
age 44, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert (“Calvert”) Research and

Management, an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of MSIM, and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal,
age 57, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. Ms. Segal is also a member of Morgan Stanley’s firmwide Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
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
of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum. Ms. Segal also became a listed principal of Parametric Portfolio Associates LLC, a Morgan Stanley affiliated asset manager and registered commodity pool operator and commodity trading adviser, on June 3, 2025, where she is responsible for risk management across the firm’s suite of portfolio solutions offered directly to institutional investors and indirectly to retail investors through financial intermediaries.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2026, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2025:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	1,758.2473	48.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2025 and 2024 for the audit of the Partnership’s annual consolidated financial statements, review of consolidated financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2025 $191,903

2024 $220,559

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2025 and 2024 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Consolidated Financial Statements:

Consolidated Statements of Financial Condition at December 31, 2025 and 2024.

Consolidated Condensed Schedules of Investments at December 31, 2025 and 2024.

Consolidated Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023. Notes to Consolidated Financial Statements.

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

19.1	Investment Management Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on March 20, 2025 and incorporated herein by reference).

99.1	Financial Statements of CMF TT II, LLC.

99.2	Financial Statements of CMF Drakewood Master Fund LLC.

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

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES ORION L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2026	Date: March 20, 2026

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 20, 2026
Date: March 20, 2026

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.