Form 10-Q
period 2026-03-31
CERES ORION L.P.
filed 2026-05-12
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of April 30, 2026, 64,723.9928 Limited Partnership Class A Redeemable Units were outstanding and 1,845.7892 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Investment in the Fund (1) , at fair value	$22,859,230	$21,999,584
Redemptions receivable from the Funds	64,401	61,891

Equity in trading account:
Unrestricted cash	174,570,526	163,847,518
Restricted cash	36,025,547	38,337,706
Foreign cash (cost $3,537,027 and $3,664,038 at March 31, 2026 and December 31, 2025, respectively)	3,500,881	3,677,300
Net unrealized appreciation on open futures contracts	-	4,931,940
Net unrealized appreciation on open forward contracts	765,379	520,905
Options purchased, at fair value (premiums paid $2,184,626 and $5,814,512 at March 31, 2026 and December 31, 2025, respectively)	1,620,334	4,892,119

Total equity in trading account (2)	216,482,667	216,207,488

Interest receivable	580,844	563,725

Total assets	$239,987,142	$238,832,688

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$385,089	$-
Options written, at fair value (premiums received $311,576 and $2,696,749 at at March 31, 2026 and December 31, 2025, respectively)	229,830	1,854,451
Accrued expenses:
Ongoing selling agent fees	146,121	144,429
Management fees	186,964	181,206
General Partner fees	149,251	147,808
Incentive fees	-	72,771
Professional fees	383,788	300,705
Redemptions payable to General Partner	-	570,000
Redemptions payable to Limited Partners	2,190,419	3,778,167

Total liabilities	3,671,462	7,049,537

Partners’ Capital:
General Partner, Class Z, 1,758.2473 Redeemable Units outstanding at March 31, 2026 and December 31, 2025	2,661,838	2,522,110
Limited Partners, Class A, 64,969.4048 and 67,166.3208 Redeemable Units outstanding at March 31, 2026 and December 31, 2025, respectively	230,859,474	226,563,765
Limited Partners, Class Z, 1,845.7892 and 1,880.3612 Redeemable Units outstanding at March 31, 2026 and December 31, 2025, respectively	2,794,368	2,697,276

Total partners’ capital (net asset value)	236,315,680	231,783,151

Total liabilities and partners’ capital	$239,987,142	$238,832,688

Net asset value per Redeemable Unit:
Class A	$3,553.36	$3,373.18

Class Z	$1,513.92	$1,434.45

(1)	Defined in Note 1.
(2)	As of March 31, 2026 and December 31, 2025, the amounts include $202,930,023 and $199,513,554, respectively, held in trading accounts with MS&Co.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
March 31, 2026
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,344	$(1,135,151)	(0.48)%
Energy	559	1,342,452	0.57
Grains
SOYBEAN OIL FUTR DEC26	684	2,653,476	1.12
Other	4,647	2,848,295	1.20
Indices	1,726	619,007	0.26
Interest Rates U.S.	492	(488,227)	(0.21)
Interest Rates Non-U.S.	3,880	(3,188,832)	(1.35)
Livestock	1,119	1,099,182	0.47
Metals	900	39,233	0.02
Softs	1,744	(760,323)	(0.32)

Total futures contracts purchased		3,029,112	1.28

Futures Contracts Sold
Currencies	2,601	1,594,285	0.67
Energy	347	(441,001)	(0.19)
Grains
SOYBEAN OIL FUTR MAY26	922	(4,908,432)	(2.08)
Other	3,699	(2,669,357)	(1.13)
Indices	490	474,174	0.20
Interest Rates U.S.	658	392,326	0.17
Interest Rates Non-U.S.	4,854	3,294,570	1.39
Livestock	377	12,040	0.01
Metals	178	(235,081)	(0.10)
Softs	2,094	(927,725)	(0.39)

Total futures contracts sold		(3,414,201)	(1.45)

Net unrealized depreciation on open futures contracts		$(385,089)	(0.17)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$17,634,906	$148,539	0.06%
Metals	205	1,242,194	0.53

Total unrealized appreciation on open forward contracts		1,390,733	0.59

Unrealized Depreciation on Open Forward Contracts
Currencies	$5,062,315	$(58,870)	(0.02)
Metals	105	(566,484)	(0.24)

Total unrealized depreciation on open forward contracts		(625,354)	(0.26)

Net unrealized appreciation on open forward contracts		$765,379	0.33%

Options Purchased
Calls
Grains	326	$440,100	0.19%
Puts
Grains	1,141	430,931	0.18
Indices	73	475,463	0.20
Livestock	326	273,840	0.12

Total options purchased (premiums paid $2,184,626)		$1,620,334	0.69%

Options Written
Calls
Grains	326	(171,150)	(0.07)%
Puts
Livestock	326	(58,680)	(0.03)

Total options written (premiums received $311,576)		$(229,830)	(0.10)%

Investment in the Fund
CMF Drakewood Master Fund LLC		$22,859,230	9.67%

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2025

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,230	$464,636	0.20%
Energy	1,710	(594,224)	(0.26)
Grains	3,458	(3,359,452)	(1.45)
Indices	1,835	1,178,714	0.51
Interest Rates U.S.	911	(405,485)	(0.17)
Interest Rates Non-U.S.	8,804	(1,323,733)	(0.57)
Livestock	594	1,323,088	0.57
Metals	987	3,511,685	1.51
Softs	1,773	(79,383)	(0.03)

Total futures contracts purchased		715,846	0.31

Futures Contracts Sold
Currencies	3,301	115,782	0.05
Energy	2,211	1,038,839	0.45
Grains	6,035	3,923,913	1.69
Indices	869	327,894	0.14
Interest Rates U.S.	914	296,613	0.13
Interest Rates Non-U.S.	3,780	641,709	0.28
Livestock	214	(251,262)	(0.11)
Metals	122	(692,534)	(0.30)
Softs	2,699	(1,184,860)	(0.51)

Total futures contracts sold		4,216,094	1.82

Net unrealized appreciation on open futures contracts		$4,931,940	2.13%

Unrealized Appreciation on Open Forward Contracts
Currencies	$11,089,386	$113,563	0.05%
Metals	255	1,619,985	0.70

Total unrealized appreciation on open forward contracts		1,733,548	0.75

Unrealized Depreciation on Open Forward Contracts
Currencies	$11,737,358	$(52,431)	(0.02)
Metals	245	(1,160,212)	(0.50)

Total unrealized depreciation on open forward contracts		(1,212,643)	(0.52)

Net unrealized appreciation on open forward contracts		$520,905	0.23%

Options Purchased
Calls
Grains	815	$542,668	0.23%
Puts
Grains	815	1,963,131	0.85
Livestock	1,304	2,386,320	1.03

Total options purchased (premiums paid $5,814,512)		$4,892,119	2.11%

Options Written
Calls
Grains	978	(329,994)	(0.14)%
Puts
Grains	978	(537,085)	(0.23)
Livestock	1,304	(987,372)	(0.43)

Total options written (premiums received $2,696,749)		$(1,854,451)	(0.80)%

Investment in the Fund
CMF Drakewood Master Fund LLC		$21,999,584	9.49%

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income:
Interest income	$1,522,587	$2,006,074
Interest income allocated from the Fund	224,944	195,496

Total investment income	1,747,531	2,201,570

Expenses:
Expenses allocated from the Fund	54,050	94,597
Clearing fees related to direct investments	712,233	538,364
Ongoing selling agent fees	445,626	496,140
Management fees	561,443	665,537
General Partner fees	455,123	507,128
Professional fees	226,484	217,402

Total expenses	2,454,959	2,519,168

Net investment loss	(707,428)	(317,598)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund:
Net realized gains (losses) on closed contracts	17,312,650	(9,092,288)
Net realized gains (losses) on closed contracts allocated from the Fund	5,054,484	4,463,649
Net change in unrealized gains (losses) on open contracts	(5,524,414)	2,154,867
Net change in unrealized gains (losses) on open contracts allocated from the Fund	(3,651,846)	(1,282,328)

Total trading results	13,190,874	(3,756,100)

Net income (loss)	$12,483,446	$(4,073,698)

Net income (loss) per Redeemable Unit*:
Class A	$180.18	$(48.52)

Class Z	$79.47	$(17.94)

Weighted average Redeemable Units outstanding:
Class A	66,594.6118	82,221.7395

Class Z	3,627.0845	4,595.0948

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323
Subscriptions - Limited Partners	305,000	94.8080	-	-	305,000	94.8080
Redemptions - Limited Partners	(11,690,842)	(3,648.9680)	(216,754)	(159.9710)	(11,907,596)	(3,808.9390)
Net income (loss)	(3,991,023)	-	(82,675)	-	(4,073,698)	-

Partners’ Capital, March 31, 2025	$254,502,706	79,822.3338	$6,076,829	4,507.2675	$260,579,535	84,329.6013

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$226,563,765	67,166.3208	$5,219,386	3,638.6085	$231,783,151	70,804.9293
Subscriptions - Limited Partners	2,979,000	856.0890	-	-	2,979,000	856.0890
Redemptions - Limited Partners	(10,876,572)	(3,053.0050)	(53,345)	(34.5720)	(10,929,917)	(3,087.5770)
Net income (loss)	12,193,281	-	290,165	-	12,483,446	-

Partners’ Capital, March 31, 2026	$230,859,474	64,969.4048	$5,456,206	3,604.0365	$236,315,680	68,573.4413

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
interest rates, softs and metals. The commodity interests that are traded by the Partnership, directly and indirectly through its investment in the Fund (as defined below), are volatile and involve a high degree of market risk. The Partnership commenced trading on June 10, 1999. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Fund) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of Transtrend Master (as defined below) and Drakewood Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
As of March 31, 2026, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Fund. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended March 31, 2026 and 2025, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Drakewood Master Fund LLC (“Drakewood Master”) has entered into futures brokerage account agreements with MS&Co. Transtrend Master and Drakewood Master are collectively referred to as the “Funds.”
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
The ongoing selling agent fees for the three months ended March 31, 2026 and 2025 for Class A were $445,626 and $496,140, respectively. Class Z Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

financial condition at March 31, 2026 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of and for the year ended December 31, 2025.
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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Fund.
The Partnership consolidates its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of March 31, 2026 and December 31, 2025, includes the portfolio holdings of Transtrend Master. The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of Drakewood Master.
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
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. and JPM. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At March 31, 2026 and December 31, 2025, the amount of cash held for margin requirements was $36,025,547 and $38,337,706, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $3,500,881 (cost of $3,537,027) and $3,677,300 (cost of $3,664,038) as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $35,588,583, $163,164,848 and $3,500,881, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $37,962,959, $152,481,601 and $3,677,300, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

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
on Form
10-K
for the year ended December 31, 2025.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$190.72	$81.05	$(44.61)	$(18.84)
Net investment income (loss)	(10.54)	(1.58)	(3.91)	0.90

Increase (decrease) for the period	180.18	79.47	(48.52)	(17.94)
Net asset value per Redeemable Unit, beginning of period	3,373.18	1,434.45	3,236.88	1,366.17

Net asset value per Redeemable Unit, end of period	$3,553.36	$1,513.92	$3,188.36	$1,348.23

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(1.2)%	(0.4)%	(0.5)%	0.3%

Operating expenses	4.2%	3.4%	3.8%	3.1%
Incentive fees	-%	-%	-%	-%

Total expenses	4.2%	3.4%	3.8%	3.1%

Total return:
Total return before incentive fees	5.3%	5.5%	(1.5)%	(1.3)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	5.3%	5.5%	(1.5)%	(1.3)%

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
“
Balance Sheet - Offsetting
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2026 and 2025 was 40,392 and 34,203, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2026 and 2025 was 394 and 270, respectively. The monthly average notional value of currency forward contracts traded during the three months ended March 31, 2026 and 2025 was $32,137,321 and $53,435,530, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the three months ended March 31, 2026 and 2025 was 1,505 and 1,738, respectively. The monthly average number of option contracts written traded directly by the Partnership during the three months ended March 31, 2026 and 2025 was 1,195 and 1,738, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2026 and December 31, 2025, respectively.

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
March 31, 2026	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$23,638,470	$(23,638,470)	$-	$-	$-	$-
Forwards	1,242,195	(566,484)	675,711	-	-	675,711

	24,880,665	(24,204,954)	675,711	-	-	675,711
JPMorgan
Forwards	148,538	(58,870)	89,668	-	-	89,668

Total assets	$25,029,203	$(24,263,824)	$765,379	$-	$-	$765,379

Liabilities
MS&Co.
Futures	$(24,023,559)	$23,638,470	$(385,089)	$-	$385,089	$-
Forwards	(566,484)	566,484	-	-	-	-

	(24,590,043)	24,204,954	(385,089)	-	385,089	-
JPMorgan
Forwards	(58,870)	58,870	-	-	-	-

Total liabilities	$(24,648,913)	$24,263,824	$(385,089)	$-	$385,089	$-

Net fair value						$765,379	*

		Gross Amounts Offset in the Consolidated	Amounts Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
December 31, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$20,195,093	$(15,263,153)	$4,931,940	$-	$-	$4,931,940
Forwards	1,619,985	(1,160,231)	459,754	-	-	459,754

	21,815,078	(16,423,384)	5,391,694	-	-	5,391,694
JPMorgan
Forwards	113,563	(52,412)	61,151	-	-	61,151

Total assets	$21,928,641	$(16,475,796)	$5,452,845	$-	$-	$5,452,845

Liabilities
MS&Co.
Futures	$(15,263,153)	$15,263,153	$-	$-	$-	$-
Forwards	(1,160,231)	1,160,231	-	-	-	-

	(16,423,384)	16,423,384	-	-	-	-
JPMorgan
Forwards	(52,412)	52,412	-	-	-	-

Total liabilities	$(16,475,796)	$16,475,796	$-	$-	$-	$-

Net fair value						$5,452,845	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and a counterparty to the Partnership’s non- exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Funds non-exchange traded contracts, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty, may not post collateral and as such, in the event of default by such counterparty, the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
Assets
Futures Contracts
Currencies	$1,935,882
Energy	2,695,691
Grains	6,948,460
Indices	2,352,851
Interest Rates U.S.	544,534
Interest Rates Non-U.S.	3,570,585
Livestock	1,693,462
Metals	1,253,219
Softs	2,643,786

Total unrealized appreciation on open futures contracts	23,638,470

Liabilities
Futures Contracts
Currencies	(1,476,748)
Energy	(1,794,240)
Grains	(9,024,478)
Indices	(1,259,670)
Interest Rates U.S.	(640,435)
Interest Rates Non-U.S.	(3,464,847)
Livestock	(582,240)
Metals	(1,449,067)
Softs	(4,331,834)

Total unrealized depreciation on open futures contracts	(24,023,559)

Net unrealized depreciation on open futures contracts	$(385,089)	*

Assets
Forward Contracts
Currencies	$148,539
Metals	1,242,194

Total unrealized appreciation on open forward contracts	1,390,733

Liabilities
Forward Contracts
Currencies	$(58,870)
Metals	(566,484)

Total unrealized depreciation on open forward contracts	(625,354)

Net unrealized appreciation on open forward contracts	$765,379	**

Assets
Options Purchased
Grains	$871,031
Indices	475,463
Livestock	273,840

Total options purchased	$1,620,334	***

Liabilities
Options Written
Grains	$(171,150)
Livestock	(58,680)

Total options written	$(229,830)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2025
Assets
Futures Contracts
Currencies	$1,154,606
Energy	2,677,373
Grains	4,128,476
Indices	2,203,683
Interest Rates U.S.	385,862
Interest Rates Non-U.S.	1,183,970
Livestock	1,475,269
Metals	4,051,231
Softs	2,934,623

Total unrealized appreciation on open futures contracts	20,195,093

Liabilities
Futures Contracts
Currencies	(574,188)
Energy	(2,232,758)
Grains	(3,564,015)
Indices	(697,075)
Interest Rates U.S.	(494,734)
Interest Rates Non-U.S.	(1,865,994)
Livestock	(403,443)
Metals	(1,232,080)
Softs	(4,198,866)

Total unrealized depreciation on open futures contracts	(15,263,153)

Net unrealized appreciation on open futures contracts	$4,931,940	*

Assets
Forward Contracts
Currencies	$113,563
Metals	1,619,985

Total unrealized appreciation on open forward contracts	1,733,548

Liabilities
Forward Contracts
Currencies	$(52,431)
Metals	(1,160,212)

Total unrealized depreciation on open forward contracts	(1,212,643)

Net unrealized appreciation on open forward contracts	$520,905	**

Assets
Options Purchased
Grains	$2,505,799
Livestock	2,386,320

Total options purchased	$4,892,119	***

Liabilities
Options Written
Grains	$(867,079)
Livestock	(987,372)

Total options written	$(1,854,451)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Sector	2026		2025
Currencies	$2,907,353		$(5,209,300)
Energy	4,825,757		(3,888,525)
Grains	(1,222,600)		(2,864,835)
Indices	3,273,477		(1,326,315)
Interest Rates U.S.	729,022		(1,654,471)
Interest Rates Non-U.S.	(2,181,011)		373,305
Livestock	1,423,505		1,678,217
Metals	3,384,762		4,928,461
Softs	(1,352,029)		1,026,042

Total	$11,788,236	*****	$(6,937,421)	*****

*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership and the Funds consider prices for exchange traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2026 and December 31, 2025 and for the periods ended March 31, 2026 and 2025, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$23,638,470	$22,097,380	$1,541,090	$-
Forwards	1,390,733	-	1,390,733	-
Options purchased	1,620,334	1,620,334	-	-

Total assets	$26,649,537	$23,717,714	$2,931,823	$-

Liabilities
Futures	$24,023,559	$23,964,804	$58,755	$-
Forwards	625,354	-	625,354	-
Options written	229,830	229,830	-	-

Total liabilities	$24,878,743	$24,194,634	$684,109	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,195,093	$18,951,018	$1,244,075	$-
Forwards	1,733,548	-	1,733,548	-
Options purchased	4,892,119	4,892,119	-	-

Total assets	$26,820,760	$23,843,137	$2,977,623	$-

Liabilities
Futures	$15,263,153	$15,080,068	$183,085	$-
Forwards	1,212,643	-	1,212,643	-
Options written	1,854,451	1,854,451	-	-

Total liabilities	$18,330,247	$16,934,519	$1,395,728	$-

The Investment in the Fund measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated Condensed Schedules of Investments as of March 31, 2026 and December 31, 2025, respectively.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2026.
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
As of March 31, 2026, the Partnership owned 100.0% of Transtrend Master and approximately 68.0% of Drakewood Master. At December 31, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 65.0% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. The Partnership consolidates its wholly owned investment in Transtrend Master. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	March 31, 2026
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$55,904,391	$265,497	$55,638,894
Drakewood Master	42,968,392	9,357,811	33,610,581

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$57,083,521	$956,093	$56,127,428
Drakewood Master	40,290,634	6,443,067	33,847,567

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$87,629	$2,825,255	$2,912,884
Drakewood Master	255,089	2,152,628	2,407,717

	For the three months ended March 31, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$168,542	$(6,739,642)	$(6,571,100)
Drakewood Master	167,644	5,285,951	5,453,595
Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata
share of the results of operations of the Funds are shown in the following tables:

	March 31, 2026		For the three months ended March 31, 2026
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	23.54%	$55,638,894	$3,161,349	$108,426	$19,060	$120,979	$-	$2,912,884	Commodity Portfolio	Monthly
Drakewood Master	9.67%	22,859,230	1,627,582	41,294	12,756	-	-	1,573,532	Commodity Portfolio	Monthly

Total		$78,498,124	$4,788,931	$149,720	$31,816	$120,979	$-	$4,486,416

	December 31, 2025		For the three months ended March 31, 2025
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fees	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted

Transtrend Master	24.22%	$56,127,428	$(6,261,852)	$141,380	$19,060	$148,808	$-	$(6,571,100)	Commodity Portfolio	Monthly
Drakewood Master	9.49%	21,999,584	3,376,818	83,129	11,468	-	-	3,282,221	Commodity Portfolio	Monthly

Total		$78,127,012	$(2,885,034)	$224,509	$30,528	$148,808	$-	$(3,288,879)

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
Futures Contracts
. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts may require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
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
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin payments may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts may require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.

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
Futures-Style Options.
The Partnership/Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. Transactions in futures-style option contracts may require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Partnership’s/Funds’ Consolidated Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Partnership’s/Funds’ Consolidated Statements of Income and Expenses.
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
Geopolitical relations and conflicts between governments may have significant macroeconomic effects on the global economy, and impact the markets in which the Partnership has invested or seeks to make investments. Armed conflicts among countries, as well as economic sanctions, for example, have created, and may in the future create, volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved, which in turn have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Uncertainties regarding these conflicts and potential future conflicts, and the varying involvement of the United States and other countries, make it difficult to predict what the ultimate impact on global economic and market conditions will be, and presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in the countries involved in these conflicts, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Fund, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Fund and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2026.

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

For the three months ended March 31, 2026, the Partnership’s capital increased 2.0% from $231,783,151 to $236,315,680. This increase was attributable to subscriptions of 856.0890 Class A limited partner Redeemable Units totaling $2,979,000 and a net income of $12,483,446, which was partially offset by redemptions of 3,053.0050 Class A limited partner Redeemable Units totaling $10,876,572 and 34.5720 Class Z limited partner Redeemable Units totaling $53,345. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2026, the net asset value per Redeemable Unit for Class A increased 5.3% from $3,373.18 to $3,553.36, as compared to a decrease of 1.5% in the first quarter of 2025. During the Partnership’s first quarter of 2026, the net asset value per Redeemable Unit for Class Z increased 5.5% from $1,434.45 to $1,513.92, as compared to a decrease of 1.3% in the first quarter of 2025. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2026 of $13,190,874. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, livestock and metals and were partially offset by losses in grains, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2025 of $3,756,100. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, and U.S. interest rates and were partially offset by gains in livestock, metals, non-U.S. interest rates and softs.

The Partnership’s largest gains during the first quarter were achieved throughout the first three months of the year from long futures positions in Brent crude oil, heating oil, and gas oil. Oil prices rose sharply as geopolitical turmoil and subsequent hostilities in the Middle East threatened global energy supplies. In the metals markets, gains were recorded during January and February from long positions in gold and silver futures, as prices surged to record highs amid increased investor demand for precious metals. Additional gains were generated in the global stock index markets during January and February from long positions in Asian, European, and U.S. equity index futures, supported by an improved earnings outlook, reduced tariff uncertainty, and accommodative central bank policies. In the currency markets, gains were recorded during March from short positions in the euro, Canadian dollar, and Swiss franc versus the U.S. dollar, as the value of the U.S. currency strengthened against several of its counterparts. Additional currency gains were recorded during the quarter from positions in the Indian rupee and Korean won. In global freight futures, gains were recorded during January and February from long positions, as threats to tankers along key Middle Eastern shipping routes supported higher freight rates. A portion of the Partnership’s overall first-quarter gains was offset by losses in the agricultural sector during January from short positions in soybean and wheat futures, as prices increased following reports that U.S. farmers would reduce acreage dedicated to grain harvests in 2026. Additional losses in the sector were incurred during March from short positions in sugar futures, as sugar prices reversed higher. Losses were also recorded in the global fixed income markets during March from long positions in Canadian fixed income futures, as prices declined amid investor concerns over inflation and uncertain monetary policy from the Bank of Canada.

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

As of March 31, 2026, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three months ended March 31, 2026 decreased by $454,039 as compared to the corresponding period in 2025. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2026 as compared to the corresponding period in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2026 increased by $173,869 as compared to the corresponding period in 2025. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three months ended March 31, 2026 decreased by $50,514 as compared to the corresponding period in 2025. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended March 31, 2026 decreased by $104,094 as compared to the corresponding period in 2025. The decrease in management fees was due to lower average adjusted net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2026 decreased by $52,005 as compared to the corresponding period in 2025. The decrease in the General Partner fees was due to lower average adjusted net assets during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months ended March 31, 2026 resulted in incentive fees of $0. Trading performance for the three months ended March 31, 2025 resulted in incentive fees of $0. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2026 and December 31, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)	December 31, 2025	December 31, 2025 (percentage of Partners’ Capital)
Transtrend	$55,638,595	23%	$56,128,288	24%
Drakewood	$22,937,778	10%	$22,062,539	10%
JSCL	$69,130,211	29%	$64,197,701	28%
Quantica	$46,139,146	20%	$46,543,684	20%
Opus	$18,210,506	8%	$18,231,753	8%
Unallocated	$24,259,444	10%	$24,619,186	10%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Opus directly trade managed accounts in the name of the Partnership. As of March 31, 2026, Transtrend and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Fund. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Partnership’s total capitalization was $236,315,680.

March 31, 2026

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,315,693	2.25%
Energy	3,226,956	1.37
Grains	4,048,191	1.71
Indices	5,394,049	2.28
Interest Rates U.S.	2,023,528	0.86
Interest Rates Non-U.S.	5,006,528	2.12
Livestock	2,757,095	1.17
Metals	4,069,396	1.72
Softs	3,851,196	1.63

Total	$35,692,632	15.11%

As of December 31, 2025, the Partnership’s total capitalization was $231,783,151.

December 31, 2025

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,824,090	2.08%
Energy	3,675,928	1.59
Grains	4,570,762	1.97
Indices	7,437,195	3.21
Interest Rates U.S.	2,942,307	1.27
Interest Rates Non-U.S.	5,170,558	2.23
Livestock	1,680,030	0.72
Metals	5,270,302	2.27
Softs	3,195,179	1.38

Total	$38,766,351	16.72%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended March 31, 2026 and the twelve months ended December 31, 2025, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2026, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2026

			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,974,945	1.26%	$2,978,673	$1,481,939	$2,267,887
Energy	2,616,889	1.11	3,908,541	2,402,530	2,984,965
Grains	3,137,345	1.33	4,951,821	2,646,588	3,180,261
Indices	4,737,815	2.00	7,112,691	4,631,693	5,851,246
Interest Rates U.S.	1,501,338	0.64	3,539,453	989,017	1,900,033
Interest Rates Non-U.S.	3,766,563	1.59	5,210,424	2,762,269	3,935,519
Livestock	1,704,615	0.72	2,606,120	835,120	1,714,168
Metals	2,297,738	0.97	2,518,329	1,321,700	1,825,452
Softs	3,124,163	1.32	3,124,163	2,106,933	2,564,868

Total	$25,861,411	10.94%

*	Average of daily Values at Risk.

At December 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,284,133	0.99%	$4,513,042	$1,589,737	$2,479,496
Energy	3,119,117	1.35	7,847,505	1,986,155	4,890,248
Grains	3,084,995	1.33	6,528,048	984,304	3,107,051
Indices	6,629,256	2.86	10,126,846	3,842,302	6,628,811
Interest Rates U.S.	1,828,774	0.79	3,709,859	943,778	1,851,212
Interest Rates Non-U.S.	2,980,353	1.29	5,513,914	2,025,210	3,567,668
Livestock	1,150,490	0.50	2,894,183	671,990	1,469,738
Metals	1,821,424	0.79	3,909,777	1,651,047	2,684,275
Softs	2,216,004	0.96	2,993,857	1,348,298	2,113,120

Total	$25,114,546	10.86%

*	Annual average of daily Values at Risk.

At March 31, 2026, Transtrend Master’s total capitalization was $55,638,894 and the Partnership owned 100.0% of Transtrend Master. As of March 31, 2026, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

March 31, 2026

			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,283,975	4.10%	$3,329,884	$2,283,975	$2,786,621
Energy	610,067	1.10	984,349	433,542	661,514
Grains	910,846	1.64	1,655,371	668,898	1,095,526
Indices	656,234	1.18	1,018,255	656,234	898,372
Interest Rates U.S.	522,190	0.94	1,146,145	516,226	750,545
Interest Rates Non-U.S.	1,239,965	2.23	2,855,618	1,162,088	2,242,618
Livestock	1,052,480	1.89	1,102,860	529,540	877,601
Metals	1,153,763	2.07	2,289,193	1,122,801	1,853,912
Softs	727,033	1.31	1,054,932	690,741	907,888

Total	$9,156,553	16.46%

*	Average of daily Values at Risk.

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

At March 31, 2026, Drakewood Master’s total capitalization was $33,610,581 and the Partnership owned approximately 68.0% of Drakewood Master. As of March 31, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

March 31, 2026

			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$83,490	0.25%	$131,780	$-	$33,229
Metals	908,669	2.70	2,167,787	724,082	1,493,206

Total	$992,159	2.95%

*	Average of daily Values at Risk.

At December 31, 2025, Drakewood Master’s total capitalization was $33,847,567 and the Partnership owned approximately 65.0% of Drakewood Master. As of December 31, 2025, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2025, 2024, 2023, 2022, and 2021. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2025 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our Markets business, and our activities in the capital markets.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending, and on March 12, 2026, defendants filed a motion for summary judgment.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended March 31, 2026, there were subscriptions of 856.0890 Class A Redeemable Units totaling $2,979,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	1,023.7090	$3,483.43	N/A	N/A	N/A	N/A
February 1, 2026 - February 28, 2026	1,412.8600	$3,623.95	34.5720	$1,543.02	N/A	N/A
March 1, 2026 - March 31, 2026	616.4360	$3,553.36	N/A	N/A	N/A	N/A
	3,053.0050	$3,562.58	34.5720	$1,543.02

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by the directors and officers of the General Partner.

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

Date: May 12, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: May 12, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.