Form 10-Q
period 2026-06-30
CERES ORION L.P.
filed 2026-08-11
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of July 31, 2026, 63,244.8578 Limited Partnership Class A Redeemable Units were outstanding and 1,359.9112 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investment in the Fund (1) , at fair value	$21,712,514	$21,999,584
Redemptions receivable from the Fund	592,712	61,891

Equity in trading account:
Unrestricted cash	164,875,772	163,847,518
Restricted cash	37,339,340	38,337,706
Foreign cash (cost $3,469,444 and $3,664,038 at June 30, 2026 and December 31, 2025, respectively)	3,406,882	3,677,300
Net unrealized appreciation on open futures contracts	4,394,757	4,931,940
Net unrealized appreciation on open forward contracts	–	520,905
Options purchased, at fair value (premiums paid $1,754,197 and $5,814,512 at June 30, 2026 and December 31, 2025, respectively)	1,530,850	4,892,119

Total equity in trading account (2)	211,547,601	216,207,488

Interest receivable	552,130	563,725

Total assets	$234,404,957	$238,832,688

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$229,167	$–
Options written, at fair value (premiums received $771,872 and $2,696,749 at at June 30, 2026 and December 31, 2025, respectively)	598,688	1,854,451
Accrued expenses:
Ongoing selling agent fees	142,968	144,429
Management fees	189,517	181,206
General Partner fees	145,630	147,808
Incentive fees	189,637	72,771
Professional fees	384,569	300,705
Redemptions payable to General Partner	174,995	570,000
Redemptions payable to Limited Partners	884,153	3,778,167

Total liabilities	2,939,324	7,049,537

Partners’ Capital:
General Partner, Class Z, 1,642.6873 and 1,758.2473 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	2,487,547	2,522,110
Limited Partners, Class A, 63,963.8848 and 67,166.3208 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	226,918,752	226,563,765
Limited Partners, Class Z, 1,359.9112 and 1,880.3612 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	2,059,334	2,697,276

Total partners’ capital (net asset value)	231,465,633	231,783,151

Total liabilities and partners’ capital	$234,404,957	$238,832,688

Net asset value per Redeemable Unit:
Class A	$3,547.61	$3,373.18

Class Z	$1,514.32	$1,434.45

(1)	Defined in Note 1.
(2)	As of June 30, 2026 and December 31, 2025, the amounts include $197,835,183 and $199,513,554, respectively, held in trading accounts with MS&Co.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
June 30, 2026
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,776	$(204,369)	(0.08	) %
Energy	551	(1,192,194)	(0.52)
Grains	2,858	(1,152,709)	(0.50)
Indices	1,795	1,978,340	0.85
Interest Rates U.S.	56	5,645	0.00	*
Interest Rates Non-U.S.	5,978	1,422,184	0.61
Livestock	648	114,805	0.05
Metals	223	(844,288)	(0.35)
Softs
COFFEE ‘C’ FUTURE SEP26	201	3,968,438	1.71
Other	1,767	1,104,875	0.48

Total futures contracts purchased		5,200,727	2.25

Futures Contracts Sold
Currencies	3,600	2,212,289	0.95
Energy	639	(172,160)	(0.07)
Grains	4,866	2,075,525	0.89
Indices	1,101	297,641	0.13
Interest Rates U.S.	955	(144,274)	(0.06)
Interest Rates Non-U.S.	4,694	(968,975)	(0.42)
Livestock	485	(2,343)	(0.00	) *
Metals	95	163,103	0.07
Softs	2,093	(4,266,776)	(1.84)

Total futures contracts sold		(805,970)	(0.35)

Net unrealized appreciation on open futures contracts		$4,394,757	1.90%

Unrealized Appreciation on Open Forward Contracts
Currencies	$10,181,795	$89,619	0.04%
Metals	237	1,153,338	0.50

Total unrealized appreciation on open forward contracts		1,242,957	0.54

Unrealized Depreciation on Open Forward Contracts
Currencies	$8,157,310	$(50,413)	(0.02)
Metals	198	(1,421,711)	(0.62)

Total unrealized depreciation on open forward contracts		(1,472,124)	(0.64)

Net unrealized depreciation on open forward contracts		$(229,167)	(0.10	) %

Options Purchased
Calls
Grains	775	$242,188	0.10%
Puts
Grains	775	1,218,687	0.53
Indices	54	69,975	0.03

Total options purchased (premiums paid $1,754,197)		$1,530,850	0.66%

Options Written
Calls
Grains	775	(348,750)	(0.15	) %
Puts
Grains	775	(249,938)	(0.11)

Total options written (premiums received $771,872)		$(598,688)	(0.26	) %

Investment in the Fund
CMF Drakewood Master Fund LLC		$21,712,514	9.38%

* Due to Rounding.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
December 31, 2025

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,230	$464,636	0.20%
Energy	1,710	(594,224)	(0.26)
Grains	3,458	(3,359,452)	(1.45)
Indices	1,835	1,178,714	0.51
Interest Rates U.S.	911	(405,485)	(0.17)
Interest Rates Non-U.S.	8,804	(1,323,733)	(0.57)
Livestock	594	1,323,088	0.57
Metals	987	3,511,685	1.51
Softs	1,773	(79,383)	(0.03)

Total futures contracts purchased		715,846	0.31

Futures Contracts Sold
Currencies	3,301	115,782	0.05
Energy	2,211	1,038,839	0.45
Grains	6,035	3,923,913	1.69
Indices	869	327,894	0.14
Interest Rates U.S.	914	296,613	0.13
Interest Rates Non-U.S.	3,780	641,709	0.28
Livestock	214	(251,262)	(0.11)
Metals	122	(692,534)	(0.30)
Softs	2,699	(1,184,860)	(0.51)

Total futures contracts sold		4,216,094	1.82

Net unrealized appreciation on open futures contracts		$4,931,940	2.13%

Unrealized Appreciation on Open Forward Contracts
Currencies	$11,089,386	$113,563	0.05%
Metals	255	1,619,985	0.70

Total unrealized appreciation on open forward contracts		1,733,548	0.75

Unrealized Depreciation on Open Forward Contracts
Currencies	$11,737,358	$(52,431)	(0.02)
Metals	245	(1,160,212)	(0.50)

Total unrealized depreciation on open forward contracts		(1,212,643)	(0.52)

Net unrealized appreciation on open forward contracts		$520,905	0.23%

Options Purchased
Calls
Grains	815	$542,668	0.23%
Puts
Grains	815	1,963,131	0.85
Livestock	1,304	2,386,320	1.03

Total options purchased (premiums paid $5,814,512)		$4,892,119	2.11%

Options Written
Calls
Grains	978	(329,994)	(0.14	) %
Puts
Grains	978	(537,085)	(0.23)
Livestock	1,304	(987,372)	(0.43)

Total options written (premiums received $2,696,749)		$(1,854,451)	(0.80	) %

Investment in the Fund
CMF Drakewood Master Fund LLC		$21,999,584	9.49%

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income:
Interest income	$1,532,187	$1,786,893	$3,054,774	$3,792,967
Interest income allocated from the Fund	217,470	143,124	442,414	338,620

Total investment income (1)	1,749,657	1,930,017	3,497,188	4,131,587

Expenses:
Expenses allocated from the Fund	73,681	92,578	127,731	187,175
Clearing fees related to direct investments	594,209	641,898	1,306,442	1,180,262
Ongoing selling agent fees	434,974	442,076	880,600	938,216
Management fees	570,712	568,690	1,132,155	1,234,227
General Partner fees	443,954	451,986	899,077	959,114
Incentive fees	189,637	–	189,637	–
Professional fees	225,377	207,161	451,861	424,563

Total expenses	2,532,544	2,404,389	4,987,503	4,923,557

Net investment loss	(782,887)	(474,372)	(1,490,315)	(791,970)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in: the Fund:
Net realized gains (losses) on closed contracts	(2,423,110)	(6,186,580)	14,889,540	(15,278,868)
Net realized gains (losses) on closed contracts allocated from the Fund	1,184,858	(1,962,015)	6,239,342	2,501,634
Net change in unrealized gains (losses) on open contracts	4,191,267	(6,371,278)	(1,333,147)	(4,216,411)
Net change in unrealized gains (losses) on open contracts allocated from the Fund	(2,511,159)	(365,134)	(6,163,005)	(1,647,462)

Total trading results	441,856	(14,885,007)	13,632,730	(18,641,107)

Net income (loss)	$(341,031)	$(15,359,379)	$12,142,415	$(19,433,077)

(1)
For the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 and 2025, interest income earned from trading accounts with MS&Co. amounted to $1,697,954, $1,843,547, $3,394,458, and $3,958,924, respectively.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323
Subscriptions - Limited Partners	2,735,000	912.3230	100,000	79.8200	2,835,000	992.1430
Redemptions - Limited Partners	(26,774,036)	(8,661.5150)	(521,437)	(400.9610)	(27,295,473)	(9,062.4760)
Net income (loss)	(19,000,960)	–	(432,117)	–	(19,433,077)	–

Partners’ Capital, June 30, 2025	$226,839,575	75,627.3018	$5,522,704	4,346.0975	$232,362,279	79,973.3993

Partners’ Capital, March 31, 2025	$254,502,706	79,822.3338	$6,076,829	4,507.2675	$260,579,535	84,329.6013
Subscriptions - Limited Partners	2,430,000	817.5150	100,000	79.8200	2,530,000	897.3350
Redemptions - Limited Partners	(15,083,194)	(5,012.5470)	(304,683)	(240.9900)	(15,387,877)	(5,253.5370)
Net income (loss)	(15,009,937)	–	(349,442)	–	(15,359,379)	–

Partners’ Capital, June 30, 2025	$226,839,575	75,627.3018	$5,522,704	4,346.0975	$232,362,279	79,973.3993

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$226,563,765	67,166.3208	$5,219,386	3,638.6085	$231,783,151	70,804.9293
Subscriptions - Limited Partners	4,009,000	1,145.7650	–		4,009,000	1,145.7650
Redemptions - General Partner	–	–	(174,995)	(115.5600)	(174,995)	(115.5600)
Redemptions - Limited Partners	(15,501,311)	(4,348.2010)	(792,627)	(520.4500)	(16,293,938)	(4,868.6510)
Net income (loss)	11,847,298	–	295,117	–	12,142,415	–

Partners’ Capital, June 30, 2026	$226,918,752	63,963.8848	$4,546,881	3,002.5985	$231,465,633	66,966.4833

Partners’ Capital, March 31, 2026	$230,859,474	64,969.4048	$5,456,206	3,604.0365	$236,315,680	68,573.4413
Subscriptions - Limited Partners	1,030,000	289.6760	–	–	1,030,000	289.6760
Redemptions - General Partner	–	–	(174,995)	(115.5600)	(174,995)	(115.5600)
Redemptions - Limited Partners	(4,624,739)	(1,295.1960)	(739,282)	(485.8780)	(5,364,021)	(1,781.0740)
Net income (loss)	(345,983)	–	4,952	–	(341,031)	–

Partners’ Capital, June 30, 2026	$226,918,752	63,963.8848	$4,546,881	3,002.5985	$231,465,633	66,966.4833

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
As of June 30, 2026, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Fund. In addition, the General Partner may allocate the Partnership’s assets to additional non-major
trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended June 30, 2026 and 2025, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

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
The ongoing selling agent fees for the three and six months ended June 30, 2026 for Class A were $434,974 and $880,600, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class A were $442,076 and $938,216, respectively. Class Z Units are not subject to an ongoing selling agent fee.
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
2.     Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner,

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2026 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Fund.
The Partnership consolidates its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of June 30, 2026 and December 31, 2025, includes the portfolio holdings of Transtrend Master. The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of Drakewood Master.
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
Partnership’s Cash.
The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. and JPM. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At June 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $37,339,340 and $38,337,706, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $3,406,882 (cost of $3,469,444) and $3,677,300 (cost of $3,664,038) as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $36,877,784, $153,155,760 and $3,406,882, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $37,962,959, $152,481,601 and $3,677,300, respectively.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “
Income Taxes
,” which prescribes a

Ceres Orion L.P.
Notes to Consolidated Financial Statements
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.    Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$6.21	$2.91	$(182.87)	$(77.33)	$196.91	$83.94	$(227.53)	$(96.18)
Net investment income (loss)	(11.96)	(2.51)	(6.05)	(0.17)	(22.48)	(4.07)	(9.91)	0.74

Increase (decrease) for the period	(5.75)	0.40	(188.92)	(77.50)	174.43	79.87	(237.44)	(95.44)
Net asset value per Redeemable Unit, beginning of period	3,553.36	1,513.92	3,188.36	1,348.23	3,373.18	1,434.45	3,236.88	1,366.17

Net asset value per Redeemable Unit, end of period	$3,547.61	$1,514.32	$2,999.44	$1,270.73	$3,547.61	$1,514.32	$2,999.44	$1,270.73

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Class A	Class Z		Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:** Net investment income (loss)***	(1.1)%	(0.4)%		(0.8)%	(0.1)%	(1.2)%	(0.5)%	(0.6)%	0.1%

Operating expenses	4.0%	3.4%		4.0%	3.3%	4.1%	3.4%	3.9%	3.2%
Incentive fees	0.1%	0.1%		-%	-%	0.1%	0.1%	-%	-%

Total expenses	4.1%	3.5%		4.0%	3.3%	4.2%	3.5%	3.9%	3.2%

Total return:
Total return before incentive fees	(0.1)%	0.2%		(5.9)%	(5.7)%	5.3%	5.7%	(7.3)%	(7.0)%
Incentive fees	(0.1)%	(0.2)%		-%	-%	(0.1)%	(0.1)%	-%	-%

Total return after incentive fees	(0.2)%	0.0	%****	(5.9)%	(5.7)%	5.2%	5.6%	(7.3)%	(7.0)%

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
“
Balance Sheet - Offsetting
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 was 35,320 and 37,760, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 was 37,856 and 35,981, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 was 399 and 396, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 was 397 and 333, respectively. The monthly average notional value of currency forward contracts traded during the three months ended June 30, 2026 and 2025 was $29,802,351 and $39,336,908, respectively. The monthly average notional value of currency forward contracts traded during the six months ended June 30, 2026 and 2025 was $30,969,836 and $46,386,219, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the three months ended June 30, 2026 and 2025 was 1,389 and 1,745, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the six months ended June 30, 2026 and 2025 was 1,447 and 1,742, respectively. The monthly average number of option contracts written traded directly by the Partnership during the three months ended June 30, 2026 and 2025 was 1,514 and 654, respectively. The monthly average number of option contracts written traded directly by the Partnership during the six months ended June 30, 2026 and 2025 was 1,355 and 1,196, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2026 and December 31, 2025, respectively.

June 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$18,064,212	$(13,669,455)	$4,394,757	$–	$–	$4,394,757
Forwards	1,153,416	(1,153,416)	–	–	–	–

	19,217,628	(14,822,871)	4,394,757	–	–	4,394,757
JPMorgan
Forwards	89,541	(50,413)	39,128	–	–	39,128

Total assets	$19,307,169	$(14,873,284)	$4,433,885	$–	$–	$4,433,885

Liabilities
MS&Co.
Futures	$(13,669,455)	$13,669,455	$–	$–	$–	$–
Forwards	(1,421,711)	1,153,416	(268,295)	–	268,295	–

	(15,091,166)	14,822,871	(268,295)	–	268,295	–
JPMorgan
Forwards	(50,413)	50,413	–	–	–	–

Total liabilities	$(15,141,579)	$14,873,284	$(268,295)	$–	$268,295	$–

Net fair value						$4,433,885	*

December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$20,195,093	$(15,263,153)	$4,931,940	$–	$–	$4,931,940
Forwards	1,619,985	(1,160,231)	459,754	–	–	459,754

	21,815,078	(16,423,384)	5,391,694	–	–	5,391,694
JPMorgan
Forwards	113,563	(52,412)	61,151	–	–	61,151

Total assets	$21,928,641	$(16,475,796)	$5,452,845	$–	$–	$5,452,845

Liabilities
MS&Co.
Futures	$(15,263,153)	$15,263,153	$–	$–	$–	$–
Forwards	(1,160,231)	1,160,231	–	–	–	–

	(16,423,384)	16,423,384	–	–	–	–
JPMorgan
Forwards	(52,412)	52,412	–	–	–	–

Total liabilities	$(16,475,796)	$16,475,796	$–	$–	$–	$–

Net fair value						$5,452,845	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and a counterparty to the Partnership’s non–exchange–traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Funds non–exchange traded contracts, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty, may not post collateral and as such, in the event of default by such counterparty, the Partnership is exposed to the amount shown in the Consolidated Statements of Financial Condition. In the case of exchange–traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
Assets
Futures Contracts
Currencies	$2,644,942
Energy	1,110,875
Grains	2,466,146
Indices	3,129,988
Interest Rates U.S.	162,095
Interest Rates Non-U.S.	1,864,865
Livestock	649,965
Metals	260,350
Softs	5,774,986

Total unrealized appreciation on open futures contracts	18,064,212

Liabilities
Futures Contracts
Currencies	(637,022)
Energy	(2,475,229)
Grains	(1,543,330)
Indices	(854,007)
Interest Rates U.S.	(300,724)
Interest Rates Non-U.S.	(1,411,656)
Livestock	(537,503)
Metals	(941,535)
Softs	(4,968,449)

Total unrealized depreciation on open futures contracts	(13,669,455)

Net unrealized appreciation on open futures contracts	$4,394,757	*

Assets
Forward Contracts
Currencies	$89,619
Metals	1,153,338

Total unrealized appreciation on open forward contracts	1,242,957

Liabilities
Forward Contracts
Currencies	$(50,413)
Metals	(1,421,711)

Total unrealized depreciation on open forward contracts	(1,472,124)

Net unrealized depreciation on open forward contracts	$(229,167	)**

Assets
Options Purchased
Grains	$1,460,875
Indices	69,975

Total options purchased	$1,530,850	***

Liabilities
Options Written
Grains	$(598,688)

Total options written	$(598,688	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2025
Assets
Futures Contracts
Currencies	$1,154,606
Energy	2,677,373
Grains	4,128,476
Indices	2,203,683
Interest Rates U.S.	385,862
Interest Rates Non-U.S.	1,183,970
Livestock	1,475,269
Metals	4,051,231
Softs	2,934,623

Total unrealized appreciation on open futures contracts	20,195,093

Liabilities
Futures Contracts
Currencies	(574,188)
Energy	(2,232,758)
Grains	(3,564,015)
Indices	(697,075)
Interest Rates U.S.	(494,734)
Interest Rates Non-U.S.	(1,865,994)
Livestock	(403,443)
Metals	(1,232,080)
Softs	(4,198,866)

Total unrealized depreciation on open futures contracts	(15,263,153)

Net unrealized appreciation on open futures contracts	$4,931,940	*

Assets
Forward Contracts
Currencies	$113,563
Metals	1,619,985

Total unrealized appreciation on open forward contracts	1,733,548

Liabilities
Forward Contracts
Currencies	$(52,431)
Metals	(1,160,212)

Total unrealized depreciation on open forward contracts	(1,212,643)

Net unrealized appreciation on open forward contracts	$520,905	**

Assets
Options Purchased
Grains	$2,505,799
Livestock	2,386,320

Total options purchased	$4,892,119	***

Liabilities
Options Written
Grains	$(867,079)
Livestock	(987,372)

Total options written	$(1,854,451	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2026		2025		2026		2025
Currencies	$5,209,766		$(4,459,533)		$8,117,119		$(9,668,833)
Energy	(378,321)		(7,144,328)		4,447,436		(11,032,853)
Grains	2,163,844		(165,144)		941,244		(3,029,979)
Indices	1,863,210		(3,147,247)		5,136,687		(4,473,562)
Interest Rates U.S.	(334,998)		693,077		394,024		(961,394)
Interest Rates Non-U.S.	432,834		(1,454,511)		(1,748,177)		(1,081,206)
Livestock	(1,246,887)		3,246,579		176,618		4,924,796
Metals	(3,706,725)		1,593,255		(321,963)		6,521,716
Softs	(2,234,566)		(1,720,006)		(3,586,595)		(693,964)

Total	$1,768,157	*****	$(12,557,858	)*****	$13,556,393	*****	$(19,495,279	)*****

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
The Partnership and the Funds consider prices for exchange traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2026 and December 31, 2025 and for the periods ended June 30, 2026 and 2025, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$18,064,212	$15,918,657	$2,145,555	$–
Forwards	1,242,957	–	1,242,957	–
Options purchased	1,530,850	1,530,850	–	–

Total assets	$20,838,019	$17,449,507	$3,388,512	$–

Liabilities
Futures	$13,669,455	$13,533,385	$136,070	$–
Forwards	1,472,124	–	1,472,124	–
Options written	598,688	598,688	–	–

Total liabilities	$15,740,267	$14,132,073	$1,608,194	$–

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,195,093	$18,951,018	$1,244,075	$–
Forwards	1,733,548	–	1,733,548	–
Options purchased	4,892,119	4,892,119	–	–

Total assets	$26,820,760	$23,843,137	$2,977,623	$–

Liabilities
Futures	$15,263,153	$15,080,068	$183,085	$–
Forwards	1,212,643	–	1,212,643	–
Options written	1,854,451	1,854,451	–	–

Total liabilities	$18,330,247	$16,934,519	$1,395,728	$–

The Investment in the Fund measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated Condensed Schedules of Investments as of June 30, 2026 and December 31, 2025, respectively.
6.  Investment in the Funds:
On June 1, 2011, the Partnership allocated a portion of its assets to Transtrend Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Transtrend Master permits accounts managed by Transtrend using the Diversified Trend Program–Enhanced Risk Profile (US Dollar), a proprietary, systematic trading system, to invest together in one trading vehicle. Transtrend generally trades its Enhanced Risk Profile (US Dollar) using 1.5 times the leverage employed by the Standard Risk Profile. The General Partner is also the Trading Manager of Transtrend Master. Individual and pooled accounts managed by Transtrend, including the Partnership, are permitted to be members of Transtrend Master. The Trading Manager and Transtrend believe that trading through the master/feeder structure promotes efficiency and economy in the trading process.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2026.
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
As of June 30, 2026, the Partnership owned 100.0% of Transtrend Master and approximately 75.1% of Drakewood Master. At December 31, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 65.0% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. The Partnership consolidates its wholly owned investment in Transtrend Master. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2026
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$56,459,198	$177,993	$56,281,205
Drakewood Master	44,934,271	16,024,753	28,909,518

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$57,083,521	$956,093	$56,127,428
Drakewood Master	40,290,634	6,443,067	33,847,567

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$124,815	$(1,964,807)	$(1,839,992)
Drakewood Master	211,121	(1,939,071)	(1,727,950)

	For the six months ended June 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$212,444	$860,448	$1,072,892
Drakewood Master	466,210	213,557	679,767

	For the three months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$116,562	$(4,730,512)	$(4,613,950)
Drakewood Master	81,691	(3,778,222)	(3,696,531)

	For the six months ended June 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$285,104	$(11,470,154)	$(11,185,050)
Drakewood Master	249,335	1,507,729	1,757,064

Ceres
Orion L.P.
Notes to Consolidated Financial
Statements
(Unaudited)

Summar
ize
d information reflecting the Partnership’s investments in and the Partnership’s pro–rata share of the results of operations of the Funds are shown in the following tables:

	June 30, 2026		For the three months ended June 30, 2026						Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees	Incentive Fee
Transtrend Master	24.32%	$56,281,205	$(1,606,857)	$91,241	$18,643	$123,251	$–	$(1,839,992)	Commodity Portfolio	Monthly
Drakewood Master	9.38%	21,712,514	(1,108,831)	60,982	12,699	–	–	(1,182,512)	Commodity Portfolio	Monthly

Total		$77,993,719	$(2,715,688)	$152,223	$31,342	$123,251	$–	$(3,022,504)

	June 30, 2026		For the six months ended June 30, 2026						Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees	Incentive Fee
Transtrend Master	24.32%	$56,281,205	$1,554,492	$199,667	$37,703	$244,230	$–	$1,072,892	Commodity Portfolio	Monthly
Drakewood Master	9.38%	21,712,514	518,751	102,276	25,455	–	–	391,020	Commodity Portfolio	Monthly

Total		$77,993,719	$2,073,243	$301,943	$63,158	$244,230	$–	$1,463,912

	December 31, 2025		For the three months ended June 30, 2025						Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees	Incentive Fee
Transtrend Master	24.22%	$56,127,428	$(4,369,746)	$113,188	$19,060	$111,956	$–	$(4,613,950)	Commodity Portfolio	Monthly
Drakewood Master	9.49%	21,999,584	(2,184,025)	80,765	11,813	–	–	(2,276,603)	Commodity Portfolio	Monthly

Total		$78,127,012	$(6,553,771)	$193,953	$30,873	$111,956	$–	$(6,890,553)

	December 31, 2025		For the six months ended June 30, 2025						Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees	Incentive Fee
Transtrend Master	24.22%	$56,127,428	$(10,631,598)	$254,568	$38,120	$260,764	$–	$(11,185,050)	Commodity Portfolio	Monthly
Drakewood Master	9.49%	21,999,584	1,192,793	163,894	23,281	–	–	1,005,618	Commodity Portfolio	Monthly

Total		$78,127,012	$(9,438,805)	$418,462	$61,401	$260,764	$–	$(10,179,432)

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Funds, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Fund and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2026.

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

For the six months ended June 30, 2026, the Partnership’s capital decreased 0.1% from $231,783,151 to $231,465,633. This decrease was attributable to redemptions of 115.5600 Class Z General Partner Redeemable Units totaling $174,995, 4,348.2010 Class A limited partner Redeemable Units totaling $15,501,311 and 520.4500 Class Z limited partner Redeemable Units totaling $792,627, which was partially offset by to subscriptions of 1,145.7650 Class A limited partner Redeemable Units totaling $4,009,000 and a net income of $12,142,415. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of trading results or net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Consolidated Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2026, the net asset value per Redeemable Unit for Class A decreased 0.2% from $3,553.36 to $3,547.61, as compared to a decrease of 5.9% in the second quarter of 2025. During the Partnership’s second quarter of 2026, the net asset value per Redeemable Unit for Class Z remained flat 0.0% from $1,513.92 to $1,514.32, as compared to a decrease of 5.7% in the second quarter of 2025. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2026 of $441,856. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, indices, livestock and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2025 of $14,885,007. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and U.S. interest rates.

During the second quarter, the Partnership’s largest gains were achieved in the currency markets during May and June from short positions in the Canadian dollar, Japanese yen, euro, Swiss franc, and New Zealand dollar versus the U.S. dollar. The gains were supported by U.S. dollar strength, which reflected expectations for a hawkish Federal Reserve and firm inflation data. Gains in the global stock index markets were generated during April and May from long futures positions in European equity indices and, to a lesser extent, Asian equity indices, as easing inflation concerns in Europe and growing demand for artificial intelligence stocks boosted prices. Further gains were recorded during April and June from long positions in global freight futures. Offsetting losses for the second quarter were recorded in the metals markets during June from long positions in gold and silver futures as precious metals prices were pressured lower by a stronger U.S. dollar. Additional sector losses were recorded during June from long positions in copper and aluminum futures. Further losses were incurred in the agricultural markets during May from short positions in live cattle futures as prices surged on reports of tight supplies in U.S. beef herds. Smaller agricultural market losses were recorded throughout much of the quarter from short positions in cocoa futures. Within the energy sector, losses were incurred during May and June from long positions in Brent crude oil futures as expectations for a resolution to the U.S./Iran conflict weighed on oil prices. Losses were also recorded from positions in European electric power.

During the Partnership’s six months ended June 30, 2026, the net asset value per Redeemable Unit for Class A increased 5.2% from $3,373.18 to $3,547.61, as compared to a decrease of 7.3% in the six months ended June 30, 2025. During the Partnership’s six months ended June 30, 2026, the net asset value per Redeemable Unit for Class Z increased 5.6% from $1,434.45 to $1,514.32, as compared to a decrease of 7.0% in the six months ended June 30, 2025. The Partnership experienced a net trading gain before fees and expenses in the first six months of 2026 of $13,632,730. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices and livestock and were partially offset by losses in U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2025 of $18,641,107. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, non-U.S. and U.S. interest rates and softs and were partially offset by gains in livestock and metals.

During the first six months of the year, the Partnership’s largest gains were achieved within the currency markets during February, March, May, and June from short positions in the Japanese yen, euro, Swiss franc, Canadian dollar, and New Zealand dollar versus the U.S. dollar. Currency gains were supported by U.S. dollar strength, which reflected expectations for a hawkish Federal Reserve and firm inflation data. Gains were also generated in global stock index markets during January and February from long positions in Asian, European, and U.S. equity index futures, supported by an improved earnings outlook, reduced tariff uncertainty, and accommodative central bank policies. Additional gains were recorded during April and May from long futures positions in European and Asian equity indices. In the energy markets, gains were recorded throughout the first four months of the year from long futures positions in Brent crude oil, heating oil, and gas oil. Oil prices rose sharply as geopolitical turmoil and hostilities in the Middle East threatened global energy supplies. In global freight futures, gains were recorded during January, February, April, and June from long positions, as threats to tankers along key Middle Eastern shipping routes contributed to higher freight rates. A portion of the Partnership’s gains during the first six months of the year was offset by losses in the agricultural sector during January from short positions in soybean and wheat futures, as prices increased following reports that U.S. farmers would reduce acreage dedicated to grain crops in 2026. Additional agricultural losses during the first six months of the year were incurred from futures positions in sugar, coffee, and cotton. Losses were also recorded in global fixed income markets during March from long positions in Canadian fixed income futures, as prices declined amid investor concerns over inflation and uncertainty regarding Bank of Canada monetary policy. Further losses were incurred within the metals sector during March and June from long positions in gold and silver futures, as precious metal prices were pressured lower by a stronger U.S. dollar.

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

As of June 30, 2026, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and six months ended June 30, 2026 decreased by $180,360 and $634,399, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended June 30, 2026 decreased by $47,689 as compared to the corresponding period in 2025. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended June 30, 2026 as compared to the corresponding period in 2025. Clearing fees related to direct investments for the six months ended June 30, 2026 increased by $126,180 as compared to the corresponding period in 2025. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the six months ended June 30, 2026 as compared to the corresponding period in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and six months ended June 30, 2026 decreased by $7,102 and $57,616, respectively, as compared to the corresponding periods in 2025. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three months ended June 30, 2026 increased by $2,022 as compared to the corresponding period in 2025. The increase in management fees was due to higher average adjusted net assets during the three months ended June 30, 2026 as compared to the corresponding period in 2025. Management fees for the six months ended June 30, 2026 decreased by $102,072 as compared to the corresponding period in 2025. The decrease in management fees was due to lower average adjusted net assets during the six months ended June 30, 2026 as compared to the corresponding period in 2025.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2026 decreased by $8,032 and $60,037, respectively, as compared to the corresponding periods in 2025. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months and six months ended June 30, 2026 resulted in incentive fees of $189,637 and $189,637, respectively. Trading performance for the three and six months ended June 30, 2025 resulted in incentive fees of $0 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2026 and March 31, 2026, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

		June 30, 2026		March 31, 2026
Advisor	June 30, 2026	(percentage of Partners’ Capital)	March 31, 2026	(percentage of Partners’ Capital)
Transtrend	$56,280,906	24%	$55,638,595	23%
Drakewood	$21,783,524	10%	$22,937,778	10%
JSCL	$72,781,235	32%	$69,130,211	29%
Quantica	$49,222,611	21%	$46,139,146	20%
Opus	$16,616,608	7%	$18,210,506	8%
Unallocated	$14,780,749	6%	$24,259,444	10%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Opus directly trade managed accounts in the name of the Partnership. As of June 30, 2026, Transtrend and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Fund. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Partnership’s total capitalization was $231,465,633.

June 30, 2026

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,275,706	3.58%
Energy	3,271,466	1.41
Grains	4,118,458	1.78
Indices	8,195,140	3.54
Interest Rates U.S.	2,363,261	1.02
Interest Rates Non-U.S.	4,582,968	1.98
Livestock	2,153,360	0.93
Metals	4,232,967	1.83
Softs	1,730,338	0.75

Total	$38,923,664	16.82%

As of December 31, 2025, the Partnership’s total capitalization was $231,783,151.

December 31, 2025

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$4,824,090	2.08%
Energy	3,675,928	1.59
Grains	4,570,762	1.97
Indices	7,437,195	3.21
Interest Rates U.S.	2,942,307	1.27
Interest Rates Non-U.S.	5,170,558	2.23
Livestock	1,680,030	0.72
Metals	5,270,302	2.27
Softs	3,195,179	1.38

Total	$38,766,351	16.72%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended June 30, 2026 and the twelve months ended December 31, 2025, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2026, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2026

			Three Months Ended June 30, 2026
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,303,080	2.29%	$5,526,342	$2,728,853	$3,598,069
Energy	2,572,844	1.11	3,543,089	2,175,610	2,923,378
Grains	2,513,689	1.09	3,777,453	2,262,526	3,020,345
Indices	7,249,713	3.13	7,249,713	3,785,706	5,240,784
Interest Rates U.S.	1,895,986	0.82	2,619,915	591,726	1,570,495
Interest Rates Non-U.S.	3,653,181	1.58	3,810,219	2,726,028	3,307,689
Livestock	1,580,480	0.68	1,896,180	1,080,420	1,559,816
Metals	878,115	0.38	2,377,507	852,378	1,785,262
Softs	1,332,020	0.58	3,291,955	1,281,159	2,202,510

Total	$26,979,108	11.66%

*	Average of daily Values at Risk.

At December 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,284,133	0.99%	$4,513,042	$1,589,737	$2,479,496
Energy	3,119,117	1.35	7,847,505	1,986,155	4,890,248
Grains	3,084,995	1.33	6,528,048	984,304	3,107,051
Indices	6,629,256	2.86	10,126,846	3,842,302	6,628,811
Interest Rates U.S.	1,828,774	0.79	3,709,859	943,778	1,851,212
Interest Rates Non-U.S.	2,980,353	1.29	5,513,914	2,025,210	3,567,668
Livestock	1,150,490	0.50	2,894,183	671,990	1,469,738
Metals	1,821,424	0.79	3,909,777	1,651,047	2,684,275
Softs	2,216,004	0.96	2,993,857	1,348,298	2,113,120

Total	$25,114,546	10.86%

*	Annual average of daily Values at Risk.

At June 30, 2026, Transtrend Master’s total capitalization was $56,281,205 and the Partnership owned 100.0% of Transtrend Master. As of June 30, 2026, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

June 30, 2026

			Three Months Ended June 30, 2026
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,961,639	5.26%	$3,053,590	$2,262,507	$2,691,038
Energy	698,622	1.24	1,154,778	602,411	960,731
Grains	1,604,769	2.85	1,604,769	864,407	1,104,737
Indices	945,427	1.68	1,238,400	652,332	1,036,284
Interest Rates U.S.	467,275	0.83	731,488	70,666	498,567
Interest Rates Non-U.S.	929,787	1.65	1,506,052	625,195	1,085,066
Livestock	572,880	1.02	1,190,420	398,860	864,541
Metals	661,004	1.17	1,726,362	661,004	1,291,351
Softs	398,318	0.71	948,961	398,318	726,463

Total	$9,239,721	16.41%

*	Average of daily Values at Risk.

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

At June 30, 2026, Drakewood Master’s total capitalization was $28,909,518 and the Partnership owned approximately 75.1% of Drakewood Master. As of June 30, 2026, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

June 30, 2026

			Three Months Ended June 30, 2026
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$14,630	0.05%	$104,364	$14,630	$66,440
Metals	3,587,015	12.41	4,004,299	720,044	1,840,206

Total	$3,601,645	12.46%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connection with such actions.

Item lA.	Risk Factors .
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2026, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended June 30, 2026, there were subscriptions of 289.6760 Class A Redeemable Units totaling $1,030,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	484.6220	$3,587.09	N/A	N/A	N/A	N/A
May 1, 2026 - May 31, 2026	561.3490	$3,566.77	485.8780	$1,521.54	N/A	N/A
June 1, 2026 - June 30, 2026	249.2250	$3,547.61	N/A	N/A	N/A	N/A
	1,295.1960	$3,570.69	485.8780	$1,521.54

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by the directors and officers of the General Partner.

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

Date: August 11, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: August 11, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.