Form 10-Q
period 2026-09-30
CERES ORION L.P.
filed 2026-11-10
CIK 1227265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of October 31, 2026, 60,617.9498 Limited Partnership Class A Redeemable Units were outstanding and 1,359.9112 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Orion L.P.
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investment in the Fund (1) , at fair value	$17,953,925	$21,999,584
Redemptions receivable from the Fund	875,371	61,891

Equity in trading account:
Unrestricted cash	157,984,632	163,847,518
Restricted cash	40,666,556	38,337,706
Foreign cash (cost $2,010,792 and $3,664,038 at September 30, 2026 and December 31, 2025, respectively)	1,951,140	3,677,300
Net unrealized appreciation on open futures contracts	9,638,635	4,931,940
Net unrealized appreciation on open forward contracts	342,120	520,905
Options purchased, at fair value (premiums paid $3,590,356 and $5,814,512 at September 30, 2026 and December 31, 2025, respectively)	2,019,413	4,892,119

Total equity in trading account (2)	212,602,496	216,207,488

Interest receivable	561,248	563,725

Total assets	$231,993,040	$238,832,688

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $940,939 and $2,696,749 at at September 30, 2026 and December 31, 2025, respectively)	$655,988	$1,854,451
Accrued expenses:
Ongoing selling agent fees	141,627	144,429
Management fees	182,329	181,206
General Partner fees	144,168	147,808
Incentive fees	505,078	72,771
Professional fees	489,063	300,705
Redemptions payable to General Partner	-	570,000
Redemptions payable to Limited Partners	7,018,143	3,778,167

Total liabilities	9,136,396	7,049,537

Partners’ Capital:
General Partner, Class Z, 1,642.6873 and 1,758.2473 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	2,522,338	2,522,110
Limited Partners, Class A, 60,785.1008 and 67,166.3208 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	218,246,169	226,563,765
Limited Partners, Class Z, 1,359.9112 and 1,880.3612 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	2,088,137	2,697,276

Total partners’ capital (net asset value)	222,856,644	231,783,151

Total liabilities and partners’ capital	$231,993,040	$238,832,688

Net asset value per Redeemable Unit:
Class A	$3,590.46	$3,373.18

Class Z	$1,535.50	$1,434.45

(1)	Defined in Note 1.
(2)	As of September 30, 2026 and December 31, 2025, the amounts include $198,325,959 and $199,513,554, respectively, held in trading accounts with MS&Co.
See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Condensed Schedule of Investments
September 30, 2026
(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,460	$(2,792,387)	(1.25)%
Energy	1,596	3,438,836	1.54
Grains	6,149	(3,576,367)	(1.60)
Indices	1,550	1,488,416	0.67
Interest Rates U.S.	2	(1,521)	(0.00) *
Interest Rates Non-U.S.	2,982	(2,252,059)	(1.01)
Livestock	1,119	556,226	0.25
Metals	350	(793,443)	(0.36)
Softs	2,458	(1,871,646)	(0.84)

Total futures contracts purchased		(5,803,945)	(2.60)

Futures Contracts Sold
Currencies	2,275	2,695,237	1.21
Energy	1,201	359,563	0.16
Grains	5,183	4,680,271	2.10
Indices	1,659	590,915	0.27
Interest Rates U.S.	1,609	2,518,158	1.13
Interest Rates Non-U.S.	3,955	2,991,758	1.34
Livestock	974	(793,347)	(0.36)
Metals	453	394,493	0.18
Softs	1,942	2,005,532	0.90

Total futures contracts sold		15,442,580	6.93

Net unrealized appreciation on open futures contracts		$9,638,635	4.33%

Unrealized Appreciation on Open Forward Contracts
Currencies	$15,185,468	$177,193	0.08%
Metals	307	743,990	0.33

Total unrealized appreciation on open forward contracts		921,183	0.41

Unrealized Depreciation on Open Forward Contracts
Currencies	$8,706,293	$(126,731)	(0.06)
Metals	182	(452,332)	(0.20)

Total unrealized depreciation on open forward contracts		(579,063)	(0.26)

Net unrealized appreciation on open forward contracts		$342,120	0.15%

Options Purchased
Puts
Grains	1,617	$1,374,450	0.62%
Livestock	441	644,963	0.29

Total options purchased (premiums paid $3,590,356)		$2,019,413	0.91%

Options Written
Puts
Grains	882	$(417,113)	(0.19)%
Livestock	294	(238,875)	(0.11)

Total options written (premiums received $940,939)		$(655,988)	(0.30)%

Investment in the Fund
CMF Drakewood Master Fund LLC		$17,953,925	8.06%

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

Ceres Orion L.P.
Consolidated Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income:
Interest income	$1,496,184	$1,781,400	$4,550,958	$5,574,367
Interest income allocated from the Fund	224,299	152,183	666,713	490,803

Total investment income (1)	1,720,483	1,933,583	5,217,671	6,065,170

Expenses:
Expenses allocated from the Fund	89,540	108,945	217,271	296,120
Clearing fees related to direct investments	628,967	727,374	1,935,409	1,907,636
Ongoing selling agent fees	419,797	440,038	1,300,397	1,378,254
Management fees	546,920	555,799	1,679,075	1,790,026
General Partner fees	427,272	450,011	1,326,349	1,409,125
Incentive fees	315,441	-	505,078	-
Professional fees	220,613	201,435	672,474	625,998

Total expenses	2,648,550	2,483,602	7,636,053	7,407,159

Net investment loss	(928,067)	(550,019)	(2,418,382)	(1,341,989)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in: the Fund:
Net realized gains (losses) on closed contracts	678,033	13,257,234	15,567,573	(2,021,634)
Net realized gains (losses) on closed contracts allocated from the Fund	(1,948,555)	(2,172,404)	4,290,787	329,230
Net change in unrealized gains (losses) on open contracts	4,582,246	12,838,817	3,249,099	8,622,406
Net change in unrealized gains (losses) on open contracts allocated from the Fund	290,449	1,036,083	(5,872,556)	(611,379)

Total trading results	3,602,173	24,959,730	17,234,903	6,318,623

Net income (loss)	$2,674,106	$24,409,711	$14,816,521	$4,976,634

(1)
For the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, interest income earned from trading accounts with MS&Co. amounted to $1,666,576, $1,849,161, $5,061,034, and $5,808,085, respectively.

See accompanying notes to consolidated financial statements.

Ceres Orion L.P.
Consolidated Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$269,879,571	83,376.4938	$6,376,258	4,667.2385	$276,255,829	88,043.7323
Subscriptions - Limited Partners	4,435,000	1,447.8420	100,000	79.8200	4,535,000	1,527.6620
Redemptions - Limited Partners	(43,893,206)	(14,096.7160)	(803,429)	(613.6370)	(44,696,635)	(14,710.3530)
Net income (loss)	4,814,308	-	162,326	-	4,976,634	-

Partners’ Capital, September 30, 2025	$235,235,673	70,727.6198	$5,835,155	4,133.4215	$241,070,828	74,861.0413

Partners’ Capital, June 30, 2025	$226,839,575	75,627.3018	$5,522,704	4,346.0975	$232,362,279	79,973.3993
Subscriptions - Limited Partners	1,700,000	535.5190	-	-	1,700,000	535.5190
Redemptions - Limited Partners	(17,119,170)	(5,435.2010)	(281,992)	(212.6760)	(17,401,162)	(5,647.8770)
Net income (loss)	23,815,268	-	594,443	-	24,409,711	-

Partners’ Capital, September 30, 2025	$235,235,673	70,727.6198	$5,835,155	4,133.4215	$241,070,828	74,861.0413

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$226,563,765	67,166.3208	$5,219,386	3,638.6085	$231,783,151	70,804.9293
Subscriptions - Limited Partners	4,849,000	1,389.8940	-	-	4,849,000	1,389.8940
Redemptions - General Partner	-	-	(174,995)	(115.5600)	(174,995)	(115.5600)
Redemptions - Limited Partners	(27,624,406)	(7,771.1140)	(792,627)	(520.4500)	(28,417,033)	(8,291.5640)
Net income (loss)	14,457,810	-	358,711	-	14,816,521	-

Partners’ Capital, September 30, 2026	$218,246,169	60,785.1008	$4,610,475	3,002.5985	$222,856,644	63,787.6993

Partners’ Capital, June 30, 2026	$226,918,752	63,963.8848	$4,546,881	3,002.5985	$231,465,633	66,966.4833
Subscriptions - Limited Partners	840,000	244.1290	-	-	840,000	244.1290
Redemptions - Limited Partners	(12,123,095)	(3,422.9130)	-	-	(12,123,095)	(3,422.9130)
Net income (loss)	2,610,512	-	63,594	-	2,674,106	-

Partners’ Capital, September 30, 2026	$218,246,169	60,785.1008	$4,610,475	3,002.5985	$222,856,644	63,787.6993

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
As of September 30, 2026, all trading decisions were made for the Partnership by Transtrend B.V. (“Transtrend”), John Street Capital Limited (“JSCL”), Quantica Capital AG (“Quantica”), Opus Futures LLC (“Opus”) and Drakewood Capital Management Limited (“Drakewood”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through a managed account in the Partnership’s name, or indirectly, through its investment in the Fund. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.
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
During the reporting periods ended September 30, 2026 and 2025, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The Partnership and CMF TT II, LLC (“Transtrend Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Drakewood Master Fund LLC (“Drakewood Master”) has entered into futures brokerage account agreements with MS&Co. Transtrend Master and Drakewood Master are collectively referred to as the “Funds” and Drakewood Master is referred to as the “Fund”.
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
The ongoing selling agent fees for the three and nine months ended September 30, 2026 for Class A were $419,797 and $1,300,397, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class A were $440,038 and $1,378,254, respectively. Class Z Units are not subject to an ongoing selling agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2027, unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor a monthly ongoing selling agent fee at a flat annual rate equal to 0.75% per year of the adjusted net assets of certain holders of Class A Redeemable Units (computed monthly by multiplying the adjusted net assets of the Class A Redeemable Units by 0.75% and dividing the result thereof by 12).
The General Partner fee, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.
The incentive fee payable to Transtrend by Transtrend Master is 16% of New Trading Profits (as defined in the management agreement among Transtrend Master, the Trading Manager and Transtrend), accrued monthly, but payable semi-annually.
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
2.     Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

financial condition at September 30, 2026 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
Statement of Cash Flows. The Partnership has not provided a Consolidated Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Consolidated Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2026 and 2025, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Consolidation/Partnership’s Investment in the Fund. The Partnership consolidates its wholly owned investment in Transtrend Master. Accordingly, the Partnership’s Consolidated Condensed Schedule of Investments as of September 30, 2026 and December 31, 2025, includes the portfolio holdings of Transtrend Master. The Partnership carries its investment in Drakewood Master based on the Partnership’s (1) net contributions to Drakewood Master and (2) its allocated share of the undistributed profit and losses, including realized gains (losses) and net change in unrealized gains (losses) of Drakewood Master.
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
Partnership’s Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in a commodity brokerage account with MS&Co. and JPM. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPM, as applicable. All of these amounts are maintained separately. At September 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $40,666,556 and $38,337,706, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $1,951,140 (cost of $2,010,792) and $3,677,300 (cost of $3,664,038) as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $40,252,236, $146,192,336 and $1,951,140, respectively. As of December 31, 2025, restricted cash, unrestricted cash, and cash denominated in foreign currencies held by MS&Co. amounted to $37,962,959, $152,481,601 and $3,677,300, respectively.
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
Segment Reporting. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying Consolidated Statements of Income and Expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Consolidated Statements of Financial Condition and significant segment expenses are reported in the accompanying Consolidated Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.    Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$57.33	$24.55	$333.94	$141.59	$254.16	$108.35	$106.27	$45.37
Net investment income (loss)	(14.48)	(3.37)	(7.44)	(0.62)	(36.88)	(7.30)	(17.21)	0.16

Increase (decrease) for the period	42.85	21.18	326.50	140.97	217.28	101.05	89.06	45.53
Net asset value per Redeemable Unit, beginning of period	3,547.61	1,514.32	2,999.44	1,270.73	3,373.18	1,434.45	3,236.88	1,366.17

Net asset value per Redeemable Unit, end of period	$3,590.46	$1,535.50	$3,325.94	$1,411.70	$3,590.46	$1,535.50	$3,325.94	$1,411.70

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(1.2)%	(0.4)%	(1.0)%	(0.2)%	(1.3)%	(0.6)%	(0.7)%	-%

Operating expenses	4.1%	3.3%	4.2%	3.5%	4.1%	3.4%	4.0%	3.3%
Incentive fees	0.1%	0.1%	-%	-%	0.2%	0.2%	-%	-%

Total expenses	4.2%	3.4%	4.2%	3.5%	4.3%	3.6%	4.0%	3.3%

Total return:
Total return before incentive fees	1.3%	1.5%	10.9%	11.1%	6.7%	7.3%	2.8%	3.3%
Incentive fees	(0.1)%	(0.1)%	-%	-%	(0.3)%	(0.3)%	-%	-%

Total return after incentive fees	1.2%	1.4%	10.9%	11.1%	6.4%	7.0%	2.8%	3.3%

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
The foreign exchange brokerage account agreements and/or futures brokerage account agreements with MS&Co. or JPMorgan, as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Consolidated Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Consolidated Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet - Offsetting,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 was 36,653 and 40,961, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 was 37,455 and 37,641, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 was 466 and 246, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 was 420 and 304, respectively. The monthly average notional value of currency forward contracts traded during the three months ended September 30, 2026 and 2025 was $36,576,268 and $28,986,156, respectively. The monthly average notional value of currency forward contracts traded during the nine months ended September 30, 2026 and 2025 was $32,838,647 and $40,586,198, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the three months ended September 30, 2026 and 2025 was 2,506 and 1,767, respectively. The monthly average number of option contracts purchased traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 was 1,800 and 1,750, respectively. The monthly average number of option contracts written traded directly by the Partnership during the three months ended September 30, 2026 and 2025 was 1,619 and 1,1710, respectively. The monthly average number of option contracts written traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 was 1,443 and 1,367, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2026 and December 31, 2025, respectively.

September 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$32,739,859	$(23,101,224)	$9,638,635	$-	$-	$9,638,635
Forwards	743,990	(452,378)	291,612	-	-	291,612

	33,483,849	(23,553,602)	9,930,247	-	-	9,930,247
JPMorgan
Forwards	177,193	(126,685)	50,508	-	-	50,508

Total assets	$33,661,042	$(23,680,287)	$9,980,755	$-	$-	$9,980,755

Liabilities
MS&Co.
Futures	$(23,101,224)	$23,101,224	$-	$-	$-	$-
Forwards	(452,378)	452,378	-	-	-	-

	(23,553,602)	23,553,602	-	-	-	-
JPMorgan
Forwards	(126,685)	126,685	-	-	-	-

Total liabilities	$(23,680,287)	$23,680,287	$-	$-	$-	$-

Net fair value						$9,980,755	*

December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$20,195,093	$(15,263,153)	$4,931,940	$-	$-	$4,931,940
Forwards	1,619,985	(1,160,231)	459,754	-	-	459,754

	21,815,078	(16,423,384)	5,391,694	-	-	5,391,694
JPMorgan
Forwards	113,563	(52,412)	61,151	-	-	61,151

Total assets	$21,928,641	$(16,475,796)	$5,452,845	$-	$-	$5,452,845

Liabilities
MS&Co.
Futures	$(15,263,153)	$15,263,153	$-	$-	$-	$-
Forwards	(1,160,231)	1,160,231	-	-	-	-

	(16,423,384)	16,423,384	-	-	-	-
JPMorgan
Forwards	(52,412)	52,412	-	-	-	-

Total liabilities	$(16,475,796)	$16,475,796	$-	$-	$-	$-

Net fair value						$5,452,845	*

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
Assets
Futures Contracts
Currencies	$3,165,649
Energy	6,679,731
Grains	8,811,913
Indices	3,596,664
Interest Rates U.S.	2,539,267
Interest Rates Non-U.S.	3,166,268
Livestock	1,604,934
Metals	501,548
Softs	2,673,885

Total unrealized appreciation on open futures contracts	32,739,859

Liabilities
Futures Contracts
Currencies	(3,262,799)
Energy	(2,881,332)
Grains	(7,708,009)
Indices	(1,517,333)
Interest Rates U.S.	(22,630)
Interest Rates Non-U.S.	(2,426,569)
Livestock	(1,842,055)
Metals	(900,498)
Softs	(2,539,999)

Total unrealized depreciation on open futures contracts	(23,101,224)

Net unrealized appreciation on open futures contracts	$9,638,635	*

Assets
Forward Contracts
Currencies	$177,193
Metals	743,990

Total unrealized appreciation on open forward contracts	921,183

Liabilities
Forward Contracts
Currencies	$(126,731)
Metals	(452,332)

Total unrealized depreciation on open forward contracts	(579,063)

Net unrealized appreciation on open forward contracts	$342,120	**

Assets
Options Purchased
Grains	$1,374,450
Livestock	644,963

Total options purchased	$2,019,413	***

Liabilities
Options Written
Grains	$(417,113)
Livestock	(238,875)

Total options written	$(655,988)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Consolidated Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Consolidated Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Consolidated Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Consolidated Statements of Financial Condition.

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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2026		2025		2026		2025
Currencies	$(4,878,338)		$1,534,067		$3,238,781		$(8,134,766)
Energy	13,602,684		2,780,895		18,050,120		(8,251,958)
Grains	(7,184,668)		1,757,853		(6,243,424)		(1,272,126)
Indices	1,706,772		8,622,937		6,843,459		4,149,375
Interest Rates U.S.	4,801,061		(650,194)		5,195,085		(1,611,588)
Interest Rates Non-U.S.	2,578,864		(280,214)		830,687		(1,361,420)
Livestock	(4,703,813)		5,926,660		(4,527,195)		10,851,456
Metals	(314,114)		7,336,448		(636,077)		13,858,164
Softs	(348,169)		(932,401)		(3,934,764)		(1,626,365)

Total	$5,260,279	*****	$26,096,051	*****	$18,816,672	*****	$6,600,772	*****

*****	This amount is included in “Total trading results” in the Consolidated Statements of Income and Expenses.
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
The Partnership and the Funds consider prices for exchange traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded futures, forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2026 and December 31, 2025 and for the periods ended September 30, 2026 and 2025, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$32,739,859	$30,340,619	$2,399,240	$-
Forwards	921,183	-	921,183	-
Options purchased	2,019,413	2,019,413	-	-

Total assets	$35,680,455	$32,360,032	$3,320,423	$-

Liabilities
Futures	$23,101,224	$22,483,429	$617,795	$-
Forwards	579,063	-	579,063	-
Options written	655,988	655,988	-	-

Total liabilities	$24,336,275	$23,139,417	$1,196,858	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,195,093	$18,951,018	$1,244,075	$-
Forwards	1,733,548	-	1,733,548	-
Options purchased	4,892,119	4,892,119	-	-

Total assets	$26,820,760	$23,843,137	$2,977,623	$-

Liabilities
Futures	$15,263,153	$15,080,068	$183,085	$-
Forwards	1,212,643	-	1,212,643	-
Options written	1,854,451	1,854,451	-	-

Total liabilities	$18,330,247	$16,934,519	$1,395,728	$-

The Investment in the Fund measured using the net asset value practical expedient is not required to be included in the fair value hierarchy. Please refer to the Consolidated Condensed Schedules of Investments as of September 30, 2026 and December 31, 2025, respectively.
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

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2026.
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
As of September 30, 2026, the Partnership owned 100.0% of Transtrend Master and approximately 76.4% of Drakewood Master. At December 31, 2025, the Partnership owned 100.0% of Transtrend Master and approximately 65.0% of Drakewood Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. The Partnership consolidates its wholly owned investment in Transtrend Master. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.
Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2026
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$54,609,444	$1,583,840	$53,025,604
Drakewood Master	36,561,052	13,055,431	23,505,621

	December 31, 2025
	Total Assets	Total Liabilities	Total Capital
Transtrend Master	$57,083,521	$956,093	$56,127,428
Drakewood Master	40,290,634	6,443,067	33,847,567

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$117,746	$(723,234)	$(605,488)
Drakewood Master	178,272	(2,191,394)	(2,013,122)

	For the nine months ended September 30, 2026
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$330,190	$137,214	$467,404
Drakewood Master	644,482	(1,977,837)	(1,333,355)

	For the three months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$169,694	$8,071,359	$8,241,053
Drakewood Master	69,463	(1,833,065)	(1,763,602)

	For the nine months ended September 30, 2025
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Transtrend Master	$454,798	$(3,398,795)	$(2,943,997)
Drakewood Master	318,798	(325,336)	(6,538)

Ceres Orion L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds are shown in the following tables:

	September 30, 2026		For the three months ended September 30, 2026					Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses			Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees

Transtrend Master	23.79%	$53,025,604	$(380,654)	$93,231	$17,810	$113,793	$(605,488)	Commodity Portfolio	Monthly
Drakewood Master	8.06%	17,953,925	(1,433,807)	76,084	13,456	-	(1,523,347)	Commodity Portfolio	Monthly

Total		$70,979,529	$(1,814,461)	$169,315	$31,266	$113,793	$(2,128,835)

	September 30, 2026		For the nine months ended September 30, 2026					Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses			Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees

Transtrend Master	23.79%	$53,025,604	$1,173,838	$292,898	$55,513	$358,023	$467,404	Commodity Portfolio	Monthly
Drakewood Master	8.06%	17,953,925	(915,056)	178,360	38,911	-	(1,132,327)	Commodity Portfolio	Monthly

Total		$70,979,529	$258,782	$471,258	$94,424	$358,023	$(664,923)

	December 31, 2025		For the three months ended September 30, 2025					Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses			Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees

Transtrend Master	24.22%	$56,127,428	$8,460,168	$90,793	$19,060	$109,262	$8,241,053	Commodity Portfolio	Monthly
Drakewood Master	9.49%	21,999,584	(984,138)	97,079	11,866	-	(1,093,083)	Commodity Portfolio	Monthly

Total		$78,127,012	$7,476,030	$187,872	$30,926	$109,262	$7,147,970

	December 31, 2025		For the nine months ended September 30, 2025					Investment Objective	Redemptions Permitted
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses			Net Income (Loss)
Funds				Clearing Fees	Professional Fees	Management Fees

Transtrend Master	24.22%	$56,127,428	$(2,171,430)	$345,361	$57,180	$370,026	$(2,943,997)	Commodity Portfolio	Monthly
Drakewood Master	9.49%	21,999,584	208,655	260,973	35,147	-	(87,465)	Commodity Portfolio	Monthly

Total		$78,127,012	$(1,962,775)	$606,334	$92,327	$370,026	$(3,031,462)

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Fund, (iii) its equity in trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Fund and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2026.

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

For the nine months ended September 30, 2026, the Partnership’s capital decreased 3.9% from $231,783,151 to $222,856,644. This decrease was attributable to redemptions of 115.5600 Class Z General Partner Redeemable Units totaling $174,995, 7,771.1140 Class A limited partner Redeemable Units totaling $27,624,406 and 520.4500 Class Z limited partner Redeemable Units totaling $792,627, which was partially offset by subscriptions of 1,389.8940 Class A limited partner Redeemable Units totaling $4,849,000 and a net income of $14,816,521. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2026, the net asset value per Redeemable Unit for Class A increased 1.2% from $3,547.61 to $3,590.46, as compared to an increase of 10.9% in the third quarter of 2025. During the Partnership’s third quarter of 2026, the net asset value per Redeemable Unit for Class Z increased 1.4% from $1,514.32 to $1,535.50, as compared to an increase of 11.1% in the third quarter of 2025. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2026 of $3,602,173. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2025 of $24,959,730. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock, non-U.S. interest rates and metals and were partially offset by losses in U.S. interest rates and softs.

During the third quarter, the Partnership’s most notable gains were achieved in the energy sector throughout the quarter from long futures positions in European power, crude oil, and refined petroleum products, namely gasoil, unleaded gasoline, and heating oil, as renewed geopolitical tensions in the Middle East boosted global fuel and power prices. In global fixed income, gains were recorded primarily during September from short positions in U.S., European, Australian, and Japanese fixed income futures, as higher oil prices and inflationary concerns drove prices lower. Further gains were generated during August from long positions in global shipping futures as prices advanced amid continued threats to key cargo routes in the Middle East. A portion of the Partnership’s gains for the third quarter was offset by losses in the agricultural sector primarily during July from short positions in wheat and corn futures, as prices surged higher amid global supply risks. Additional losses in the sector were incurred during July from long positions in live cattle and feeder cattle futures as prices moved lower on signs of weaker-than-expected demand for U.S. beef exports. Additional losses were experienced in the currency sector in late July from short positions in the Japanese yen against the U.S. dollar amid speculation Japanese monetary authorities were intervening to support the yen. Additional losses in the currencies during July were attributable to short positions in the Canadian dollar, New Zealand dollar, and euro. Within the metals markets, losses were incurred during September from long copper futures positions, as prices declined amid concerns of weak global demand for industrial metals.

During the Partnership’s nine months ended September 30, 2026, the net asset value per Redeemable Unit for Class A increased 6.4% from $3,373.18 to $3,590.46, as compared to an increase of 2.8% in the nine months ended September 30, 2025. During the Partnership’s nine months ended September 30, 2026, the net asset value per Redeemable Unit for Class Z increased 7.0% from $1,434.45 to $1,535.50, as compared to an increase of 3.3% in the nine months ended September 30, 2025. The Partnership experienced a net trading gain before fees and expenses in the first nine months of 2026 of $17,234,903. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2025 of $6,318,623. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, livestock and metals and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and softs.

During the first nine months of the year, the Partnership’s largest gains were achieved in the energy sector during the first four months of the year from long futures positions in Brent crude oil, heating oil, and gas oil. Oil prices rose sharply as geopolitical turmoil and hostilities in the Middle East threatened global energy supplies. Additional gains in the energy sector were generated throughout the third quarter from long futures positions in European power, crude oil, and refined petroleum products, as renewed geopolitical tensions in the Middle East boosted global fuel and power prices. In the global fixed income sector, gains were recorded during September from short positions in U.S., European, Australian, and Japanese fixed income futures, as higher oil prices and inflationary concerns drove yields higher and bond prices lower. Gains were also generated in the global stock index markets during January and February from long positions in Asian, European, and U.S. equity index futures, supported by an improved earnings outlook and accommodative central bank policies. Smaller gains were generated from long global stock index futures positions during the second and third quarter. Further gains were achieved in the currency markets during February, March, May, and June from short positions in the Japanese yen, euro, Swiss franc, Canadian dollar, and New Zealand dollar versus the U.S. dollar. Currency gains were supported by U.S. dollar strength and hawkish Fed policy. In global freight futures, gains were recorded during January, February, April, June, and August from long positions, as threats to tankers along key Middle Eastern shipping routes contributed to higher freight rates. A portion of the Partnership’s gains during the first nine months of the year was offset by losses in the agricultural sector during July from short positions in wheat and corn futures, as prices surged higher amid global supply risks. Additional losses in the sector were incurred during July from long positions in live cattle and feeder cattle futures and in soft commodities during the first and second quarters, specifically in sugar, cocoa, and cotton futures. Further losses were incurred in the metals sector during March and June from long positions in gold and silver futures, as precious metal prices were pressured lower by a stronger U.S. dollar. Smaller metals losses were recorded in copper futures throughout the first nine months of the year.

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

As of September 30, 2026, interest income was earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Transtrend Master’s) brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. will pay monthly interest to Transtrend Master on 100% of the average daily equity maintained in cash in Transtrend Master’s brokerage account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income earned by the Partnership for the three and nine months ended September 30, 2026 decreased by $213,100 and $847,499, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended September 30, 2026 decreased by $98,407 as compared to the corresponding period in 2025. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended September 30, 2026 as compared to the corresponding period in 2025. Clearing fees related to direct investments for the nine months ended September 30, 2026 increased by $27,773 as compared to the corresponding period in 2025. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the nine months ended September 30, 2026 as compared to the corresponding period in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three and nine months ended September 30, 2026 decreased by $20,241 and $77,857, respectively, as compared to the corresponding periods in 2025. The decrease in ongoing selling agent fees was primarily due to lower average adjusted net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Management fees, except fees payable to Transtrend, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees payable to Transtrend are charged at the Transtrend Master level and are affected by trading performance, subscriptions and redemptions of Transtrend Master. Management fees for the three and nine months ended September 30, 2026 decreased by $8,879 and $110,951, respectively, as compared to the corresponding periods in 2025. The decrease in management fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2026 decreased by $22,739 and $82,776, respectively, as compared to the corresponding periods in 2025. The decrease in the General Partner fees was due to lower average adjusted net assets during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees paid by the Partnership are based on the new trading profits, as defined in the respective management agreements among the Partnership, the General Partner/Trading Manager and each Advisor, generated by each Advisor at the end of the quarter, calendar half year or annually, as applicable. Trading performance for the three months and nine months ended September 30, 2026 resulted in incentive fees of $315,441 and $505,078, respectively. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $0 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2026 and June 30, 2026, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

		September 30, 2026		June 30, 2026
Advisor	September 30, 2026	(percentage of Partners’ Capital)	June 30, 2026	(percentage of Partners’ Capital)
Transtrend	$53,025,305	24%	$56,280,906	24%
Drakewood	$18,029,021	8%	$21,783,524	10%
JSCL	$74,543,503	33%	$72,781,235	32%
Quantica	$46,784,171	21%	$49,222,611	21%
Opus	$11,506,600	5%	$16,616,608	7%
Unallocated	$18,968,044	9%	$14,780,749	6%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. JSCL, Quantica and Opus directly trade managed accounts in the name of the Partnership. As of September 30, 2026, Transtrend and Drakewood traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Fund. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by JSCL, Quantica and Opus) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the Partnership’s total capitalization was $222,856,644.

September 30, 2026

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$6,522,355	2.93%
Energy	5,190,838	2.33
Grains	4,921,101	2.21
Indices	9,544,109	4.28
Interest Rates U.S.	3,006,511	1.35
Interest Rates Non-U.S.	3,931,358	1.76
Livestock	2,128,940	0.96
Metals	4,087,563	1.83
Softs	2,682,574	1.20

Total	$42,015,349	18.85%

As of December 31, 2025, the Partnership’s total capitalization was $231,783,151.

December 31, 2025

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$4,824,090	2.08%
Energy	3,675,928	1.59
Grains	4,570,762	1.97
Indices	7,437,195	3.21
Interest Rates U.S.	2,942,307	1.27
Interest Rates Non-U.S.	5,170,558	2.23
Livestock	1,680,030	0.72
Metals	5,270,302	2.27
Softs	3,195,179	1.38

Total	$38,766,351	16.72%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended September 30, 2026 and the twelve months ended December 31, 2025, as applicable. All open position trading risk exposures have been included in calculating the figures set forth below.

At September 30, 2026, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2026

			Three Months Ended September 30, 2026
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,835,399	1.72%	$6,004,637	$3,415,584	$4,353,957
Energy	3,633,631	1.63	3,858,161	2,566,262	3,378,189
Grains	3,996,773	1.79	4,108,701	1,742,223	2,661,485
Indices	8,540,059	3.83	8,540,059	6,411,508	7,454,215
Interest Rates U.S.	2,105,343	0.94	3,404,820	1,211,504	2,304,643
Interest Rates Non-U.S.	3,209,118	1.44	4,006,390	2,924,867	3,327,910
Livestock	1,968,725	0.88	2,825,295	1,597,695	2,096,846
Metals	1,611,487	0.72	1,824,384	759,343	1,398,353
Softs	1,881,736	0.84	2,166,666	1,145,950	1,631,066

Total	$30,782,271	13.79%

*	Average of daily Values at Risk.

At December 31, 2025, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2025

			Twelve Months Ended December 31, 2025
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,284,133	0.99%	$4,513,042	$1,589,737	$2,479,496
Energy	3,119,117	1.35	7,847,505	1,986,155	4,890,248
Grains	3,084,995	1.33	6,528,048	984,304	3,107,051
Indices	6,629,256	2.86	10,126,846	3,842,302	6,628,811
Interest Rates U.S.	1,828,774	0.79	3,709,859	943,778	1,851,212
Interest Rates Non-U.S.	2,980,353	1.29	5,513,914	2,025,210	3,567,668
Livestock	1,150,490	0.50	2,894,183	671,990	1,469,738
Metals	1,821,424	0.79	3,909,777	1,651,047	2,684,275
Softs	2,216,004	0.96	2,993,857	1,348,298	2,113,120

Total	$25,114,546	10.86%

*	Annual average of daily Values at Risk.

At September 30, 2026, Transtrend Master’s total capitalization was $53,025,604 and the Partnership owned 100.0% of Transtrend Master. As of September 30, 2026, Transtrend Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2026

			Three Months Ended September 30, 2026
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,674,475	5.04%	$3,310,372	$2,417,182	$2,887,908
Energy	1,557,207	2.94	1,557,207	564,315	1,289,244
Grains	924,328	1.74	1,618,230	742,458	976,946
Indices	1,004,050	1.89	1,078,094	730,437	834,339
Interest Rates U.S.	901,168	1.70	901,168	101,820	460,975
Interest Rates Non-U.S.	722,240	1.36	1,066,004	691,985	873,958
Livestock	160,215	0.30	572,880	33,770	176,851
Metals	986,588	1.86	1,064,605	689,369	843,149
Softs	800,838	1.51	932,134	385,158	707,186

Total	$9,731,109	18.34%

*	Average of daily Values at Risk.

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

At September 30, 2026, Drakewood Master’s total capitalization was $23,505,621 and the Partnership owned approximately 76.4% of Drakewood Master. As of September 30, 2026, Drakewood Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drakewood for trading) was as follows:

September 30, 2026

			Three Months Ended September 30, 2026
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$16,336	0.07%	$23,337	$-	$12,169
Metals	1,949,591	8.29	3,442,037	1,374,315	1,957,494

Total	$1,965,927	8.36%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over the financial reporting process during the fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment. On October 23, 2026, the parties reached a settlement in principle.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff appealed and, on October 20, 2026, the Appellate Division affirmed the trial court’s rulings.

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
.” in the Partnership’s Quarterly Reports on
Form 10-Q
for the quarters ended March 31, 2026 and June 30, 2026, other than as disclosed in Note 7, “Financial Instrument Risks,” of the Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .
For the three months ended September 30, 2026, there were subscriptions of 244.1290 Class A Redeemable Units totaling $840,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	719.0270	$3,440.80	N/A	N/A	N/A	N/A
August 1, 2026 - August 31, 2026	749.2220	$3,511.54	N/A	N/A	N/A	N/A
September 1, 2026 - September 30, 2026	1,954.6640	$3,590.46	N/A	N/A	N/A	N/A
	3,422.9130	$3,541.75	-	$-

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by the directors and officers of the General Partner.

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

Date: November 10, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date: November 10, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.